Form 10-Q
period 2012-03-30
M/A-COM Technology Solutions Holdings, Inc.
filed 2012-05-10
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35451

M/A-COM Technology Solutions Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0306875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Chelmsford Street

Lowell, MA 01851

(Address of principal executive offices and zip code)

(978) 656-2500

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, there were 45,326,075 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$74,743	$45,668
Accounts receivable, net	48,489	46,212
Inventories	49,788	52,480
Prepaid expenses and other current assets	3,842	3,574
Deferred income taxes	8,290	8,601

Total current assets	185,152	156,535
Property and equipment, net	29,570	25,364
Goodwill	3,990	3,990
Intangible assets, net	20,801	22,081
Other assets	2,246	3,298

TOTAL ASSETS	$241,759	$211,268

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,040	$20,549
Accrued liabilities	16,781	16,033
Income taxes payable	1,692	2,408
Deferred revenue	7,957	13,119
Current portion of contingent consideration	6,084	15,000

Total current liabilities	54,554	67,109

Contingent consideration, less current portion	3,340	10,502
Common stock warrant liability	16,725	10,736
Class B conversion liability	—	81,378
Other long-term liabilities	1,204	1,919
Deferred income taxes	304	2,443

Total liabilities	76,127	174,087

Class B redeemable convertible preferred stock	—	75,618

Series A-1 and A-2 convertible preferred stock	—	106,400

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock	45	2
Additional paid-in capital	344,321	—
Treasury stock	(330)	—
Accumulated other comprehensive loss	(165)	(181)
Accumulated deficit	(178,239)	(144,658)

Total stockholders’ equity (deficit)	165,632	(144,837)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$241,759	$211,268

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	$77,480	$77,884	$150,515	$152,793
Cost of revenue	40,931	45,639	82,551	89,934

Gross profit	36,549	32,245	67,964	62,859
Operating expenses:
Research and development	8,773	8,356	18,664	16,070
Selling, general and administrative	11,040	12,556	22,318	24,793
Accretion of contingent consideration	(1,247)	198	(1,078)	295
Restructuring charges	—	357	1,586	739

Total operating expenses	18,566	21,467	41,490	41,897

Income from operations	17,983	10,778	26,474	20,962
Other expense:
Accretion of common stock warrant liability	7,447	2,950	5,989	2,950
Accretion of Class B conversion liability	57,739	17,420	44,119	17,420
Interest expense	203	87	384	615

Total other expense	65,389	20,457	50,492	20,985

Loss before income taxes	(47,406)	(9,679)	(24,018)	(23)
Income tax (provision) benefit	(6,155)	1,376	(7,501)	5

Net loss from continuing operations	(53,561)	(8,303)	(31,519)	(18)
Net loss from discontinued operations	—	(1,454)	—	(1,133)

Net loss	(53,561)	(9,757)	(31,519)	(1,151)
Accretion to redemption value of redeemable preferred stock and preferred stock dividends	(1,201)	(77,555)	(2,616)	(77,698)

Net loss attributable to common stockholders	$(54,762)	$(87,312)	$(34,135)	$(78,849)

Net loss per share:
Basic and diluted loss per common share:
Loss from continuing operations	$(8.02)	$(55.50)	$(7.93)	$(58.69)
Loss from discontinued operations	—	(0.94)	—	(0.86)

Net loss	$(8.02)	$(56.44)	$(7.93)	$(59.55)

Shares used to compute net loss per common share - basic and diluted	6,829	1,547	4,306	1,324

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Net loss	$(53,561)	$(9,757)	$(31,519)	$(1,151)

Foreign currency translation gain	49	58	16	22

Total comprehensive loss	$(53,512)	$(9,699)	$(31,503)	$(1,129)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2011	1,747	$2	—	$—	$(181)	$—	$(144,658)	$(144,837)
Issuance of common stock upon initial public offering, net of costs incurred	5,556	5	—	—	—	93,681	—	93,686
Conversion of redeemable and convertible preferred stock and Class B conversion liability	37,677	38	—	—	—	310,094	—	310,132
Payment of Class B conversion preference	—	—	—	—	—	(60,000)	—	(60,000)
Issuance of common stock upon exercise of common stock options and other awards	116	—	—	—	—	104	—	104
Vesting of restricted common stock	54	—	—	—	—	—	—	—
Repurchase of common stock	—	—	24	(330)	—	—	—	(330)
Share-based and other incentive compensation	—	—	—	—	—	996	—	996
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(554)	(2,062)	(2,616)
Foreign currency translation	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	(31,519)	(31,519)

Balance, March 30, 2012	45,150	$45	24	$(330)	$(165)	$344,321	$(178,239)	$165,632

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 30, 2012	April 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,519)	$(1,151)
Adjustments to reconcile net loss to net cash from operating activities — net of effects from acquisition:
Accretion of common stock warrant liability	5,989	2,950
Accretion of Class B conversion liability	44,119	17,420
Accretion of asset retirement obligations	38	7
Depreciation and amortization	5,491	5,166
Gain on disposition of business, net	—	1,296
Accretion of contingent consideration	(1,078)	295
Amortization of acquired unfavorable lease	(108)	(122)
Deferred income taxes	(1,828)	—
Loss on disposal of property and equipment	28	460
Share-based and other noncash incentive compensation	996	777
Amortization of deferred financing costs	132	63
Change in operating assets and liabilities (net of assets acquired and liabilities assumed in acquisition):
Accounts receivable	(2,277)	(263)
Inventories	2,692	(7,924)
Prepaid expenses and other assets	(457)	(569)
Accounts payable	2,110	401
Accrued and other liabilities	(292)	(4,866)
Income taxes payable	(716)	(4,443)
Deferred revenue	(5,162)	1,088

Net cash from operating activities	18,158	10,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	572
Purchases of property and equipment	(9,665)	(3,803)

Net cash from investing activities	(9,665)	(3,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters’ discount	98,175	—
Payment of Class B preference	(60,000)	—
Financing and offering costs	(2,146)	—
Proceeds from stock option exercises	104	456
Payments on notes payable	—	(30,000)
Payments on capital leases	—	(411)
Proceeds from issuance of convertible preferred stock with warrants and conversion features	—	118,680
Repurchase of common stock	(330)	—
Payment of contingent consideration	(15,000)	(8,825)
Payment of dividends	(204)	(79,137)
Payments to Mimix Holdings, Inc. preferred and common stockholders	(17)	—

Net cash from financing activities	20,582	763

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,075	8,117

CASH AND CASH EQUIVALENTS — Beginning of period	45,668	23,946

CASH AND CASH EQUIVALENTS — End of period	$74,743	$32,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$100	$902

Cash paid for income taxes	$9,731	$4,572

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (M/A-COM Holdings or the Company) was incorporated in Delaware on March 25, 2009. M/A-COM Holdings is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, M/A-COM Holdings has offices in North America, Europe, Asia and Australia.

The Company has one reportable operating segment which designs, develops, manufactures and markets semiconductors and modules.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 15, 2012 (Prospectus) in connection with its initial public offering (IPO). The Company completed the IPO in March 2012.

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal year 2011 was 52 weeks in length. Fiscal year 2012 is 52 weeks in length.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2012.

In the second and third quarters of fiscal year 2011, the Company sold assets of non-core laser diode and ferrite business lines. The Company has segregated the operating results of the divested businesses from continuing operations for all periods presented.

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

On March 8, 2012, the Company’s board of directors and stockholders approved a one-for-four reverse stock split of its common stock to take effect prior to the completion of its IPO. The reverse split became effective March 9, 2012. All share and per share information relating to the Company’s common stock in these consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to contingent consideration liabilities, common stock warrant liabilities and, through the completion of the IPO in March 2012, Class B conversion liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Recent Accounting Standards—In April 2010, the Financial Accounting Standards Board, (FASB), issued Account Standards Update (ASU) 2010-17, “Milestone Method of Revenue Recognition,” which amends Accounting Standards Codification (ASC) Topic 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. ASU 2010-17 became effective for the Company on October 1, 2011. The adoption of ASU 2010-17 did not have a material effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB’s Emerging Issues Task Force).” ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. ASU 2010-29 became effective for the Company on October 1, 2011, and will be applied to business combinations for which the acquisition date is subsequent to that date. The adoption of ASU 2010-29 did not have a material effect on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other,” which amends ASC Topic 350. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. ASU 2010-28 became effective for the Company on October 1, 2011 and did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC Topic 820. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. The adoption of ASU 2011-05 will be effective for the Company in the first quarter of fiscal year 2013, at the earliest, and is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment,” which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. ASU 2011-08 became effective for the Company on October 1, 2011 and did not have a material effect on the Company’s financial statements.

2.	FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 30, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Contingent consideration	$9,424	$—	$—	$9,424

Common stock warrant liability	$16,725	$—	$—	$16,725

	September 30, 2011
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Contingent consideration	$25,502	$—	$—	$25,502

Common stock warrant liability	$10,736	$—	$—	$10,736

Class B conversion liability	$81,378	$—	$—	$81,378

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Six Months Ended March 30, 2012
	September 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 30, 2012

Contingent consideration	$25,502	$(1,078)	$—	$(15,000)	$—	$9,424

Common stock warrant liability	$10,736	$5,989	$—	$—	$—	$16,725

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

	Six Months Ended April 1, 2011
	October 1, 2010	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 1, 2011

Contingent consideration	$29,300	$295	$—	$(8,825)	$—	$20,770

Common stock warrant liability	$—	$2,950	$5,657	$—	$—	$8,607

Class B conversion liability	$—	$17,420	$41,641	$—	$—	$59,061

The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by the Company. Specifically, the Company considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments were discounted to present value using risk-adjusted discount rates.

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of March 30, 2012, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 8.73 years, expected volatility of 44.9% and risk free rate of 1.9%. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

The fair values of the Class B conversion liabilities were estimated based upon a consideration of the estimated fair value of the underlying common stock into which the Company’s Class B convertible preferred stock (Class B) was convertible, and the expected preferential payments pursuant to the terms of the securities. The Company estimated the fair value of the common stock by using the same probability-weighted scenarios in estimating the fair value of the warrants. For each potential scenario, the value to the Class B was estimated relative to the existing preferences. The Class B conversion liabilities were settled upon the closing of the Company’s IPO in March 2012.

These estimates include significant judgments about potential future liquidity events and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

3.	ESCROW ARRANGEMENTS AND OUTSTANDING SHARES

In connection with the acquisition of Mimix Holdings, Inc. (Mimix) in May 2010, escrows were established to hold portions of the stock and cash issuable to the former Mimix stockholders pending the outcome of certain contingencies and general representation matters. As of September 30, 2011 and March 30, 2012, accrued liabilities in the accompanying condensed consolidated balance sheets include liabilities of $1.0 million and $716,000, respectively, which amounts were potentially payable to former Mimix stockholders pursuant to these escrow arrangements as of those dates. Outstanding shares of Series A-2 convertible preferred stock as of September 30, 2011 included 1.1 million shares that were subject to forfeiture pursuant to an escrow arrangement. In January 2012, the Company and the former noncontrolling Mimix stockholders agreed to release 283,000 shares of Series A-2 convertible preferred stock and $19,000 from the escrow to the Company to resolve an indemnification claim. In February 2012, the Company released 253,000 shares of Series A-2 convertible preferred stock and $17,000 from the escrow to the former Mimix stockholders pursuant to the terms of the escrow. The escrow arrangement with the former stockholders of Mimix terminated upon the Company’s IPO in March 2012 and all remaining shares and cash were released from the related escrow.

Outstanding shares of our common stock as of September 30, 2011 and March 30, 2012 presented in the accompanying consolidated statements of stockholders’ equity (deficit) exclude 225,000 and 184,000, respectively, shares of common stock issued as compensation to employees that vest over two to four years, subject to continued employment with the Company.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	March 30, 2012	September 30, 2011

Raw materials	$24,084	$23,911
Work-in-process	7,380	9,043
Finished goods	18,324	19,526

Total	$49,788	$52,480

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 30, 2012	September 30, 2011

Machinery and equipment	$34,465	$30,964
Leasehold improvements	3,789	3,566
Furniture and fixtures	348	302
Construction in process	7,753	3,894
Computer equipment and software	6,005	5,240

Total property and equipment	52,360	43,966

Less accumulated depreciation and amortization	(22,790)	(18,602)

Property and equipment — net	$29,570	$25,364

Depreciation and amortization expense from continuing operations related to property and equipment for the three and six months ended March 30, 2012 was $2.2 million and $4.2 million, respectively. Depreciation and amortization expense from continuing operations related to property and equipment for the three and six months ended April 1, 2011 was $1.9 million and $3.9 million, respectively.

6.	DEBT

The Company has a loan agreement dated September 30, 2011, as amended on February 24, 2012, with a syndicate of lenders, which provides for a revolving credit facility of up to $125.0 million that matures in September 2016. Borrowings under the revolving credit facility bear either a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The Company also pays a fee on the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of September 30, 2011 and March 30, 2012, there were no outstanding borrowings under the revolving credit facility.

7.	INTANGIBLE ASSETS

Intangible assets include a trade name with a carrying value of $3.4 million and the following amortizable intangible assets (in thousands):

	Total	Acquired Technology	Customer Relationships	Weighted- Average Remaining Life (Years)

Intangible assets — at September 30, 2011	$26,154	$13,754	$12,400
Less accumulated amortization	(7,473)	(4,371)	(3,102)

Intangible assets — net at September 30, 2011	$18,681	$9,383	$9,298	6.2

Intangible assets — at March 30, 2012	$26,154	$13,754	$12,400
Less accumulated amortization	(8,753)	(5,135)	(3,618)

Intangible assets — net at March 30, 2012	$17,401	$8,619	$8,782	5.8

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Cost of revenue	$382	$382	$764	$764

Selling, general and administrative	257	257	515	515

Total	$639	$639	$1,279	$1,279

Estimated amortization of the intangible assets in future fiscal years as of March 30, 2012 (in thousands):

2012 (rest of fiscal year)	$1,373
2013	3,086
2014	3,351
2015	3,470
2016	2,843
Thereafter	3,278

Total	$17,401

8.	INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. As a result, common stock is the Company’s only outstanding equity security as of March 30, 2012.

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of warrants, stock options and vesting of restricted stock and units. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method.

The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Numerator:

Net loss available to controlling interest	$(53,561)	$(9,757)	$(31,519)	$(1,151)

Accretion to redemption value of redeemable convertible preferred stock	(1,201)	(1,339)	(2,616)	(1,482)

Dividends declared and paid or payable to preferred stockholders	—	(76,216)	—	(76,216)

Net loss attributable to common stockholders	$(54,762)	$(87,312)	$(34,135)	$(78,849)

Dividends declared and paid to common stockholders	$—	$3,784	$—	$3,784

Denominator:

Weighted average common shares outstanding-basic and diluted	6,829	1,547	4,306	1,324

Common stock loss per share-basic and diluted:

Distributed	$—	$(2.45)	$—	$(2.86)

Undistributed	(8.02)	(56.44)	(7.93)	(59.55)

Net common stock loss per share	$(8.02)	$(58.89)	$(7.93)	$(62.41)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Stock options, warrants, restricted stock and units	2,342	2,370	2,337	2,626

Convertible preferred stock	33,591	37,748	35,657	34,020

Total common stock equivalent shares excluded	35,933	40,118	37,994	36,646

9.	COMMITMENTS AND CONTINGENCIES

Unused Letter of Credit—As of September 30, 2011 and March 30, 2012, the Company had outstanding unused letters of credit from a bank aggregating $200,000 and $246,000, respectively.

Purchase Commitments—As of September 30, 2011 and March 30, 2012, the Company had outstanding noncancelable purchase commitments aggregating $3.0 million at each date pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

In April 2011, GigOptix, Inc. (GigOptix) filed a complaint in the Santa Clara County Superior Court against the Company, its subsidiary Optomai, and five employees (the Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The complaint seeks unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and following its April 2011 acquisition of Optomai, the Company. In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its complaint for the second time, to delete its claims for negligent and intentional interference with economic advantage and unfair competition, leaving the following claims pending; (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served discovery requests, and the parties have narrowed the discovery being sought. The Company intends to defend this lawsuit vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of material loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

10.	RESTRUCTURINGS

Commencing in fiscal year 2009 and continuing in fiscal years 2010 and 2011, the Company implemented restructuring actions in connection with a broader plan to reduce staffing and the Company’s manufacturing footprint. The Company completed these restructuring activities in September 2011. The restructuring expense relates to direct and incremental costs related to severance and outplacement fees for the terminated employees during fiscal years 2009, 2010 and 2011. The unpaid restructuring costs of $522,000 as of September 30, 2011 were paid through the second quarter of fiscal year 2012. The Company recorded a restructuring charge of $1.6 million in the first quarter of fiscal year 2012, representing the full cost of the action and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The action was designed to further lower operating costs. The unpaid restructuring costs of $824,000 as of March 30, 2012 are expected to be paid through fiscal year 2012. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance—September 30, 2011	$522

Current period charges	1,586
Payments	(1,284)

Balance—March 30, 2012	$824

11.	SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has two equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan) and the 2012 Omnibus Incentive Plan (2012 Plan). Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity based awards. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In the three months ended March 30, 2012, the Company began granting RSUs, which generally vest annually over one, four or five years.

A summary of stock option activity for the six months ended March 30, 2012, is as follows (in thousands):

			Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price Per Share

Outstanding—September 30, 2011	2,292	$1.28	8.2	$32,662

Exercised	(116)	$0.98
Canceled or expired	(29)	$1.28

Outstanding—March 30, 2012	2,147	$1.28	7.7	$41,777

Options vested and expected to vest as of March 30, 2012	2,040	$1.28	7.7	$39,688

Options vested and exercisable as of March 30, 2012	785	$1.37	7.7	$15,205

Aggregate intrinsic value represents the difference between the Company’s closing stock price on March 30, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $1.5 million for the six months ended March 30, 2012. No options were granted in the six months ended March 30, 2012.

A summary of restricted stock activity for the six months ended March 30, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Issued and unvested—September 30, 2011	225	2.3	$3,485

Granted	14
Vested	(54)
Canceled or expired	(1)

Issued and unvested—March 30, 2012	184	2.3	$3,821

Shares expected to vest—March 30, 2012	182	2.3	$3,786

As of March 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was $1.5 million, which is expected to be recognized over the next 2.3 years.

No restricted stock units were issued prior to March 2012. A summary of restricted stock unit activity for the six months ended March 30, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Issued and unvested—March 30, 2012	329	3.8	$6,828

Shares expected to vest—March 30, 2012	296	3.8	$6,155

As of March 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $6.4 million, which is expected to be recognized over the next 3.8 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 in March 2012, the Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for an initial offering period of eight months with six-month offering periods thereafter, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Compensation expense related to the ESPP in the three and six months ended March 30, 2012 was immaterial. As of March 30, 2012, total unrecognized compensation cost related to the ESPP was approximately $0.2 million, which is expected to be recognized through the first quarter of fiscal year 2013.

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and nonemployees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Cost of revenue	$38	$98	$68	$144
Research and development	114	34	212	68
Selling, general and administrative	279	356	624	441

Total stock-based compensation expense	$431	$488	$904	$653

There were no material modifications to stock option awards during the periods presented.

12.	INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

The Company recorded an income tax provision of $6.2 million and a benefit of $1.4 million for the three months ended March 30, 2012 and April 1, 2011, respectively, and a provision of $7.5 million and a benefit of $5,000 for the six months ended March 30, 2012 and April 1, 2011, respectively. The tax provision and the effective tax rate increased in the three and six months ended March 30, 2012 compared to the same periods in the prior year, primarily due to the increases in income before income taxes and non-deductible share-based compensation expense during the second quarter of fiscal 2012. The effective tax rates for the three and six months ended March 30, 2012 are not necessarily indicative of the effective tax rates that may be expected for the fiscal year 2012. The Company has computed the provision for income taxes based on the estimated effective tax rate for each full fiscal year, adjusted for material discrete taxation matters arising in the periods.

Factors that impact the income tax provision include, but are not limited to, the share-based compensation expense, recognition of research and development tax benefits and discrete tax benefits arising from the disqualified disposition of certain share-based compensation awards.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rate for the three and six months ended March 30, 2012 of (13.0)% and (31.2)%, respectively, was driven primarily by an aggregate of $65.2 million and $50.1 million, respectively, of expense related to changes in fair values of the Company’s Class B conversion and common stock warrant liabilities, which are not deductible, and, for the six months ended March 30, 2012, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets.

13.	CLASS B PREFERRED STOCK

A summary of the changes in the carrying value of the Class B follows (in thousands):

Balance—September 30, 2011	$75,618
Accretion to redemption value	2,616
Reclassification upon conversion of Class B to common stock	(78,234)

Balance—March 30, 2012	$—

14.	RELATED PARTY TRANSACTIONS

The Company’s majority stockholder controls another entity, GaAs Labs LLC (GaAs Labs), which was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for the three and six month periods in the accompanying condensed consolidated statements of operations include $180,000 and $360,000, respectively, for such services. No amounts were payable as of September 30, 2011 or March 30, 2012.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti, and entities affiliated with Summit Partners L.P., an affiliate of one of the directors, collectively own 21.9% of Ubiquiti’s common stock. The design services agreement provides that the Company will provide engineering services to Ubiquiti toward the development of an IC device. The agreement provides that Ubiquiti will pay the Company up to $500,000 for such engineering services based on milestone achievement, and sets a unit price for potential future production orders of such devices from the Company by Ubiquiti if a production device results from the development. The Company received a related payment of $100,000 from Ubiquiti in March 2012, which is included in deferred revenue as of March 30, 2012 due to $50,000 being subject to refund should certain milestones not be met and, generally, not completing the services related to the payment as of that date.

In April 2012, the Company entered into a services agreement with GaAs Labs whereby the Company will provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information regarding noncash investing and financing activities:

•

As of March 30, 2012 and April 1, 2011, the Company had $1.7 million and $469,000, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable, accrued liabilities and other long-term liabilities. These amounts have been excluded from the payments for purchases of property and equipment for the six months ended March 30, 2012 and April 1, 2011, respectively.

•

In March 2012, upon completion of the IPO, all shares of convertible preferred stock converted into common stock. As a result, the carrying values immediately prior to the conversion of Series A-1 convertible preferred stock ($64.0 million), Series A-2 convertible preferred stock ($42.4 million), and Class B ($78.2 million) were reclassified to stockholders’ equity, primarily as in additional paid-in capital. In addition, the carrying value of the Class B conversion liability immediately prior to conversion of the Class B ($125.5 million) was reclassified to additional paid-in capital.

16.	GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

United States	$38,645	$41,149	$76,330	$79,717
International (1)	38,835	36,735	74,185	73,076

Total	$77,480	$77,884	$150,515	$152,793

Long-Lived Assets by Geographic Region	March 30, 2012	September 30, 2011

United States	$23,384	$21,317
International (2)	6,186	4,047

Total	$29,570	$25,364

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, except that long-lived assets in the Asia-Pacific region exceeded 10% of total assets as of March 30, 2012.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Customer A	19%	20%	19%	20%
Customer B	13%	11%	13%	11%

Accounts Receivable	March 30, 2012	September 30, 2011

Customer A	15%	18%
Customer B	11%	12%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended March 30, 2012 and April 1, 2011, ten customers represented 59% and 58% of total revenue, respectively. For the six months ended March 30, 2012 and April 1, 2011, ten customers represented 54% and 57% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), with the Securities and Exchange Commission (SEC) on March 15, 2012.

M/A-COM Technology Solutions Holdings, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us” or “our.”

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain management assumptions. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions which are based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our prospectus filed pursuant to Section 424(b) under the Securities Act with the SEC on March 15, 2012. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with a stable foundation for growth and enable us to develop strong relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in three large and growing primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); and Multi-market, which includes automotive, industrial, medical, mobile and scientific applications. We have one reportable operating segment, semiconductors and modules.

History and Basis of Presentation

M/A-COM Technology Solutions Holdings, Inc. was incorporated in the State of Delaware on March 25, 2009 and on March 30, 2009, acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand, which we refer to as the M/A-COM Acquisition. We acquired Mimix Holdings, Inc. (Mimix), a supplier of high-performance GaAs semiconductors, on May 28, 2010 and Optomai, Inc. (Optomai), a developer of ICs and modules for fiber optic networks, on April 25, 2011.

We have a 52-or 53-week fiscal year ending on the Friday closest to September 30.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Substantially all of our revenue is derived from sales of high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave and millimeterwave spectrum. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.

We believe the primary drivers of our future revenue growth will include:

•	increasing design wins with new and existing customers, with a focus on early customer engagement;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our 38 product lines;

•	introduction of, and the market’s reception to, new products that command higher prices because of added features, higher levels of integration and improved performance; and

•	growth in the market for high-performance analog semiconductors generally, and in our three primary markets in particular.

While sales in any or all of our target markets may slow or decline from period to period, over the long term we generally expect to continue to benefit from strength in these markets. We expect growth in the Networks market to be driven by continued upgrades and expansion of communications equipment to support increasing mobile, internet and video data services. We expect growth in the A&D market to come from increasing electronic content in defense, homeland security and public safety systems, although growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. The Multi-market is our most diverse market, and we expect steady growth in this market for our multi-purpose catalog products and expect additional growth potential in select areas such as the automotive market, where semiconductor content per automobile is projected to grow. We experienced a decrease in revenue in the three and six months ended March 30, 2012 as compared to the three and six months ended April 1, 2011 primarily due to economic softness in our Networks market, reflecting a slowdown in capital spending by telecommunications operators.

Cost of revenue. Cost of revenue consists primarily of the cost of semiconductor wafers and other materials used in the manufacture of our products, and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs, and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory as well as amortization of intangible assets related to acquired technology.

One of our objectives is to increase our gross margin, which is our gross profit expressed as a percentage of our revenue. We seek to introduce high-performance products that are valued by our customers for their ability to address technically challenging applications, rather than commoditized products used in high-volume applications where cost, rather than performance, is the highest priority. We also strive to continuously reduce our costs and to improve the efficiency of our manufacturing operations.

Our gross margin in any period is significantly affected by industry demand and competitive factors in the markets into which we sell our products. Gross margin is also significantly affected by our product mix, that is, the percentage of our revenue in that period that is attributable to relatively higher or lower-margin products. Additional factors affecting our gross margin include fluctuations in the cost of wafers and materials, including precious metals, utilization of our wafer fabrication operation, or fab, level of usage of outsourced manufacturing, assembly and test services, changes in our manufacturing yields, changes in foreign currencies and numerous other factors, some of which are not under our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

Gross margin was 47.2% for the three months ended March 30, 2012 compared with 41.4% for the three months ended April 1, 2011. Gross margin was 45.2% for the six months ended March 30, 2012 compared with 41.1% for the six months ended April 1, 2011. Over the long-term we generally expect continued improvement in our gross margin as we complete our restructuring and other cost savings initiatives and execute on our new product development and sales and marketing strategies.

Research and development. Research and development (R&D) expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development and project materials. We expense all research and development costs as incurred. We have made a significant investment in R&D since March 2009 and expect to maintain or increase the dollar amount of R&D investment in future periods, although amounts may increase or decrease in any individual quarter.

Selling, general and administrative. Selling, general and administrative (SG&A) expense consists primarily of costs of our executives, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples and amortization of certain intangible assets relating to customer relationships.

Accretion of contingent consideration. We have partially funded the acquisition of businesses through contingent earn-out consideration, in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings.

Restructuring charges. Following the M/A-COM Acquisition in March 2009, we began implementing our strategy to align our operations with the economic environment and our long-term fab-lite strategy, beginning with an initial staff reduction in April 2009. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff. We incurred an additional $1.6 million of restructuring costs, representing the full cost of the restructuring actions, in the six months ended March 30, 2012 designed to lower our operating costs.

Other expense. Other expense consists of accretion of our common stock warrant liability, accretion of our Class B conversion liability, which was settled in March 2012, and interest expense.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	$77,480	$77,884	$150,515	$152,793
Cost of revenue (1)	40,931	45,639	82,551	89,934

Gross profit	36,549	32,245	67,964	62,859
Operating expenses:
Research and development (1)	8,773	8,356	18,664	16,070
Selling, general and administrative (1)	11,040	12,556	22,318	24,793
Accretion of contingent consideration	(1,247)	198	(1,078)	295
Restructuring charges	—	357	1,586	739

Total operating expenses	18,566	21,467	41,490	41,897

Income from operations	17,983	10,778	26,474	20,962
Other expense:
Accretion of common stock warrant liability (2)	7,447	2,950	5,989	2,950
Accretion of Class B conversion liability (3)	57,739	17,420	44,119	17,420
Interest expense (1)	203	87	384	615

Total other expense	65,389	20,457	50,492	20,985

Loss before income taxes	(47,406)	(9,679)	(24,018)	(23)
Income tax (provision) benefit	(6,155)	1,376	(7,501)	5

Net loss from continuing operations	(53,561)	(8,303)	(31,519)	(18)
Net loss from discontinued operations	—	(1,454)	—	(1,133)

Net loss	$(53,561)	$(9,757)	$(31,519)	$(1,151)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Amortization expense:
Cost of revenue	$382	$382	$764	$764
Selling, general and administrative	257	257	515	515
Non-cash compensation expense: (a)
Cost of revenue	42	102	78	156
Research and development	118	40	224	86
Selling, general and administrative	303	386	694	535
Amortization of deferred financing costs – interest expense	73	48	132	63

(a)	Includes (i) share-based compensation expense and (ii) incentive compensation amounts payable by the previous owner of the M/A-COM Tech Business to certain of our employees in connection with the sale of such business to us and recorded in our financial statements in a manner similar to share-based compensation.

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that are recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.8	58.6	54.8	58.9

Gross margin	47.2	41.4	45.2	41.1

Operating expenses:
Research and development	11.3	10.7	12.4	10.5
Selling, general and administrative	14.2	16.1	14.8	16.2
Accretion of contingent consideration	(1.6)	0.3	(0.7)	0.2
Restructuring charges	—	0.5	1.1	0.5

Total operating expenses	24.0	27.6	27.6	27.4

Income from operations	23.2	13.8	17.6	13.7

Other expense:
Accretion of common stock warrant liability	9.6	3.8	4.0	1.9
Accretion of Class B conversion liability	74.5	22.4	29.3	11.4
Interest expense	0.3	0.1	0.3	0.4

Total other expense	84.4	26.3	33.5	13.7

Loss before income taxes	(61.2)	(12.4)	(16.0)	—
Income tax (provision) benefit	(7.9)	1.8	(5.0)	—

Net loss from continuing operations	(69.1)	(10.7)	(20.9)	—

Net loss from discontinued operations	—	(1.9)	—	(0.7)

Net loss	(69.1)%	(12.5)%	(20.9)%	(0.8)%

Comparison of Three and Six Months Ended March 30, 2012 to the Three and Six Months Ended April 1, 2011

Revenue. Our revenue was $77.5 million for the three months ended March 30, 2012 and $77.9 million for the three months ended April 1, 2011. Our revenue decreased $2.3 million, or 1.5%, to $150.5 million for the six months ended March 30, 2012, from $152.8 million for the six months ended April 1, 2011. The decrease in revenue in the six months ended March 30, 2012 was primarily due to economic softness in our Networks market, reflecting a slowdown in capital spending by telecommunications operators. The net impact of product price increases and decreases implemented by us during the 2012 periods was largely to offset one another, such that changes in product pricing were not a material driver of the overall decrease in our revenue in the 2012 periods over the 2011 periods.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 30, 2012	April 1, 2011	% Change	March 30, 2012	April 1, 2011	% Change

Networks	$19,006	$22,508	(15.6)%	$40,969	$47,932	(14.5)%
A&D	27,879	25,128	10.9%	48,685	45,791	6.3%
Multi-Market	30,595	30,248	1.1%	60,861	59,070	3.0%

Total	$77,480	$77,884		$150,515	$152,793

Networks	24.5%	28.9%		27.2%	31.4%
A&D	36.0%	32.3%		32.3%	30.0%
Multi-Market	39.5%	38.8%		40.4%	38.7%

Total	100%	100%		100%	100%

In the three months ended March 30, 2012, our Networks market revenue decreased by $3.5 million compared to the three months ended April 1, 2011. In the six months ended March 30, 2012, our Networks market revenue decreased $7.0 million compared to the six months ended April 1, 2011. The decrease was attributable primarily to a slowdown in capital spending by telecommunications operators for cellular infrastructure and mobile backhaul equipment, partially offset by growth in sales of our CATV, broadband, and optical products.

In the three months ended March 30, 2012, our A&D market revenue increased by $2.8 million compared to the three months ended April 1, 2011. In the six months ended March 30, 2012, our A&D market revenue increased by $2.9 million compared to the six months ended April 1, 2011. We attribute this growth to increased demand for radar and satellite datalink products, partially offset by weaker overall market demand for tactical and public safety radios.

In the three months ended March 30, 2012, our Multi-market revenues increased slightly by $0.3 million compared to the three months ended April 1, 2011. In the six months ended March 30, 2012, our Multi-market revenues increased by $1.8 million compared to the six months ended April 1, 2011. We attribute this growth primarily to the continued strength of the automobile industry, particularly in North America, partially offset by weaker demand of our general purpose products through our distribution channels.

Gross margin. Gross margin was 47.2% for the three months ended March 30, 2012 compared with 41.4% for the three months ended April 1, 2011. Gross margin was 45.2% for the six months ended March 30, 2012 compared with 41.1% for the six months ended April 1, 2011. The increase in gross margin was primarily attributable to a reduction of our overall costs by $4.9 million and $7.7 million in the three and six months ended March 30, 2012, respectively, as compared to the respective 2011 periods, primarily related to lower manufacturing payroll, partially offset by increased unit shipments of lower margin products, which accounted for a $0.4 million decrease in gross profit, or 0.5 % of revenue, in the three months ended March 30, 2012 and $1.5 million, or 1.0% of revenue, in the six months ended March 30, 2012. Amortization and non-cash compensation expenses included in cost of revenue were $0.4 million and $42,000, respectively, in three months ended March 30, 2012 as compared to $0.4 million and $0.1 million, respectively, in the three months ended April 1, 2011. Amortization and non-cash compensation expenses included in cost of revenue were $0.8 million and $0.1 million, respectively, in six months ended March 30, 2012 as compared to $0.8 million and $0.2 million, respectively, in the six months ended April 1, 2011.

Research and development. R&D expense increased $0.4 million, or 5.0%, to $8.8 million, or 11.3% of our revenue, for the three months ended March 30, 2012 compared with $8.4 million, or 10.7%, in the three months ended April 1, 2011. R&D expense increased $2.6 million, or 16.1%, to $18.7 million, or 12.4% of our revenue, for the six months ended March 30, 2012 compared with $16.1 million, or 10.5%, in the six months ended April 1, 2011. The increase was primarily driven by increased new product development activities that required increases in staff, facility costs, design tools and engineering prototype materials. Non-cash compensation expense in R&D expense was $0.1 million and $0.2 million, respectively, in the three and six months ended March 30, 2012 as compared to $40,000 and $86,000, respectively, in the three and six months ended April 1, 2011.

Selling, general and administrative. SG&A expense decreased $1.5 million, or 12.1%, to $11.0 million or 14.2% of our revenue for the three months ended March 30, 2012 compared with $12.6 million or 16.1% of our revenue for the three months ended April 1, 2011. SG&A expense decreased $2.5 million, or 10.0%, to $22.3 million or 14.8% of our revenue for the six months ended March 30, 2012 compared with $24.8 million or 16.2% of our revenue for the six months ended April 1, 2011. The decrease in the 2012 periods was primarily related to reductions in professional fees supporting the preparation and audits of historical financial statements, as well as reduced travel expenses. In addition, the decrease in the three months ended March 30, 2012 was also caused by reduced payroll expenses resulting from restructuring actions taken during the previous fiscal year and in the first quarter of fiscal year 2012. These decreases were partially offset by increased facility costs as we expanded our physical presence worldwide to get closer to our customers and increases in bad debt expense. Amortization and non-cash compensation expenses in SG&A expense were $0.3 million and $0.3 million, respectively, in the three months ended March 30, 2012 as compared to $0.3 million and $0.4 million, respectively, in the three months ended April 1, 2011. Amortization and non-cash compensation expenses in SG&A expense were $0.5 million and $0.7 million, respectively, in six months ended March 30, 2012 as compared to $0.5 million and $0.5 million, respectively, in the six months ended April 1, 2011.

Accretion of contingent consideration. Accretion of contingent consideration resulted in gains of $1.2 million and $1.1 million, respectively, for the three and six months ended March 30, 2012 compared with expense of $0.2 million and $0.3 million, respectively, for the three and six months ended April 1, 2011. Our accretion of contingent consideration in the 2012 periods resulted in gains compared to expense in the 2011 periods as a result of changes in the fair value of the contingent consideration we expect to pay related to the acquisition of Optomai in April 2011.

Restructuring charges. Restructuring charges were zero for the three months ended March 30, 2012 compared with $0.4 million for the three months ended April 1, 2011. Restructuring charges increased $0.9 million to $1.6 million for the six months ended March 30, 2012 compared with $0.7 million for the six months ended April 1, 2011. The increase in restructuring charges in the six months ended March 30, 2012 related to a reduction of staffing during the period and represents severance and related benefits that we expect to provide through fiscal year 2012. The restructuring charge in the 2011 periods related to a reduction of staffing during those periods and represented severance and related benefits that were paid in fiscal year 2011 and the first six months of fiscal 2012.

Income from operations. Income from operations increased $7.2 million, or 66.8%, to $18.0 million or 23.2% of our revenue for the three months ended March 30, 2012 compared with $10.8 million or 13.8% of our revenue for the three months ended April 1, 2011. Income from operations increased $5.5 million, or 26.3%, to $26.5 million or 17.6% of our revenue for the six months ended March 30, 2012 compared with $21.0 million or 13.7% of our revenue for the six months ended April 1, 2011. The increase in income from operations was primarily attributable to improved gross margins and other cost reduction activities that reduced operating expenses in the 2012 periods compared to the 2011 periods, partially offset by increases in R&D expenses as we continue to invest in new product development.

Accretion of common stock warrant liability. Common stock warrant liability expense increased $4.5 million to $7.4 million for the three months ended March 30, 2012 compared to $3.0 million for the three months ended April 1, 2011. Common stock warrant liability expense increased $3.0 million to $6.0 million for the six months ended March 30, 2012 compared to $3.0 million for the six months ended April 1, 2011. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Accretion of Class B conversion liability. Class B conversion liability expense increased $40.3 million to $57.7 million for the three months ended March 30, 2012 compared to $17.4 million for the three months ended April 1, 2011. Class B conversion liability expense increased $26.7 million to $44.1 million for the six months ended March 30, 2012 compared to $17.4 million for the six months ended April 1, 2011. The changes relate to the changes in the estimated fair value of certain features of our Class B convertible preferred stock (Class B) issued in December 2010, which we carried as a liability at fair value from the issuance date through March 20, 2012, the date we completed the IPO. Upon completion of the IPO, all of our preferred stock, including our Class B, automatically converted to common stock. In connection with the IPO in March 2012, the Company paid $60.0 million to the former holders of our Class B as a preference payment. The conversion of the Class B and the payment of the preference amount settled the Class B conversion liability in full.

Interest expense. Interest expense increased $0.1 million to $0.2 million in the three months ended March 30, 2012, compared with $0.1 million in the three months ended April 1, 2011. Interest expense decreased $0.2 million to $0.4 million in the six months ended March 30, 2012, compared with $0.6 million in the six months ended April 1, 2011. The increase in interest expense between the three month periods was due to the costs associated with a revolving line of credit secured in September 2011. The decrease between the six month periods was a result of repayment of our previously outstanding debt in December 2010. Interest expense includes amortization of deferred financing costs of $0.1 million, $48,000, $0.1 million and $0.1 million for the three months ended March 30, 2012 and April 1, 2011 and the six months ended March 30, 2012 and April 1, 2011, respectively.

Provision for income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and six months ended March 30, 2012 of (13.0)% and (31.2)%, respectively, was driven primarily by an aggregate of $65.2 million and $50.1 million, respectively, of expense related to changes in fair values of our Class B conversion and common stock warrant liabilities, which are not taxable, and, for the six months ended March 30, 2012, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets.

Liquidity and Capital Resources

As of March 30, 2012, we held $74.7 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $18.2 million in the six months ended March 30, 2012, of which the principal components were a net loss of $31.5 million, plus non-cash expense of $53.8 million, partially offset by unfavorable changes in operating assets and liabilities of $4.1 million. The change in net operating assets and liabilities includes a decrease in inventory of $2.7 million, an increase in accounts receivable of $2.3 million, an increase in accrued expenses and other of $0.7 million and a decrease in deferred revenue of $5.2 million.

Cash used in investing activities was $9.7 million in the six months ended March 30, 2012, all of which consisted of purchases of property and capital equipment, including renovation of a leased facility as well as the purchase of production test equipment, production tooling and engineering equipment and software tools.

Cash from financing activities was $20.6 million in the six months ended March 30, 2012. We received $96.3 million from the issuance of 5.6 million shares of common stock in the IPO, after deducting related costs incurred in the period. In connection with the IPO and the related conversion of the Class B to common stock, we made a preference payment to the former Class B stockholders of $60.0 million. In connection with a partial release of an escrow related to the acquisition of Mimix in fiscal year 2010, we paid $0.2 million to the former Mimix stockholders during the period. In November 2011, we paid the second earn-out payment to Cobham Defense Electronic Systems Corporation (Cobham) totaling $15.0 million relating to the M/A-COM Acquisition. In February 2012, we increased the borrowing capability under our revolving line of credit and, in connection therewith, we paid $0.2 million of financing fees in the period. Proceeds from stock option exercises totaled $0.1 million during the period. We also repurchased common stock from employees in connection with the vesting of restricted stock awards during the period to cover their tax withholding obligations. As of March 30, 2012, we accrued $1.2 million of costs related to the IPO that are expected to be paid in the third quarter of fiscal year 2012.

On September 30, 2011, we entered into a loan agreement with JPMorgan Chase Bank, N.A. and a syndicate of other lenders, which provides for a revolving credit facility of up to $100.0 million that matures in September 2016. In February 2012, we entered into a supplement to the loan agreement to increase the revolving credit facility to up to $125.0 million. The revolving credit facility may be increased up to an additional $25.0 million subject to approval by the administrative agent and commitment from existing or other lenders to provide the additional funds. Borrowings under the revolving credit facility bear either a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted London InterBank Offered Rate (LIBOR) plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. In addition, we pay a fee related to the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of March 30, 2012. We have no outstanding borrowings under the revolving credit facility.

In connection with the M/A-COM Acquisition, we agreed to pay Cobham up to $30.0 million in the aggregate in the form of an earn-out based on our achievement of revenue targets in the 12-month periods ended September 30, 2010, 2011 and 2012. Any such earned amounts are payable within 60 days following the applicable period end. In November 2010, we paid the first earn-out payment of $8.8 million to Cobham related to the initial period ended September 30, 2010. In November 2011, we paid an earn-out payment of $15.0 million to Cobham related to the second earn-out period ended September 30, 2011. Cobham may earn up to $6.2 million in the remaining earn-out period ending September 30, 2012. We currently expect to pay Cobham the remaining maximum possible earn-out payment of $6.2 million for the earn-out period ending September 30, 2012. The earn-out arrangement also provides the potential for accelerated earn-out payments and revision of the revenue targets in the event of a sale of our company, significant divestments by us of assets or businesses that would otherwise contribute revenue toward the earn-out or our current majority stockholders’ beneficial ownership of our outstanding equity securities dropping below 50.1%.

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. We agreed to pay the stockholders and option holders of Optomai up to $16.0 million in the aggregate in the form of an earn-out based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ending March 30, 2012 and March 29, 2013. The maximum aggregate earn-out payable by us to the former stockholders and option holders of Optomai is $1.0 million in the first annual earn-out period and $16.0 million (less any earn-out paid in the first period) in the second annual earn-out period. We are not obligated to make any payment related to the first earn-out period that expired on March 30, 2012.

The undistributed earnings of our foreign subsidiaries, with the exception of our Taiwan subsidiary, are permanently reinvested since we do not intend to repatriate such earnings. We believe the decision to permanently reinvest these earnings will not have a significant impact on our liquidity.

We plan to use our available cash and cash equivalents for general corporate purposes, including working capital. We may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, complementary technologies, design teams, products and companies that complement our business, although we have no present commitments or agreements to enter into any acquisitions or investments. We believe that our cash and cash equivalents, cash generated from operations, as well as the proceeds from our IPO will be sufficient to meet our cash needs for at least the next 12 months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to contingent consideration liabilities, common stock warrant liabilities and, through the completion of the IPO in March 2012, Class B conversion liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 30, 2012.

Contractual Obligations

Our contractual obligations disclosure as of September 30, 2011 in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 15, 2012 has not materially changed, other than that in March 2012 we made a preference payment of $60.0 million to the former holders of our Class B convertible preferred stock. Our borrowing arrangements are more fully described in Note 7 of the Notes to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks, foreign exchange risks and inflation.

Interest Rate Risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a market rate of return. To minimize market risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly-rated, short-term US government securities and short-term commercial paper through domestic banks who are insured by the Federal Deposit Insurance Corporation. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of March 30, 2012, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

Foreign Currency Exchange Risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The functional currency of a majority of our foreign operations is U.S. dollars with the remaining operations being local currency. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules including 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are routinely subject to claims of a type we believe are common for companies engaged in our line of business, including commercial disputes, employment issues and claims by other companies in the industry that we have infringed or misappropriated their intellectual property rights. Any such claims may lead to future litigation and material damages and defense costs. As of the date of this filing, other than as set forth below, we are not involved in any material pending legal proceedings.

In April 2011, GigOptix, Inc. (GigOptix) filed a first amended complaint in the Santa Clara County Superior Court against us, our subsidiary Optomai, and five employees (the Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following our April 2011 acquisition of Optomai, us.

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its complaint for the second time, to delete its claims for negligent and intentional interference with economic advantage and unfair competition, leaving the following claims pending: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served discovery requests, and the parties have narrowed the discovery being sought. We intend to defend the lawsuit vigorously.

Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time we may pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.

ITEM 1A. RISK FACTORS

Our business involves a high degree of risk. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect our Company.

Risks Relating to Our Business

Our revenue growth is substantially dependent on our successful development and release of new products.

Our revenue growth will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price requirements. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements;

•	our ability to manufacture new products according to customer needs with acceptable manufacturing yields;

•	our ability to offer new products at competitive prices;

•	acceptance by customers of our new product designs;

•	identification of and entry into new markets for our products;

•	acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle; and

•	our ability to increase our product content in our customers’ systems.

A new product design effort may last 12 to 18 months or longer, and requires material investments in engineering hours and materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we may not reach our expected level of production orders and lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

Various factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.

If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Our various products have different gross margin and increased sales of lower-margin products in a given period relative to other products may cause us to report lower overall gross margin. In the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower-margin products. Future market conditions may adversely affect our revenue and utilization rates and consequently our future gross margin, and this, in turn, could have an adverse impact on our business, financial condition and results of operations. In addition, increased raw material costs, manufacturing yields, more complex engineering requirements and other factors may lead to lower margins for us in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.

We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

Because we have a limited history of operations as a standalone company, it may be difficult to evaluate our current business and prospects.

While many of the products and technologies now comprising our business had a long history of operations as part of the larger organizations of prior owners, our standalone business began in March 2009. This short operating history as a standalone company, rather than as a small subset of a much larger corporate parent, combined with the rapidly evolving nature of our industry and fluctuations in the overall worldwide economy since March 2009, may make it difficult to evaluate our current business and future prospects.

If our primary markets decline or fail to grow, our revenue and profitability may suffer.

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D or Multi-market. The rate or extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the U.S. defense budget and procurement processes, changes in regulatory environments, and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for more than 10% of our revenue for fiscal year 2011, are dependent upon the health of the automotive market and Ford’s ability to maintain or grow its market share.

The average selling prices of our products may decrease over time, which could have a material adverse effect on our revenue and gross margin.

It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed or new technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may in the future have on our revenue and gross margin, we attempt to actively manage the prices of our existing products and regularly introduce new process technologies and products in the market that exhibit higher performance, new features that are in demand, or lower manufacturing cost. Failure to maintain our current prices or to successfully execute on our new product development strategy will cause our revenue and gross margin to decline, which could decrease the value of your investment in our common stock.

We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Hittite Microwave Corporation across all three of our primary markets. Our other significant competitors include, among others, Aeroflex, Inc., Avago, Inc., Microsemi Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

We believe future competition could also come from companies developing new alternative technologies, component suppliers based in countries with lower production costs and IC manufacturers achieving higher levels of integration that exceed the functionality offered by our products. Our customers and suppliers could also develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with original equipment manufacturers, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of them may also have greater financial, technical, manufacturing or marketing resources than we do. Prospective customers may decide not to buy from us due to concerns about our relative size, financial stability or other factors. Our failure to successfully compete could result in lower revenue, decreased profitability and a lower stock price.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal year 2010, sales to our distributor Richardson Electronics, an Arrow Electronics Company (Richardson), and to Ford each accounted for more than 10% of our revenue, and sales to our top 10 direct and distribution customers accounted for 58% of our revenue. In fiscal year 2011, sales to Richardson and Ford each accounted for more than 10% of our revenue, and sales to our top 10 direct and distribution customers accounted for an aggregate of 61% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

We operate in the semiconductor industry, which is cyclical and subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. The industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices. Downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced adverse effects on our profitability and cash flows during such downturns in the past, and our business may be similarly harmed by any downturns in the future, particularly if we are unable to effectively respond to reduced demand in a particular market.

Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may decline.

Our quarterly and annual operating results may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results to fluctuate include:

•	general economic growth or decline in the U.S. or foreign markets;

•

the timing, reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products, or slowing demand for our products or customers’ products;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•

fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	changing conditions for products containing RF, microwave or millimeterwave applications, specifically in our Networks, A&D or Multi-market primary markets;

•	fluctuations in demand relating to the A&D market due to changes in government programs;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

•	the amount, timing and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

•	period-to-period changes in the mix of products we sell, which can result in lower gross margin;

•

availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply;

•	seasonal and other changes in customer purchasing cycles and component inventory levels;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•	loss of key personnel or the shortage of available skilled workers;

•

factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as limits on our ability to utilize net operating losses or tax credits and the geographic distribution of our income, which may change from period to period; and

•	the effects of war, natural disasters, acts of terrorism or geopolitical unrest.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results. In addition, if our operating results in any period do not meet our publicly stated guidance, if any, or the expectations of investors or securities analysts, our stock price may decline.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $36.1 million for fiscal year 2011 and $25.8 million for our fiscal year 2010. In fiscal year 2010 and fiscal year 2011, we increased our research and development expenditures as part of our strategy toward the development of innovative and sustainable products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. For example, development of certain process technologies requires significant expenditures that may not generate a sufficient return.

We may incur significant risk and expense in attempting to win new business, and such efforts may never generate revenue.

To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win.” These competitive selection processes can be lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures and selling, general and administrative expenses. Failure to obtain a design win sometimes prevents us from supplying components for an entire generation of a customer’s system. This can result in lost revenue and could weaken our position in future competitive selection processes.

Even when we achieve a design win, success is not assured. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. We may experience difficulties manufacturing the part in volume, such as low yields, supply chain delays or shortages, or quality issues. Further, while the customer has successfully qualified our part for use in its system when it awards a design win to us, it may not have qualified all of the other components being sourced for its system, or qualified its system as a whole with its end customers. Any difficulties our customer may experience in completing those qualifications may delay or prevent us from translating the design win into revenue. Any of these events, or any cancellation of a customer’s program or failure of our customer to successfully market its own product after our design win could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.

We expect to make future acquisitions, dispositions and investments, which involve numerous risks.

We have an active corporate development program and routinely evaluate potential acquisitions of, and investments with or other strategic alliances involving, complementary technologies, design teams, products and companies. We also may evaluate the merits of a potential divestment of one or more of our existing business lines. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future, or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms, or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, culture, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets where competitors have stronger market positions;

•

difficulties in improving and integrating the financial reporting capabilities and operating systems of any acquired operations, particularly foreign and formerly private operations, as needed to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	the loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	generating insufficient revenue from completed acquisitions to offset increased expenses associated with any abandoned or completed acquisitions;

•	acquiring unknown liabilities associated with any acquired operations;

•	litigation frequently associated with merger and acquisition transactions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

Our past acquisitions of Mimix and Optomai required significant management time and attention relating to the transaction and subsequent integration. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

Past transactions have resulted, and future transactions may result, in significant costs, expenses, liabilities and charges to earnings. The accounting treatment for any acquisition may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for acquisitions. The incurrence of indebtedness could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In addition, as a result of the foregoing, we may not be able to successfully execute acquisitions in the future to the same extent as we have the in the past, if at all.

In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them, and we may lose all or part of our investment. In the event we undertake divestments, we may suffer from associated management distraction, damaged customer relationships, failure to realize the perceived strategic or financial merits of the divestment or suffer indemnity liabilities to the purchaser.

We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.

We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and dies, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy for lowering our fixed operating costs. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs, and misappropriation of our intellectual property. For example, a defective batch of a chemical etchant received from a supplier caused scrap loss in our internal manufacturing facility in March 2011, which reduced manufacturing yields and gross profit by $0.7 million for fiscal year 2011. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations.

We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customer but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customer.

Based on superior performance features, cost parameters or other factors, we utilize sole source suppliers for certain semiconductor packages and other materials, and it is not uncommon for one of our outside semiconductor foundries to be our sole supplier for the particular semiconductor fabrication process technologies manufactured at that supplier’s facility. Such supplier concentrations involve the risk of a potential future business interruption if the supplier becomes unable or unwilling to supply us at any point. While in some cases alternate suppliers may exist, because there are limited numbers of third-party wafer fabs that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it may not be possible or may be expensive to find an alternative source of supply. Even if we are able to find an alternative source, moving production to an alternative external fab requires an extensive qualification or re-qualification process that could prevent or delay product shipments or disrupt customer’s production schedules, which could harm our business. In addition, some of our external foundry suppliers compete against us in the market in addition to being our supplier. The loss of a supplier can also significantly harm our business and operating results. A supplier may discontinue supplying us if its business is not sufficiently profitable, for competitive reasons or otherwise. We have in the past and may in the future have our supply relationship discontinued by an external foundry, causing us to experience supply chain disruption, customer dissatisfaction, loss of business and increased cost.

If we lose key personnel or fail to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to qualified engineers. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In addition, from time to time we may recruit and hire employees from our customers, suppliers and distributors, which could result in liability to us and has in the past and could in the future damage our business relationship with these parties. None of our senior management team is contractually bound to remain with us for a specified period, and we generally do not maintain key person life insurance covering our senior management. The loss of any member of our senior management team could strengthen a competitor or harm our ability to implement our business strategy.

Sources for certain components and materials are limited, which could result in interruptions, delays or reductions in product shipments.

Our industry may be affected from time to time by limited supplies of certain key components and materials. We have in the past and may in the future experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs could increase and our revenue could decline.

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. Most of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. In fiscal year 2011, a substantial majority of the semiconductors used in our manufacturing were sourced internally. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Santa Clara, California, Sydney, Australia, Belfast, Northern Ireland and Cork, Ireland locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were cancelled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies, internally or externally, in order to adapt to emerging customer requirements and competitive market conditions. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share, which could adversely affect our operating results.

Minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production, which could have a material adverse effect on our revenue and gross margin.

Our products involve complexities in both the design and the semiconductor process technology employed in the fabrication of our products. In many cases, the products are also assembled in customized packages or feature high levels of integration. Our products must meet exacting customer specifications for quality, performance and reliability. Our manufacturing yield, or the percentage of units of a given product in a given period that is usable relative to all such units produced, is a combination of yields including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production. Our customers may also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

•	design errors;

•	defects in photomasks, which are used to print circuits on wafers;

•	minute impurities in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the manufacturing processes;

•	losses from broken wafers or other human error;

•	defects in packaging; and

•	issues and errors in testing.

Typically, for a given level of sales, when our yields improve, our gross margin improves, and when our yields decrease, our unit costs are higher, our gross margin is lower and our profitability is adversely affected.

We depend on third-party sales representatives and distributors for a material portion of our revenues.

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for 25.8% of our revenue in fiscal year 2011, and sales to our largest distributor, Richardson, represented 21.3% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.

We operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts. This facility is also our primary internal design, assembly and test facility. We maintain other internal assembly and test operation facilities as well, including leased sites in Torrance, California and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

•	the level of demand for our products;

•	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials, including GaAs substrates and high purity source materials such as gallium, aluminum, arsenic, indium and silicon;

•	our manufacturing cycle times and yields;

•	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

•	the location of our facilities and those of our outsourced suppliers;

•	natural disasters impacting our facilities and those of our outsourced suppliers;

•	our ability to hire, train, manage and retain qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of downtime or high levels of scrap in our facilities for any reason.

We may experience difficulties in managing any future growth.

To successfully conduct business in a rapidly evolving market, we must effectively plan and manage any current and future growth. Our ability to do so will be dependent on a number of factors, including:

•	maintaining access to sufficient manufacturing capacity to meet customer demands;

•	arranging for sufficient supply of key raw materials and services to avoid shortages or supply bottlenecks;

•	building out our administrative infrastructure at the proper pace to support any current and future sales growth while maintaining operating efficiencies;

•	adhering to our high quality and process execution standards, particularly as we hire and train new employees and during periods of high volume;

•	managing the various components of our working capital effectively;

•	upgrading our operational and financial systems, procedures and controls, including improvement of our accounting and internal management systems; and

•	maintaining high levels of customer satisfaction.

If we do not effectively manage any future growth, we may not be able to take advantage of attractive market opportunities, our operations may be impacted and we may experience delays in delivering products to our customers or damaged customer relationships, and achieve lower than anticipated revenue and decreased profitability.

We may not realize the expected benefits of our recent restructuring activities and other initiatives designed to reduce costs and increase revenue across our operations.

We have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included reductions in our number of manufacturing facilities and significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives have been substantial in scope and disruptive to some of our historical operations. We may not realize the expected benefits of these new initiatives. As a result of these initiatives, we have incurred restructuring or other charges and we may in the future experience disruptions in our operations, loss of personnel and difficulties in delivering products timely. In fiscal year 2011, fiscal year 2010 and the three months ended December 30, 2011, we incurred restructuring charges of $1.5 million, $2.2 million and $1.6 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce.

Our business could be harmed if systems manufacturers choose not to use components made of compound semiconductor materials we utilize.

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, indium phosphide (InP) or gallium nitride (GaN) to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution would allow. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

System designers in some markets may be reluctant to adopt our non-silicon products or may be likely to adopt silicon products in lieu of our products if silicon products meeting their demanding performance requirements are available, because of:

•	their unfamiliarity with designing systems using our products;

•	their concerns related to manufacturing costs and yields;

•	their unfamiliarity with our design and manufacturing processes; or

•	uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

We cannot be certain that additional systems manufacturers will design our compound semiconductor products into their systems or that the companies that have utilized our products will continue to do so in the future. If our products fail to achieve market acceptance, our results of operations will suffer.

Earn-out arrangements from our acquisitions may negatively affect our future cash flows.

In connection with the M/A-COM Acquisition, we agreed to pay Cobham up to $30.0 million in the aggregate in the form of an earn-out based on our achievement of revenue targets in the 12-month periods ending September 30, 2010, 2011 and 2012, payable within 60 days of the end of the respective periods. The 2010 earn-out payment made to Cobham based on our performance was $8.8 million. The 2011 earn-out payment due to Cobham of $15.0 million was paid in November 2011. Cobham may earn up to $6.2 million in the remaining annual earn-out period. Our current expectation is that we will likely pay Cobham the remaining maximum possible earn-out payment of $6.2 million for the period ending September 30, 2012. The earn-out arrangement also provides the potential for accelerated earn-out payments and revision of the revenue targets in the event of a sale of our company or significant divestments by us of assets or businesses that would otherwise contribute revenue toward the earn-out. For example, if our current majority stockholder’s beneficial ownership of our outstanding equity securities drops below 50.1%, the earn-out payments will accelerate.

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. We agreed to pay the stockholders and option holders of Optomai up to $16.0 million in the aggregate in the form of an earn-out based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ending March 30, 2012 and March 29, 2013. The maximum aggregate earn-out payable by us pursuant to this earn-out arrangement is $1.0 million in the first annual earn-out period, and $16.0 million (less any earn-out paid in the first annual earn-out period) in the second annual earn-out period. We are not obligated to make any payment related to the first earn-out period that expired on March 30, 2012.

If an earn-out is achieved under either of these arrangements in any applicable period, payment of the earn-out will reduce the cash we otherwise would have available for general corporate purposes. If an earn-out payment is required in connection with our sale to an acquirer, it will reduce the proceeds otherwise available for distribution to stockholders in connection with the closing of such sale. As of March 30, 2012, we have recorded a liability of $9.4 million relating to these earn-out arrangements.

We may incur material costs and our business may be interrupted in connection with consolidation and outsourcing initiatives.

We have a number of ongoing strategic initiatives aimed at reducing our long-term operating cost model, including the outsourcing of various manufacturing functions to third party suppliers and consolidation of our operations within existing facilities. While the goal of these actions is to reduce recurring fixed cost, there are associated restructuring charges and execution risks associated with these initiatives. Exiting a leased site may involve negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease, or associated environmental liability, any of which may be material in amount. For example, we paid $2.5 million in exit costs in connection with our exit from a former leased site in Santa Clara, California in September 2010. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer.

We are subject to risks from our international sales and operations.

We have operations in Europe, Asia and Australia, and customers around the world. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations.

The legal system in many of the regions where we conduct business can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under these legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantage. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements and norms regarding employee benefits and employer-employee relations, in particular.

Sales to customers located outside the U.S. accounted for 39.7% of our revenue in fiscal year 2010 46.4% of our revenue in fiscal year 2011 and 49.3% of our revenue for the six months ended March 30, 2012. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

The majority of our assembly, packaging and test vendors are located in Asia. We generally do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect, and we may lose money on such hedging strategies or not properly hedge our risk.

In addition, if terrorist activity, armed conflict, civil, economic or military unrest, or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. We have in the past and may again in the future experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. Major health pandemics could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events could have a material adverse effect on our operating results.

Our business could be adversely affected if we experience product returns, product liability and defects claims.

Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of, or returns of product orders, and other expenses. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, such as GaN and InP, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant net costs to us per occurrence, and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, the loss of customers, the loss of or delay in market acceptance of our products, harm to our reputation, diversion of management’s time and resources, lower revenue, higher expenses and reduced profitability.

Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power, or otherwise. In addition, even if we ultimately prevail, such claims could result in costly litigation, divert management’s time and resources, and damage our customer relationships.

We also face exposure to potential liability resulting from the fact that some of our customers integrate our products into consumer products such as automobiles or mobile devices, which are then sold to consumers in the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses in connection with the defense of such claims and possible damages. In addition, we may be required to participate in a recall if our products prove to be defective. Any product recall or product liability claim brought against us could have a material negative impact on our reputation, business, financial condition or results of operations.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

We are a defendant in a litigation matter described in Part II. Item 12, “Legal Proceedings” of this report. This and any other future litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we intend to contest the lawsuit vigorously, we cannot assure you that the results of the litigation will be favorable to us. An adverse resolution of the lawsuit or others in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise harm our business.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.

Changes in tax laws are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.

We may incur liability for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future claims that we have infringed or misappropriated their intellectual property rights. One currently pending suit of this type is discussed in Part II. Item 1, “Legal Proceedings” of this report. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our revenue and results of operations. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management’s attention and resources.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as U.S. laws, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology.

In addition, we rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with employees and other parties. We cannot be sure that these agreements will be adequate and will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our ability to enforce our patents and other intellectual property is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigations.

If we fail to comply with export control regulations we could be subject to substantial fines or other sanctions, including loss of export privileges.

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. We are also subject to U.S. import regulations and the import and export regimes of other countries in which we operate. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. Export and import regulations may create delays in the introduction of our products in international markets or prevent the export or import of our products to certain countries or customers altogether. Any change in export or import regulations or related legislation, shift in approach by regulators to the enforcement or scope of existing regulations, changes in the interpretation of existing regulations by regulators or change in the countries, persons or technologies targeted by such regulations, could harm our business by resulting in decreased use of our products by, or our decreased ability to export or sell our products to, existing or potential customers with international operations.

We face risks associated with government contracting.

Some of our revenue is derived from contracts with agencies of the U.S. government or subcontracts with its prime contractors. Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.

We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws we could be subject to substantial fines or be required to change our operations.

We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes, cease operations, or remediate polluted land, air or groundwater, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties or those nearby are contaminated, even if we did not cause the contamination. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, or sites we become associated with due to acquisitions. We cannot predict:

•	changes in environmental or health and safety laws or regulations;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities; or

•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

Environmental regulations such as the WEEE and RoHS directives limit our flexibility and may require us to incur material expense.

Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment (WEEE) and the European Directive 2002/95/Ec on restriction of hazardous substances (RoHS). New environmental standards such as these could require us to redesign our products in order to comply with the standards, require the development of compliance administration systems or otherwise limit our flexibility in running our business or require us to incur substantial compliance costs. For example, RoHS requires that certain substances be removed from all electronic components. The WEEE directive makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have already invested significant resources into complying with these regimes, and further investments may be required. Alternative designs implemented in response to regulation may be more costly to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

Our revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders, and may have other adverse effects on our results of operations.

We have a revolving credit facility with JPMorgan Chase Bank, N.A. and a syndicate of other lenders with a potential future borrowing availability of up to $125.0 million, subject to compliance with financial and other covenants. The revolving credit facility may be increased up to an additional $25.0 million subject to approval by the administrative agent and commitment from existing or other lenders to provide the additional funds. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	no proceeds will be available for distribution to our stockholders in a sale or liquidation until any balance on the line is repaid in full;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	cash flow from operations will be allocated to the payment of the principal of, and interest on, any outstanding indebtedness; and

•

we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs.

Our revolving credit facility also contains certain restrictive covenants that may limit or eliminate our ability to incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures, investments and loans, make acquisitions, guarantee debt or obligations, create liens, enter into transactions with our affiliates, enter into new lines of business and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to withstand downturns in our business or the economy in general or to take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that are not subject to such restrictions. If we breach a loan covenant, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. In addition, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility if a person acquires more than 35% of our outstanding equity securities. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets securing the facility, which could materially decrease the value of our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our operating needs. Legal and contractual restrictions in any existing and future outstanding indebtedness we or our subsidiaries incur may limit our ability to obtain cash from our subsidiaries. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Variability in self-insurance liability estimates could impact our results of operations.

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material change to our reserves for self-insurance liabilities, as well as to our earnings.

We may be subject to liabilities based on alleged links between the semiconductor manufacturing process and certain illnesses and birth defects.

In recent years, there has been increased media scrutiny and associated reports regarding a potential link between working in semiconductor manufacturing clean room environments and birth defects and certain illnesses, primarily cancer. Regulatory agencies and industry associations have begun to study the issue to determine if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims alleging personal injury. In addition, these reports may also affect our ability to recruit and retain employees. A significant judgment against us or material defense costs could harm our reputation, business, financial condition and results of operations.

We rely on third parties to provide corporate infrastructure services necessary for the operation of our business. Any failure of one or more of our vendors to provide these services could have a material adverse effect on our business.

We rely on third-party vendors to provide critical corporate infrastructure services, including, among other things, certain services related to information technology, network development and monitoring, and human resources. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Risks Relating to Ownership of our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

You should consider an investment in our common stock risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. In addition to the risks described in this report, other factors that may cause the market price of our common stock to fluctuate include:

•	changes in general economic, industry and market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	addition or loss of significant customers;

•	announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events;

•

developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	developments concerning current or future strategic alliances or acquisitions;

•	any future sales of our common stock or other securities; and

•	additions or departures of directors, executives or key personnel.

Furthermore, the stock markets recently have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease their coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Upon expiration of lock-up agreements between the underwriters and our officers, directors and certain holders of our common stock, a substantial number of shares of our common stock could be sold into the public market, which could depress our stock price.

Our officers, directors and certain holders of our common stock, options and warrants, holding substantially all of our outstanding shares of common stock prior to completion of our IPO, have entered into lock-up agreements with our underwriters which prohibit, subject to certain limited exceptions, the disposal or pledge of, or the hedging against, any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through September 11, 2012, subject to extension in certain circumstances. The market price of our common stock could decline as a result of sales by our existing stockholders in the market after the expiration of these lock-up periods, or the perception that these sales could occur. Once these lock-up periods expire, many of our stockholders will have an opportunity to sell their stock for the first time. These factors could also make it difficult for us to raise additional capital by selling equity or equity-related securities in the future at a time and price we deem appropriate.

Our common stock price may decline if a substantial number of shares are sold in the market by our stockholders.

Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. Increased sales of our common stock in the market for any reason could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our largest stockholders control a significant amount of our outstanding common stock. As of March 30, 2012, John and Susan Ocampo beneficially owned 55.7% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.9% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

We may engage in future capital-raising transactions that dilute our stockholders or cause us to incur debt.

We may issue additional equity, debt or convertible securities to raise capital in the future. If we do, existing stockholders may experience significant further dilution. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing stockholders. Our incurrence of indebtedness could limit our operating flexibility and be detrimental to our results of operations.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a new public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, as well as related rules and regulations implemented by the SEC and Nasdaq. In addition, our management team will have to adapt to the requirements of being a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal quarter. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We have not completed the system and process documentation and evaluation needed to comply with these requirements. If our management identifies one or more material weaknesses in our internal control over financial reporting during this process, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. We cannot assure you that we will not have deficiencies or weaknesses in our internal control over financial reporting in the future.

In addition, as a new public company, we are implementing additional financial and management controls, reporting systems and procedures and are hiring additional accounting and finance staff in order to ensure the accuracy and completeness of our financial reports even before we are subject to the management report requirements under Section 404 of the Sarbanes-Oxley Act. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, which could lead to inaccurate financial reports, which in turn could adversely affect our stock price.

We may also rely on external consultants to supplement our internal controls. For example, we partly rely on external consultants to supplement our internal control over financial reporting in connection with our accounting for income taxes and other complex accounting and financial matters, some of which require significant technical accounting expertise or require significant judgment. Use of external consultants involves additional risk that our external consultants may not perform as expected, or that coordination between our internal and external resources may not be adequate, resulting in one or more procedures not being performed or reviewed as planned, or one or more errors not being identified and corrected. If we do not effectively manage our external consultants or if they fail to perform as expected or fail to provide an adequate level of expertise in certain areas, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and the accuracy and completeness of our financial reports could be compromised, which could adversely affect our stock price.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that stockholders may consider beneficial and may adversely affect the price of our stock.

Provisions of our fourth amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of “blank check” preferred stock, staggered elections of directors, and establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporate Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock and could reduce our value.

We do not intend to pay dividends for the foreseeable future.

We do not intend to pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends is restricted under the terms of the agreements governing our indebtedness. In addition, because we are a holding company, our ability to pay cash dividends may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are a “controlled company” within the meaning of the rules of the Nasdaq Stock Market, and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

John and Susan Ocampo control a majority of the voting power of our outstanding common stock. We are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•

the requirement that the listed company have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•

the requirement that the listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and governance and compensation committees.

We may utilize each of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the fiscal quarter ended March 30, 2012, we issued 91,722 shares of our common stock upon the exercise of outstanding stock options under our Amended and Restated 2009 Omnibus Stock Plan by certain of our employees for an aggregate exercise price of $91,051. The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, including Rule 701 promulgated thereunder.

Use of Proceeds from Public Offering of Common Stock

On March 20, 2012, we closed our IPO, in which we issued and sold 5,556,000 shares of common stock at a public offering price of $19.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $105.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175934), which was declared effective by the SEC on March 14, 2012. Barclays Capital Inc., J.P. Morgan Securities LLC, Jefferies & Company, Inc., Needham & Company, LLC, Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated acted as the underwriters. We raised approximately $93.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.4 million and other offering expenses of approximately $4.5 million. As of March 30, 2012, the Company has $1.2 million of accrued IPO expenses within its accrued liabilities. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, and the $60.0 million preference payment made upon closing of our IPO to the former holders of our Class B convertible preferred stock, which included affiliates of one of our directors. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 15, 2012 pursuant to Rule 424(b). We invested the funds received in registered money market funds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2011—January 27, 2012	—		—	—	—
January 28, 2012—February 24, 2012	21,018	(1)	$14.08	—	—
February 25, 2012—March 30, 2012	896	(1)	20.83	—	—

Total	21,914		$14.36	—	—

(1)	On September 14, 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made on February 1, 2012 and March 25, 2012 by two of our employees in connection with the vesting of restricted stock shares, which was outside of a publicly-announced repurchase plan, 21,018 and 896 shares, respectively, were withheld at an average price paid per share of $14.08 and $20.83, respectively.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 10, 2012).

10.2	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 10, 2012).

10.3	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated February 14, 2012 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.4	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 10, 2012	By:	/s/ Charles Bland
Charles Bland

Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ Conrad Gagnon
Conrad Gagnon

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 10, 2012).

10.2	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 10, 2012).

10.3	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated February 14, 2012 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.4	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.