Form 10-Q
period 2012-06-29
M/A-COM Technology Solutions Holdings, Inc.
filed 2012-08-07
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2012, there were 45,338,404 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 29, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,628	$45,668
Accounts receivable, net	50,592	46,212
Inventories	53,034	52,480
Prepaid expenses and other current assets	5,555	3,574
Deferred income taxes	8,325	8,601

Total current assets	195,134	156,535
Property and equipment, net	30,926	25,364
Goodwill	3,990	3,990
Intangible assets, net	20,162	22,081
Other assets	2,126	3,298

TOTAL ASSETS	$252,338	$211,268

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,410	$20,549
Accrued liabilities	14,724	16,033
Income taxes payable	—	2,408
Deferred revenue	7,879	13,119
Current portion of contingent consideration	9,525	15,000

Total current liabilities	56,538	67,109
Contingent consideration, less current portion	—	10,502
Common stock warrant liability	13,527	10,736
Class B conversion liability	—	81,378
Other long-term liabilities	1,179	1,919
Deferred income taxes	439	2,443

Total liabilities	71,683	174,087

Class B redeemable convertible preferred stock	—	75,618

Series A-1 and A-2 convertible preferred stock	—	106,400

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock	45	2
Additional paid-in capital	346,063	—
Treasury stock	(546)	—
Accumulated other comprehensive loss	(213)	(181)
Accumulated deficit	(164,694)	(144,658)

Total stockholders’ equity (deficit)	180,655	(144,837)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$252,338	$211,268

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$77,125	$78,700	$227,640	$231,493
Cost of revenue	41,721	44,582	124,272	134,516

Gross profit	35,404	34,118	103,368	96,977
Operating expenses:
Research and development	9,193	9,463	27,857	25,533
Selling, general and administrative	10,706	11,824	33,024	36,617
Accretion of contingent consideration	101	365	(977)	660
Restructuring charges	—	127	1,586	866

Total operating expenses	20,000	21,779	61,490	63,676
Income from operations	15,404	12,339	41,878	33,301
Other (income) expense:
Accretion of common stock warrant liability	(3,198)	7,291	2,791	10,241
Accretion of Class B conversion liability	—	39,631	44,119	57,051
Interest expense	161	135	545	750
Other income - related party	(91)	—	(91)	—

Total other (income) expense	(3,128)	47,057	47,364	68,042
Income (loss) before income taxes	18,532	(34,718)	(5,486)	(34,741)
Income tax provision	4,987	7,184	12,488	7,179

Net income (loss) from continuing operations	13,545	(41,902)	(17,974)	(41,920)
Net income from discontinued operations	—	1,887	—	754

Net income (loss)	13,545	(40,015)	(17,974)	(41,166)
Accretion of redeemable preferred stock and participating stock dividends	(41)	(1,364)	(2,616)	(79,062)

Net income (loss) attributable to common stockholders	$13,504	$(41,379)	$(20,590)	$(120,228)

Net income (loss) per share:
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.30	$(26.17)	$(1.15)	$(84.49)
Income from discontinued operations	—	1.14	—	0.53

Net income (loss) - basic	$0.30	$(25.03)	$(1.15)	$(83.96)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.29	$(26.17)	$(1.15)	$(84.49)
Income from discontinued operations	—	1.14	—	0.53

Net income (loss) - diluted	$0.29	$(25.03)	$(1.15)	$(83.96)

Shares used to compute net income (loss) per common share - basic	45,160	1,653	17,933	1,432

Shares used to compute net income (loss) per common share - diluted	47,264	1,653	17,933	1,432

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income (loss)	$13,545	$(40,015)	$(17,974)	$(41,166)
Foreign currency translation gain (loss)	(48)	(3)	(32)	19

Total comprehensive income (loss)	$13,497	$(40,018)	$(18,006)	$(41,147)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2011	1,747	$2	—	$—	$(181)	$—	$(144,658)	$(144,837)
Issuance of common stock upon initial public offering, net of costs incurred	5,556	5	—	—	—	93,681	—	93,686
Conversion of redeemable and convertible preferred stock and Class B conversion liability	37,677	38	—	—	—	310,094	—	310,132
Payment of Class B conversion preference	—	—	—	—	—	(60,000)	—	(60,000)
Reclaim of escrow	—	—	—	—	—	247	—	247
Issuance of common stock upon exercise of common stock options and other awards	154	—	—	—	—	174	—	174
Vesting of restricted common stock	81	—	—	—	—	—	—	—
Repurchase of common stock	—	—	34	(546)	—	—	—	(546)
Share-based and other incentive compensation	—	—	—	—	—	2,189	—	2,189
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(554)	(2,062)	(2,616)
Excess tax benefits	—	—	—	—	—	232	—	232
Foreign currency translation	—	—	—	—	(32)	—	—	(32)
Net loss	—	—	—	—	—	—	(17,974)	(17,974)

Balance at June 29, 2012	45,215	$45	34	$(546)	$(213)	$346,063	$(164,694)	$180,655

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 29, 2012	July 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,974)	$(41,166)
Adjustments to reconcile net loss to net cash from operating activities — net of effects from acquisition:
Accretion of common stock warrant liability	2,791	10,241
Accretion of Class B conversion liability	44,119	57,051
Accretion of asset retirement obligations	58	(215)
Depreciation and amortization	8,377	7,752
Gain on disposition of business, net	—	(329)
Accretion of contingent consideration	(977)	660
Amortization of acquired unfavorable lease	(155)	(182)
Deferred income taxes	(1,728)	(12,011)
Loss on disposal of property and equipment	88	1,086
Share-based and other noncash incentive compensation	2,189	1,135
Amortization of deferred financing costs	200	110
Change in operating assets and liabilities (net of assets acquired and liabilities assumed in acquisition):
Accounts receivable	(4,380)	(3,489)
Inventories	(554)	(6,799)
Prepaid expenses and other assets	(2,350)	(748)
Accounts payable	4,437	(401)
Accrued and other liabilities	(214)	(6,738)
Income taxes payable	(2,408)	11,626
Deferred revenue	(5,240)	844

Net cash from operating activities	26,279	18,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business - net of cash acquired	—	(1,807)
Proceeds from sale of assets	—	3,042
Purchases of property and equipment	(13,511)	(6,721)

Net cash from investing activities	(13,511)	(5,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters’ discount	98,175	—
Payment of Class B preference	(60,000)	—
Financing and offering costs	(3,351)	—
Proceeds from stock option exercises	174	549
Payments on notes payable	—	(30,000)
Payments on capital leases	—	(1,426)
Proceeds from issuance of convertible preferred stock with warrants and conversion features	—	118,680
Excess tax benefits	232	—
Repurchase of common stock	(546)	—
Payment of contingent consideration	(15,000)	(8,825)
Payment of dividends	(475)	(79,137)
Payments to Mimix Holdings, Inc. preferred and common stockholders	(17)	—

Net cash from financing activities	19,192	(159)

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,960	12,782
CASH AND CASH EQUIVALENTS — Beginning of period	45,668	23,946

CASH AND CASH EQUIVALENTS — End of period	$77,628	$36,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$204	$1,010

Cash paid for income taxes	$17,213	$7,724

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on March 15, 2012 (Prospectus) in connection with its initial public offering (IPO). The Company completed its IPO in March 2012.

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

Recent Accounting Standards—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2010, the Financial Accounting Standards Board, (FASB), issued Accounting Standards Update (ASU) 2010-17, “Milestone Method of Revenue Recognition,” which amends Accounting Standards Codification (ASC) Topic 605. ASU 2010-17 provides guidance for determining when the milestone method of revenue recognition is appropriate and how this method should be applied, and specifies related disclosure requirements. ASU 2010-17 became effective for the Company on October 1, 2011. The adoption of ASU 2010-17 did not have a material effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB’s Emerging Issues Task Force).” ASU 2010-29 clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only, and expands the related disclosure requirements. ASU 2010-29 became effective for the Company on October 1, 2011, and will be applied to business combinations for which the acquisition date is subsequent to that date. The adoption of ASU 2010-29 did not have any effect on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other,” which amends ASC Topic 350. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. ASU 2010-28 became effective for the Company on October 1, 2011 and did not have any effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC Topic 820. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 will be effective for the Company in the first quarter of fiscal year 2013 and is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. The adoption of ASU 2011-05 will be effective for the Company in the first quarter of fiscal year 2013 and is not expected to have a material effect on the Company’s financial position or results of operations.

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

2. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 29, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$9,525	$—	$—	$9,525

Common stock warrant liability	$13,527	$—	$—	$13,527

	September 30, 2011
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$25,502	$—	$—	$25,502

Common stock warrant liability	$10,736	$—	$—	$10,736

Class B conversion liability	$81,378	$—	$—	$81,378

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Nine Months Ended June 29, 2012
	September 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 29, 2012
Contingent consideration	$25,502	$(977)	$—	$(15,000)	$—	$9,525

Common stock warrant liability	$10,736	$2,791	$—	$—	$—	$13,527

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

	Nine Months Ended July 1, 2011
	October 1, 2010	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 1, 2011
Contingent consideration	$29,300	$660	$4,817	$(8,825)	$—	$25,952

Common stock warrant liability	$—	$10,241	$5,656	$—	$—	$15,897

Class B conversion liability	$—	$57,051	$41,641	$—	$—	$98,692

The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by the Company. Specifically, the Company considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments were discounted to present value using risk-adjusted discount rates. We currently expect to pay the prior owner of the M/A-COM Tech Business the remaining maximum possible earn-out payment of $6.2 million for the earn-out period ending September 30, 2012. The maximum aggregate earn-out potentially payable by us to the former stockholders and option holders of Optomai Inc., which was acquired in April 2011, is $16.0 million for the second annual earn-out period ending March 30, 2013.

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of June 29, 2012, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 8.48 years, expected volatility of 42.8% and risk free rate of 1.4%. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

The fair values of the Class B conversion liabilities were estimated based upon a consideration of the estimated fair value of the underlying common stock into which the Company’s Class B convertible preferred stock (Class B) was convertible, and the expected preferential payments pursuant to the terms of the securities. The Company estimated the fair value of the common stock by using the same probability-weighted scenarios used in estimating the fair value of the warrants. For each potential scenario, the value to the Class B was estimated relative to the existing preferences. The Class B conversion liabilities were settled upon the closing of the Company’s IPO in March 2012.

These estimates include significant judgments about potential future liquidity events and actual results could materially differ and could have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

3. ESCROW ARRANGEMENTS AND OUTSTANDING SHARES

In connection with the acquisition of Mimix Holdings, Inc. (Mimix) in May 2010, escrows were established to hold portions of the stock and cash issuable to the former Mimix stockholders pending the outcome of certain contingencies and general representation matters. As of September 30, 2011, accrued liabilities in the accompanying condensed consolidated balance sheets include a liability of $1.0 million, which amount was potentially payable to former Mimix stockholders pursuant to these escrow arrangements as of that date. Outstanding shares of Series A-2 convertible preferred stock as of September 30, 2011 included 1.1 million shares that were subject to forfeiture pursuant to an escrow arrangement. In January 2012, the Company and the former noncontrolling Mimix stockholders agreed to release 283,000 shares of Series A-2 convertible preferred stock and $19,000 from the escrow to the Company to resolve an indemnification claim. In February 2012, the Company released 253,000 shares of Series A-2 convertible preferred stock and $17,000 from the escrow to the former Mimix stockholders pursuant to the terms of the escrow. The escrow arrangement with the former stockholders of Mimix terminated upon the Company’s IPO in March 2012 and all remaining shares and cash were released from the related escrow.

Outstanding shares of our common stock as of September 30, 2011 and June 29, 2012 presented in the accompanying consolidated statements of stockholders’ equity (deficit) exclude 225,000 and 157,000 shares of common stock, respectively, issued as compensation to employees that vest over two to four years, subject to continued employment with the Company.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 29, 2012	September 30, 2011
Raw materials	$27,442	$23,911
Work-in-process	6,585	9,043
Finished goods	19,007	19,526

Total	$53,034	$52,480

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 29, 2012	September 30, 2011
Machinery and equipment	$36,589	$30,964
Leasehold improvements	5,419	3,566
Furniture and fixtures	354	302
Construction in process	7,561	3,894
Computer equipment and software	6,025	5,240

Total property and equipment	55,948	43,966
Less accumulated depreciation and amortization	(25,022)	(18,602)

Property and equipment — net	$30,926	$25,364

Depreciation and amortization expense from continuing operations related to property and equipment for the three and nine months ended June 29, 2012 was $2.2 million and $6.5 million, respectively. Depreciation and amortization expense from continuing operations related to property and equipment for the three and nine months ended July 1, 2011 was $1.8 million and $5.7 million, respectively.

6. DEBT

The Company has a loan agreement dated September 30, 2011, as supplemented on February 24, 2012, with a syndicate of lenders, which provides for a revolving credit facility of up to $125.0 million that matures in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The Company also pays a fee on the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of September 30, 2011 and June 29, 2012, there were no outstanding borrowings under the revolving credit facility.

7. INTANGIBLE ASSETS

Intangible assets include an indefinite-lived trade name with a carrying value of $3.4 million and the following amortizable intangible assets (in thousands):

	Total	Acquired Technology	Customer Relationships	Weighted- Average Amortization Period (Years)
Intangible assets - at September 30, 2011	$26,154	$13,754	$12,400
Less accumulated amortization	(7,473)	(4,371)	(3,102)

Intangible assets - net at September 30, 2011	$18,681	$9,383	$9,298	6.2

Intangible assets - at June 29, 2012	$26,154	$13,754	$12,400
Less accumulated amortization	(9,392)	(5,518)	(3,874)

Intangible assets - net at June 29, 2012	$16,762	$8,236	$8,526	5.5

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of revenue	$383	$443	$1,147	$1,207
Selling, general and administrative	257	296	772	811

Total	$640	$739	$1,919	$2,018

Estimated amortization of the intangible assets in future fiscal years as of June 29, 2012 (in thousands):

2012 (rest of fiscal year)	$640
2013	3,272
2014	3,277
2015	3,439
2016	2,850
Thereafter	3,284

Total	$16,762

8. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. As a result, common stock is the Company’s only outstanding capital stock as of June 29, 2012.

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential dilutive common shares consist of common shares issuable upon the exercise of warrants, stock options and vesting of restricted stock and units. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method.

The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net income (loss) available to controlling interest	$13,545	$(40,015)	$(17,974)	$(41,166)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,364)	(2,616)	(2,846)
Participating restricted stock dividends	(41)	—	—	—
Dividends declared and paid or payable to preferred stockholders	—	—	—	(76,216)

Net income (loss) attributable to common stockholders	$13,504	$(41,379)	$(20,590)	$(120,228)

Dividends declared and paid to common stockholders	$—	$—	$—	$3,784

Denominator:
Weighted average common shares outstanding-basic	45,160	1,653	17,933	1,432
Dilutive effect of options and warrants	2,104	—	—	—

Weighted average common shares outstanding-diluted	47,264	1,653	17,933	1,432

Common stock income (loss) per share-basic:
Distributed	$—	$—	$—	$2.64
Undistributed	0.30	(25.03)	(1.15)	(83.96)

Net common stock income (loss) per share	$0.30	$(25.03)	$(1.15)	$(81.32)

Common stock income (loss) per share-diluted:
Distributed	$—	$—	$—	$2.64
Undistributed	0.29	(25.03)	(1.15)	(83.96)

Net common stock income (loss) per share	$0.29	$(25.03)	$(1.15)	$(81.32)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Stock options, warrants, restricted stock and units	—	2,185	2,353	2,361
Convertible preferred stock	—	37,748	23,644	26,686

Total common stock equivalent shares excluded	—	40,114	25,997	29,172

9. COMMITMENTS AND CONTINGENCIES

Unused Letter of Credit—As of September 30, 2011 and June 29, 2012, the Company had outstanding unused letters of credit from a bank aggregating $200,000 and $246,000, respectively.

Purchase Commitments—As of September 30, 2011 and June 29, 2012, the Company had outstanding noncancelable purchase commitments aggregating $3.0 million and $3.3 million, respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

In April 2011, GigOptix, Inc. (GigOptix) filed a complaint in the Santa Clara County Superior Court against the Company, its subsidiary Optomai, and five employees (the Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The complaint seeks unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants,

Optomai and following its April 2011 acquisition of Optomai, the Company. In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its complaint for the second time, to delete its claims for negligent and intentional interference with economic advantage and unfair competition, leaving the following claims pending; (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served discovery requests, and the parties have narrowed the discovery being sought. On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction. The Company intends to defend this lawsuit vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of material loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

10. RESTRUCTURINGS

Commencing in fiscal year 2009 and continuing in fiscal years 2010 and 2011, the Company implemented restructuring actions in connection with a broader plan to reduce staffing and the Company’s manufacturing footprint. The Company completed these restructuring activities in September 2011. The restructuring expense relates to direct and incremental costs related to severance and outplacement fees for the terminated employees during fiscal years 2009, 2010 and 2011. The unpaid restructuring costs of $522,000 as of September 30, 2011 were paid through the second quarter of fiscal year 2012. The Company recorded a restructuring charge of $1.6 million in the first quarter of fiscal year 2012, representing the full cost of the action and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The action was designed to further lower operating costs. The unpaid restructuring costs of $212,000 as of June 29, 2012 are expected to be paid through the first quarter of fiscal year 2013. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance-September 30, 2011	$522
Current period charges	1,586
Payments	(1,896)

Balance-June 29, 2012	$212

11. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company has two equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan) and the 2012 Omnibus Incentive Plan (2012 Plan). Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In the nine months ended June 29, 2012, the Company began granting RSUs, which generally vest annually over one, four or five years.

A summary of stock option activity for the nine months ended June 29, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding-September 30, 2011	2,292	$1.28	8.2	$32,662

Exercised	(154)	$1.12
Canceled or expired	(67)	$1.48

Outstanding-June 29, 2012	2,071	$1.27	7.4	$35,676

Options vested and expected to vest as of June 29, 2012	1,968	$1.27	7.4	$33,908

Options vested and exercisable as of June 29, 2012	896	$1.34	7.5	$15,382

Aggregate intrinsic value represents the difference between the Company’s closing stock price on June 29, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $2.3 million for the nine months ended June 29, 2012. No options were granted in the nine months ended June 29, 2012. As of June 29, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was $640,000, which is expected to be recognized over the next 1.3 years.

A summary of restricted stock activity for the nine months ended June 29, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Issued and unvested-September 30, 2011	225	2.3	$3,485

Granted	14
Vested	(81)
Canceled or expired	(1)

Issued and unvested-June 29, 2012	157	2.2	$2,913

Shares expected to vest-June 29, 2012	156	2.1	$2,884

As of June 29, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock was $1.3 million, which is expected to be recognized over the next 2.1 years.

No restricted stock units were issued prior to March 2012. A summary of restricted stock unit activity for the nine months ended June 29, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Issued and unvested-June 29, 2012	442	3.4	$7,843

Shares expected to vest-June 29, 2012	404	3.4	$7,173

As of June 29, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $7.4 million, which is expected to be recognized over the next 3.4 years.

Employee Stock Purchase Plan

Concurrently with the IPO in March 2012, the Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for an initial offering period of eight months with six-month offering periods thereafter, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Compensation expense related to the ESPP in the three and nine months ended June 29, 2012 was immaterial. As of June 29, 2012, total unrecognized compensation cost related to the ESPP was approximately $0.2 million, which is expected to be recognized through the first quarter of fiscal year 2013.

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of revenue	$304	$126	$372	$270
Research and development	391	59	603	127
Selling, general and administrative	518	100	1,142	541

Total stock-based compensation expense	$1,213	$285	$2,117	$938

There were no material modifications to stock-based awards during the periods presented.

12. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rate for the three and nine months ended June 29, 2012 was driven primarily by an aggregate of $(3.2) million and $46.9 million, respectively, of (gain) expense related to changes in fair values of the Company’s Class B conversion and common stock warrant liabilities, which are not deductible, and, for the nine months ended June 29, 2012, a $1.5 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets.

13. CLASS B PREFERRED STOCK

A summary of the changes in the carrying value of the Class B follows (in thousands):

Balance-September 30, 2011	$75,618
Accretion to redemption value	2,616
Reclassification upon conversion of Class B to common stock	(78,234)

Balance-June 29, 2012	$—

14. RELATED PARTY TRANSACTIONS

The Company’s majority stockholder controls another entity, GaAs Labs, LLC (GaAs Labs), which was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for the three months ended July 1, 2011 include $180,000 for such services. Selling, general and administration expenses for the nine months ended June 29, 2012 and July 1, 2011 include $360,000 and $540,000, respectively, for such services. No amounts were payable as of September 30, 2011 or June 29, 2012.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of an IC device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. The Company received related payments of $200,000 from Ubiquiti through June 29, 2012, of which $125,000 is included in deferred revenue as of that date due to $50,000 being subject to refund should certain milestones not be met and, generally, not completing the services related to the payments as of that date.

In April 2012, the Company entered into a services agreement with GaAs Labs whereby GaAs Labs will pay the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the three and nine months ended June 29, 2012, the Company billed GaAs Labs $91,000 for services provided pursuant to this agreement and has recorded the amount as other income in the accompanying condensed consolidated statements of operations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information regarding noncash investing and financing activities:

•

As of June 29, 2012 and July 1, 2011, the Company had $1.5 million and $2.3 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable, accrued liabilities and other long-term liabilities. These amounts have been excluded from the payments for purchases of property and equipment for the nine months ended June 29, 2012 and July 1, 2011, respectively.

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

•	In the nine months ended July 1, 2011, pursuant to the terms of an escrow agreement with certain former Mimix stockholders, the Company withheld the payment of $863,000 in dividends.

16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
United States	$40,608	$41,678	$116,938	$121,395
International (1)	36,517	37,022	110,702	110,098

Total	$77,125	$78,700	$227,640	$231,493

	As of
Long-Lived Assets by Geographic Region	June 29, 2012	September 30, 2011
United States	$24,569	$21,317
International (2)	6,357	4,047

Total	$30,926	$25,364

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, except that long-lived assets in the Asia-Pacific region exceeded 10% of total assets as of June 29, 2012.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Customer A	17%	21%	18%	21%
Customer B	16%	13%	14%	11%

	As of
Accounts Receivable	June 29, 2012	September 30, 2011
Customer A	16%	18%
Customer B	12%	12%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the nine months ended June 29, 2012 and July 1, 2011, ten customers represented 54% and 59% of total revenue, respectively.

17. CORRECTION OF ERROR

As disclosed in the Prospectus, in the fourth quarter of fiscal year 2011, the Company determined that its deferred income tax assets and related valuation allowance as of October 1, 2010 were each overstated by $3.4 million. Upon reversing the valuation allowance in the three months ended July 1, 2011, the income tax provision recorded for the interim period was, as a result of the overstatement of the deferred income tax assets, understated by $3.4 million. Accordingly, in the fourth quarter of fiscal year 2011, the Company corrected the previously recorded income tax provision for the three months ended July 1, 2011. Management believes the effects of this error are not material to the previously issued interim consolidated financial statements. The impact of the correction on specific line items in the statement of operations for the three and nine months ended July 1, 2011 is presented below (in thousands):

	As Previously Reported	Corrected
Three Months Ended July 1, 2011 :
Net loss	$(36,615)	$(40,015)
Nine Months Ended July 1, 2011 :
Income tax provision	$3,779	$7,179
Net loss from continuing operations	(38,520)	(41,920)
Net loss	(37,766)	(41,166)
Net loss attributable to common stockholders	(116,828)	(120,228)
Basic and common diluted loss from continuing operations per common share	(82.12)	(84.49)
Net loss per common share	(81.60)	(83.96)

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain management assumptions. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions which are based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our prospectus filed pursuant to Section 424(b) under the Securities Act with the SEC on March 15, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012 as filed with the SEC on May 10, 2012. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with a stable foundation for growth and enable us to develop strong relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in three large primary markets with strong prospects for future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); and Multi-market, which includes automotive, industrial, medical, mobile and scientific applications. We have one reportable operating segment, semiconductors and modules.

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

While sales in any or all of our target markets may slow or decline from period to period, over the long term we generally expect to benefit from strength in these markets. We expect growth in the Networks market to be driven by continued upgrades and expansion of communications equipment to support increasing mobile, internet and video data services. We expect growth in the A&D market to come from increasing electronic content in defense, homeland security and public safety systems, although growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. The Multi-market is our most diverse market, and we expect steady growth over the long-term in this market for our multi-purpose catalog products and expect additional growth potential in select areas such as the automotive market, where semiconductor content per automobile is projected to grow. We experienced a decrease in revenue in the three and nine months ended June 29, 2012 as compared to the three and nine months ended July 1, 2011 primarily due to soft demand in our Networks market, which we believe reflects a slowdown in capital spending by telecommunications operators, driven by a weak macro economic environment.

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

Gross margin was 45.9% for the three months ended June 29, 2012 compared with 43.4% for the three months ended July 1, 2011. Gross margin was 45.4% for the nine months ended June 29, 2012 compared with 41.9% for the nine months ended July 1, 2011. Over the long-term we generally expect continued improvement in our gross margin as we complete our restructuring and other cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

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

Accretion of contingent consideration. We have partially funded the acquisition of businesses through contingent earn-out consideration in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings.

Restructuring charges. Following the M/A-COM Acquisition in March 2009, we began implementing our strategy to align our operations with the economic environment and our long-term fab-lite strategy, beginning with an initial staff reduction in April 2009. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff. We incurred an additional $1.6 million of restructuring costs, representing the full cost of the restructuring actions, in the nine months ended June 29, 2012 designed to lower our operating costs.

Other income (expense). Other income (expense) consists of accretion of our common stock warrant liability, accretion of our Class B conversion liability, which was settled in March 2012, interest expense and income from a related party transaction. In April 2012, we entered into a services agreement with GaAs Labs, which is an affiliate of our directors and majority stockholders John and Susan Ocampo, whereby we provide administrative and business development services to GaAs Labs on a time and materials basis.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$77,125	$78,700	$227,640	$231,493
Cost of revenue (1)	41,721	44,582	124,272	134,516

Gross profit	35,404	34,118	103,368	96,977
Operating expenses:
Research and development (1)	9,193	9,463	27,857	25,533
Selling, general and administrative (1)	10,706	11,824	33,024	36,617
Accretion of contingent consideration	101	365	(977)	660
Restructuring charges	—	127	1,586	866

Total operating expenses	20,000	21,779	61,490	63,676
Income from operations	15,404	12,339	41,878	33,301
Other (income) expense:
Accretion of common stock warrant liability (2)	(3,198)	7,291	2,791	10,241
Accretion of Class B conversion liability (3)	—	39,631	44,119	57,051
Interest expense (1)	161	135	545	750
Other income - related party	(91)	—	(91)	—

Total other (income) expense	(3,128)	47,057	47,364	68,042
Income (loss) before income taxes	18,532	(34,718)	(5,486)	(34,741)
Income tax provision	4,987	7,184	12,488	7,179

Net income (loss) from continuing operations	13,545	(41,902)	(17,974)	(41,920)
Net income from discontinued operations	—	1,887	—	754

Net income (loss)	$13,545	$(40,015)	$(17,974)	$(41,166)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Amortization expense:
Cost of revenue	$383	$443	$1,147	$1,207
Selling, general and administrative	257	296	772	811
Non-cash compensation expense: (a)
Cost of revenue	302	134	380	290
Research and development	388	69	612	155
Selling, general and administrative	503	155	1,197	690
Amortization of deferred financing costs – interest expense	68	47	200	110

(a)	Includes (i) share-based compensation expense and (ii) incentive compensation amounts payable by the previous owner of the M/A-COM Tech Business to certain of our employees in connection with the sale of such business to us and recorded in our financial statements in a manner similar to share-based compensation.
(3)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that are recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.1%	56.6%	54.6%	58.1%

Gross margin	45.9%	43.4%	45.4%	41.9%

Operating expenses:
Research and development	11.9%	12.0%	12.2%	11.0%
Selling, general and administrative	13.9%	15.0%	14.5%	15.8%
Accretion of contingent consideration	0.1%	0.5%	(0.4)%	0.3%
Restructuring charges	—%	0.2%	0.7%	0.4%

Total operating expenses	25.9%	27.7%	27.0%	27.5%

Income from operations	20.0%	15.7%	18.4%	14.4%

Other (income) expense:
Accretion of common stock warrant liability	(4.1)%	9.3%	1.2%	4.4%
Accretion of Class B conversion liability	—%	50.4%	19.4%	24.6%
Interest expense	0.2%	0.2%	0.2%	0.3%
Other income - related party	(0.1)%	—%	—%	—%

Total other (income) expense	(4.1)%	59.8%	20.8%	29.4%

Income (loss) before income taxes	24.0%	(44.1)%	(2.4)%	(15.0)%

Income tax provision	6.5%	9.1%	5.5%	3.1%

Net income (loss) from continuing operations	17.6%	(53.2)%	(7.9)%	(18.1)%

Net income from discontinued operations	—%	2.4%	—%	0.3%

Net income (loss)	17.6%	(50.8)%	(7.9)%	(17.8)%

Comparison of Three and Nine Months Ended June 29, 2012 to the Three and Nine Months Ended July 1, 2011

Revenue. Our revenue decreased $1.6 million, or 2.0%, to $77.1 million for the three months ended June 29, 2012 from $78.7 million for the three months ended July 1, 2011. Our revenue decreased $3.9 million, or 1.7%, to $227.6 million for the nine months ended June 29, 2012, from $231.5 million for the nine months ended July 1, 2011. The decrease in revenue in the three and nine months ended June 29, 2012 was primarily due to soft demand in our Networks market, which we believe reflects a slowdown in capital spending by telecommunications operators, driven by a weak macroeconomic environment. The net impact of product price adjustments implemented by us during the 2012 periods were largely immaterial and were not a material driver of the overall decrease in our revenue in the 2012 periods over the 2011 periods.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 29, 2012	July 1, 2011	% Change	June 29, 2012	July 1, 2011	% Change
Networks	$21,655	$23,798	(9.0)%	$62,624	$71,730	(12.7)%
A&D	23,843	23,364	2.1%	72,528	69,155	4.9%
Multi-Market	31,627	31,538	0.3%	92,488	90,608	2.1%

Total	$77,125	$78,700		$227,640	$231,493

Networks	28.1%	30.2%		27.5%	31.0%
A&D	30.9%	29.7%		31.9%	29.9%
Multi-Market	41.0%	40.1%		40.6%	39.1%

Total	100%	100%		100%	100%

In the three months ended June 29, 2012, our Networks market revenue decreased by $2.1 million compared to the three months ended July 1, 2011. In the nine months ended June 29, 2012, our Networks market revenue decreased $9.1 million compared to the nine months ended July 1, 2011. The decrease in both periods was attributable primarily to a slowdown in capital spending by telecommunications operators for mobile backhaul and cellular infrastructure equipment, partially offset by growth in sales of our CATV, broadband, and optical products.

In the three months ended June 29, 2012, our A&D market revenue increased by $0.5 million compared to the three months ended July 1, 2011. In the nine months ended June 29, 2012, our A&D market revenue increased by $3.4 million compared to the nine months ended July 1, 2011. We attribute this growth in both periods to increased demand for satellite datalink products, partially offset by weaker overall market demand for tactical and public safety radios in both periods and, for the three month period, weaker demand for radar applications.

In the three months ended June 29, 2012, our Multi-market revenues increased by $0.1 million compared to the three months ended July 1, 2011. In the nine months ended June 29, 2012, our Multi-market revenues increased by $1.9 million compared to the nine months ended July 1, 2011. We attribute this growth in both periods primarily to the continued strength of the automobile industry, partially offset by weaker demand of our general purpose products through our distribution channels.

Gross margin. Gross margin was 45.9% for the three months ended June 29, 2012 compared with 43.4% for the three months ended July 1, 2011. Gross margin was 45.4% for the nine months ended June 29, 2012 compared with 41.9% for the nine months ended July 1, 2011. The increase in gross margin was primarily due to lower manufacturing expenses of $2.1 million for the three month period and $9.8 million for the nine month period, partially offset by the impact of lower volume and increased third-party manufacturing costs, all as compared to the previous 2011 periods. The lower manufacturing expenses in both 2012 periods were primarily from lower manufacturing payroll and reduced one-time costs associated with outsourced activities. Amortization and non-cash compensation expenses included in cost of revenue were $0.4 million and $0.3 million, respectively, in the three months ended June 29, 2012 as compared to $0.4 million and $0.1 million, respectively, in the three months ended July 1, 2011. Amortization and non-cash compensation expenses included in cost of revenue were $1.1 million and $0.4 million, respectively, in the nine months ended June 29, 2012 as compared to $1.2 million and $0.3 million, respectively, in the nine months ended July 1, 2011.

Research and development. R&D expense decreased $0.3 million, or 2.9%, to $9.2 million, or 11.9% of our revenue, for the three months ended June 29, 2012 compared with $9.5 million, or 12.0% of our revenue, in the three months ended July 1, 2011. R&D expense increased $2.3 million, or 9.1%, to $27.9 million, or 12.2% of our revenue, for the nine months ended June 29, 2012 compared with $25.5 million, or 11.0% of our revenue, in the nine months ended July 1, 2011. The decrease in the three month period was primarily due to lower expenditures for externally manufactured wafers and mask sets. The increase in the nine month period was primarily driven by increased new product development activities that required increases in staff, facility costs, design tools and engineering prototype materials. Non-cash compensation expense in R&D expense was $0.4 million and $0.6 million, respectively, in the three and nine months ended June 29, 2012 as compared to $0.1 million and $0.2 million, respectively, in the three and nine months ended July 1, 2011.

Selling, general and administrative. SG&A expense decreased $1.1 million, or 9.5%, to $10.7 million or 13.9% of our revenue for the three months ended June 29, 2012 compared with $11.8 million or 15.0% of our revenue for the three months ended July 1, 2011. SG&A expense decreased $3.6 million, or 9.8%, to $33.0 million or 14.5% of our revenue for the nine months ended June 29, 2012 compared with $36.6 million or 15.8% of our revenue for the nine months ended July 1, 2011. The decrease in the 2012 periods was primarily related to reductions in professional fees supporting the preparation and audits of historical financial statements, as well as reduced travel expenses. In addition, the decrease in the nine months ended June 29, 2012 was also attributed to reduced payroll expenses resulting from restructuring actions taken during the previous fiscal year and in the first quarter of fiscal year 2012. These decreases were partially offset by increased facility costs as we expanded our physical presence worldwide to get closer to our customers. Amortization and non-cash compensation expenses in SG&A expense were $0.3 million and $0.5 million, respectively, in the three months ended June 29, 2012 as compared to $0.3 million and $0.2 million, respectively, in the three months ended July 1, 2011. Amortization and non-cash compensation expenses in SG&A expense were $0.8 million and $1.2 million, respectively, in the nine months ended June 29, 2012 as compared to $0.8 million and $0.7 million, respectively, in the nine months ended July 1, 2011.

Accretion of contingent consideration. Accretion of contingent consideration resulted in expense of $0.1 million and a gain of $1.0 million, respectively, for the three and nine months ended June 29, 2012 compared with expense of $0.4 million and $0.7 million, respectively, for the three and nine months ended July 1, 2011. Accretion of contingent consideration is a result of changes in the fair value of the contingent consideration we expect to pay related to acquisitions and the changes in the 2012 periods as compared to the 2011 periods is a result of changes, on a discounted and weighted-average probability basis, in expectations for payments we expect to make in connection with our April 2011 acquisition of Optomai.

Restructuring charges. Restructuring charges were zero for the three months ended June 29, 2012 compared with $0.1 million for the three months ended July 1, 2011. Restructuring charges increased $0.7 million to $1.6 million for the nine months ended June 29, 2012 compared with $0.9 million for the nine months ended July 1, 2011. The increase in restructuring charges in the nine months ended June 29, 2012 related to a reduction of staffing during the period and represents severance and related benefits that we expect to provide through the first quarter of fiscal year 2013. The restructuring charges in the 2011 periods related to a reduction of staffing during those periods and represented severance and related benefits that were paid in fiscal year 2011 and the first nine months of fiscal 2012.

Income from operations. Income from operations increased $3.1 million, or 24.8%, to $15.4 million or 20.0% of our revenue for the three months ended June 29, 2012 compared with $12.3 million or 15.7% of our revenue for the three months ended July 1, 2011. Income from operations increased $8.6 million, or 25.8%, to $41.9 million or 18.4% of our revenue for the nine months ended June 29, 2012 compared with $33.3 million or 14.4% of our revenue for the nine months ended July 1, 2011. The increase in income from operations was primarily attributable to improved gross margins and other cost reduction activities that reduced operating expenses in the 2012 periods compared to the 2011 periods, partially offset by increases in R&D expenses in the nine month period of 2012 as we continue to invest in new product development.

Accretion of common stock warrant liability. Common stock warrant gain of $3.2 million for the three months ended June 29, 2012 compares to an expense of $7.3 million for the three months ended July 1, 2011. Common stock warrant liability expense decreased $7.5 million to $2.8 million for the nine months ended June 29, 2012 compared to $10.2 million for the nine months ended July 1, 2011. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Accretion of Class B conversion liability. Class B conversion liability expense was zero for the three months ended June 29, 2012 compared to $39.6 million for the three months ended July 1, 2011. Class B conversion liability expense decreased $12.9 million to $44.1 million for the nine months ended June 29, 2012 compared to $57.1 million for the nine months ended July 1, 2011. The changes relate to the changes in the estimated fair value of certain features of our Class B convertible preferred stock (Class B) issued in December 2010, which we carried as a liability at fair value from the issuance date through March 20, 2012, the date we completed the IPO. Upon completion of the IPO, all of our preferred stock, including our Class B, was converted to common stock. In connection with the IPO in March 2012, the Company paid $60.0 million to the former holders of our Class B as a preference payment. The conversion of the Class B and the payment of the preference amount settled the Class B conversion liability in full.

Interest expense. Interest expense increased $0.1 million to $0.2 million in the three months ended June 29, 2012, compared with $0.1 million in the three months ended July 1, 2011. Interest expense decreased $0.2 million to $0.5 million in the nine months ended June 29, 2012, compared with $0.8 million in the nine months ended July 1, 2011. The increase in interest expense between the three month periods was due to the costs associated with a revolving line of credit secured in September 2011. The decrease between the nine month periods was a result of repayment of our previously outstanding debt in December 2010. Interest expense includes amortization of deferred financing costs of $0.1 million, $47,000, $0.2 million and $0.1 million for the three months ended June 29, 2012 and July 1, 2011 and the nine months ended June 29, 2012 and July 1, 2011, respectively.

Other income - related party. In the three and nine months ended June 29, 2012 the Company billed GaAs Labs $91,000 for services provided pursuant to its administrative and business development services agreement with GaAs Labs and has recorded the amount as other income.

Provision for income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and nine months ended June 29, 2012 of 26.9% and (227.6)%, respectively, was driven primarily by an aggregate of $(3.2) million and $46.9 million, respectively, of (gain) expense related to changes in fair values of our Class B conversion and common stock warrant liabilities, which are not taxable, and, for the nine months ended June 29, 2012, a $1.5 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets.

In the fourth quarter of fiscal year 2011, we identified that our deferred income tax assets and related valuation allowance as of October 1, 2010 were each overstated and, as a result, upon reversing the valuation allowance in the three months ended July 1, 2011, the income tax provision recorded for the interim period was understated by $3.4 million. The originally reported net loss of $36.6 million for the three months ended July 1, 2011 was increased to reflect an additional $3.4 million of net loss due to the correction of our income tax provision in the three months ended September 30, 2011.

Liquidity and Capital Resources

As of June 29, 2012, we held $77.6 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $26.3 million in the nine months ended June 29, 2012, of which the principal components were a net loss of $18.0 million, plus non-cash expense of $55.0 million, partially offset by unfavorable changes in operating assets and liabilities of $10.7 million. The net change in operating assets and liabilities includes a $4.4 million increase in accounts receivable, a $0.6 million increase in inventory and decreases in income taxes payable and deferred revenue of $2.4 million and $5.2 million respectively. These unfavorable changes were partially offset by an increase in accounts payable and accrued expenses and other of $1.9 million.

Cash used in investing activities was $13.5 million in the nine months ended June 29, 2012, all of which consisted of purchases of property and capital equipment, including renovation of a leased facility as well as the purchase of production test equipment, production tooling and engineering equipment and software tools.

Cash from financing activities was $19.2 million in the nine months ended June 29, 2012. We received $95.0 million from the issuance of 5.6 million shares of common stock in the IPO, after deducting related costs paid in the period. In connection with the IPO and the related conversion of the Class B to common stock, we made a preference payment to the former Class B stockholders of $60.0 million. In connection with releases of an escrow related to the acquisition of Mimix in fiscal year 2010, we paid $0.5 million to the former Mimix stockholders during the period. In November 2011, we paid the second earn-out payment to Cobham Defense Electronic Systems Corporation (Cobham) totaling $15.0 million relating to the M/A-COM Acquisition. In February 2012, we increased the borrowing capacity under our revolving line of credit and, in connection therewith, we paid $0.2 million of financing fees in the period. Proceeds from stock option exercises and excess tax benefits related to restricted stock awards totaled $0.4 million during the period. We also repurchased common stock from employees for $0.5 million in connection with the vesting of restricted stock awards during the period to cover related tax withholding obligations.

On September 30, 2011, we entered into a loan agreement with JPMorgan Chase Bank, N.A. and a syndicate of other lenders, which provides for a revolving credit facility of up to $100.0 million that matures in September 2016. In February 2012, we entered into a supplement to the loan agreement to increase the revolving credit facility to up to $125.0 million. The revolving credit facility may be increased up to an additional $25.0 million subject to approval by the administrative agent and commitment from existing or other lenders to provide the additional funds. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted London InterBank Offered Rate (LIBOR) plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. In addition, we pay a fee related to the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of June 29, 2012. As of June 29, 2012 and the date of this report, we have no outstanding borrowings under the revolving credit facility.

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

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. We agreed to pay the stockholders and option holders of Optomai up to $16.0 million in the aggregate in the form of an earn-out based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ending March 31, 2012 and March 31, 2013. The maximum aggregate earn-out payable by us to the former stockholders and option holders of Optomai is $1.0 million in the first annual earn-out period and $16.0 million (less any earn-out paid in the first period) in the second annual earn-out period. We did not make any payment related to the first earn-out period that expired on March 31, 2012.

The undistributed earnings of our foreign subsidiaries, with the exception of our Taiwan subsidiary, are permanently reinvested since we do not intend to repatriate such earnings. We believe the decision to permanently reinvest these earnings will not have a significant impact on our liquidity. As of June 29, 2012, our Taiwanese subsidiary held $3.2 million of cash.

We plan to use our available cash and cash equivalents for general corporate purposes, including working capital. We may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet our cash needs for at least the next 12 months.

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

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 29, 2012.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of June 29, 2012, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its complaint for the second time, to delete its claims for negligent and intentional interference with economic advantage and unfair competition, leaving the following claims pending: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served discovery requests, and the parties have narrowed the discovery being sought. On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction. We intend to defend the lawsuit vigorously.

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

A new product design effort may last 12 to 18 months or longer, and requires material investments in engineering hours and materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers or be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

Various factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.

If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Our various products have different gross margin and increased sales of lower-margin products in a given period relative to other products may cause us to report lower overall gross margin. In the past and as recently as our third fiscal quarter of 2012, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower-margin products. Future market conditions may adversely affect our revenue and utilization rates and consequently our future gross margin, and this, in turn, could have an adverse impact on our business, financial condition and results of operations. In addition, increased raw material costs, manufacturing yields, more complex engineering requirements and other factors may lead to lower margins for us in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.

We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In a number of markets we serve, and in our A&D market in particular, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be rescheduled by the customer for delivery in a future fiscal quarter on short notice, which could cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials in advance of customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D or Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, changes in the U.S. defense budget and procurement processes, changes in regulatory environments, Macro - economic Factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for more than 10% of our revenue for fiscal year 2011, are dependent upon the health of the automotive market and Ford’s ability to maintain or grow its market share.

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

•	the effects of war, natural disasters, acts of terrorism, macroeconomic uncertainty or decline or geopolitical unrest.

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

•	the loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	generating insufficient revenue from completed acquisitions to offset increased expenses associated with any abandoned or completed acquisitions;

•	acquiring material or unknown leasehold, environmental, regulatory, infringement, contractual or other liabilities associated with any acquired operations;

•	litigation frequently associated with merger and acquisition transactions; and

•	additional expense associated with amortization or depreciation of acquired tangible and intangible assets.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. Most of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. In fiscal year 2011, a substantial majority of the semiconductors used in our manufacturing were sourced internally. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Santa Clara, California, Sydney, Australia, Belfast, Northern Ireland and Cork, Ireland locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

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

If an earn-out is achieved under either of these arrangements in any applicable period, payment of the earn-out will reduce the cash we otherwise would have available for general corporate purposes. If an earn-out payment is required in connection with our sale to an acquirer, it will reduce the proceeds otherwise available for distribution to stockholders in connection with the closing of such sale. As of June 29, 2012, we have recorded a liability of $9.5 million relating to these earn-out arrangements.

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

Sales to customers located outside the U.S. accounted for 39.7% of our revenue in fiscal year 2010, 46.4% of our revenue in fiscal year 2011, and 48.6% of our revenue for the nine months ended June 29, 2012. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

We are a defendant in a litigation matter with GigOptix, Inc. described in Part II. Item 1, “Legal Proceedings” of this report. This and any other future litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we intend to contest the lawsuit vigorously, we cannot assure you that the results of the litigation will be favorable to us. The injunctive relief requested by GigOptix in this litigation, if awarded by the court, could adversely impact the revenue we derive from our fiber optic product line. An adverse resolution of the lawsuit or others in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise harm our business.

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

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future claims that we have infringed or misappropriated their intellectual property rights. One currently pending suit of this type is discussed in Part II. Item 1, “Legal Proceedings” of this report. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, including the GigOptix litigation described in this report, we could be required to pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our revenue and results of operations. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management’s attention and resources.

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

Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Patent litigation is expensive, and our ability to enforce our patents and other intellectual property is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigations.

If we fail to comply with export control regulations we could be subject to substantial fines or other sanctions, including loss of export privileges.

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. We are also subject to U.S. import regulations and the import and export regimes of other countries in which we operate. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. Export and import regulations may create delays in the introduction of our products in international markets or prevent the export or import of our products to certain countries or customers altogether. Any change in export or import regulations or related legislation, shift in approach by regulators to the enforcement or scope of existing regulations, changes in the interpretation of existing regulations by regulators or change in the countries, persons or technologies targeted by such regulations, could harm our business by resulting in decreased use of our products by, or our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, our sale of our products to or through third-party distributors, resellers and sales representatives creates the risk that any violation of these laws they may engage in may cause disruption in our markets or otherwise bring liability on us.

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

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could materially harm our business, financial condition and results of operations.

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

•

changes in or failure to meet publicly disclosed expectations as to our future financial performance, as was the case in August 2012 when the trading price of our common stock declined approximately 21% on the day following our public announcement of lower than expected revenue, gross margin and business outlook figures;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	addition or loss of significant customers;

•	announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events;

•

developments or disputes concerning patents or proprietary rights, including any injunction issued or material sums paid for damage awards, settlement payments, license fees, attorney’s fees or other litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

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

Our largest stockholders control a significant amount of our outstanding common stock. As of June 29, 2012, John and Susan Ocampo beneficially owned 55.7% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.9% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2012—April 27, 2012	2,492	(1)	$20.93	—	—
April 28, 2012—May 25, 2012	6,488	(1)	19.70	—	—
May 26, 2012—June 29, 2012	1,019	(1)	16.01	—	—

Total	9,999		$19.63	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices we valued shares withheld at for purposes of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended

10.2	Offer of Employment Letter to Robert Donahue, as amended

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 7, 2012	By:	/s/ CHARLES BLAND
Charles Bland
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2012	By:	/s/ CONRAD GAGNON
Conrad Gagnon
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended

10.2	Offer of Employment Letter to Robert Donahue, as amended

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.