Form 10-K
period 2012-09-28
M/A-COM Technology Solutions Holdings, Inc.
filed 2012-11-28
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35451

M/A-COM Technology Solutions Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0306875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Chelmsford Street, Lowell, Massachusetts	01851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 656-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 30, 2012 was approximately $408.5 million based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and by persons who owned more than 5% of the outstanding common stock as of March 30, 2012 have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 15, 2012 was 45,604,516.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended September 28, 2012.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 28, 2012

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our business outlook, strategy, plans, expectations, estimates and objectives for future operations, and our future results of operations and financial position. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue”, “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets”, “will,” “would” or similar expressions or variations or the negatives of those terms, but are not the exclusive means of identifying forward-looking statements in this Annual Report.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management based on what we know at the time they are made, such statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes expressed or implied by our forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties in Item 1A “Risk Factors” and elsewhere in this Annual Report and the other documents filed by us with the Securities and Exchange Commission (SEC). Except as required by law, we have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “Company”, “we”, “our”, “us” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

“M/A-COM” and “The First Name in Microwave” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l

ITEM 1. BUSINESS

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality, and reliability. We offer over 2,700 standard and custom devices, which include integrated circuits (IC)s, multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, radar, automobile navigation systems, digital cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); and Multi-market, which includes automotive, industrial, medical, mobile communications and scientific applications.

We build upon a 60-year heritage of delivering innovative solutions dating back to the founding of Microwave Associates, Inc. We utilize our system-level knowledge and our extensive capabilities in high-frequency modeling, IC design, integration, packaging and manufacturing of semiconductors to address our customers’ needs. Our specialized engineers and technologists located across six global design centers collaborate with our customers during the early stage of their system development process to incorporate our standard products and identify custom products we can develop to enhance their overall system performance. We intend to continue to expand our revenue opportunities through our market-facing strategy of aligning our solutions with our customers’ needs and collaborating with them during the product definition stage of their systems to design in our standard products and identify custom products we can develop to enhance their overall system. We believe this approach will allow us to sell more complete semiconductor solutions that integrate more functions and incorporate more highly-valued content into our products. We believe the combination of our market-facing strategy and our engineering expertise enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions. We have a comprehensive new product opportunity assessment process with 115 products in development as of November 13, 2012 that we believe will enhance our revenue growth and improve our gross margin over the long term through a richer product mix. Many of our products have long lifecycles ranging from 5 to 10 years, and some of our products have been shipping for over 20 years. We believe these factors create a competitive advantage. Our goal is to leverage this advantage into strengthened customer relationships and sole source design wins, where a customer allows us to be its only supplier of a particular component used in its system.

We believe our “fab-lite” manufacturing model provides us with a competitive advantage and an attractive financial model through a variable cost structure. We operate a single Gallium Arsenide (GaAs) and silicon semiconductor fab at our Lowell, Massachusetts headquarters. We also utilize external semiconductor foundries to supply us with additional capacity in periods of high demand and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies as well as commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe our fab-lite strategy also provides us with dependable domestic supply, control over quality, reduced capital investment requirements, faster time to market, and additional outsourced capacity when needed. In the A&D market, an internal domestic fab can be a requirement to be a strategic supplier. In addition, the experience base cultivated through the continued operation of our internal fab provides us with the expertise to better manage our external foundry suppliers.

We serve our broad and diverse customer base through a multi-channel sales strategy utilizing our direct sales force, a global network of independent sales representatives and distributors. Our direct sales force and application engineers are focused on securing design wins by supporting industry-leading original equipment manufacturer (OEM) customers. Our distributors and our more recently implemented e-commerce channel are focused on increasing our design wins with smaller or emerging customers early in their new product development efforts.

Our Markets & Products

The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has created demand for high-performance analog semiconductor components, modules and solutions. The terms RF, microwave and millimeterwave are used to refer to electromagnetic waves in a particular frequency range produced by applying an alternating current to an antenna or conductor. A wide variety of advanced electronic systems rely on electromagnetic waves for high-speed data transmission or reception. We offer high-performance analog semiconductor products for both wireless and wireline applications across the frequency spectrum from RF to millimeterwave. We regularly develop high-value products to serve our customers in three primary markets: Networks, A&D and Multi-market, which represented 27.6%, 31.4% and 41.0%, respectively, of our revenue in fiscal year 2012.

The market demand for RF, microwave and millimeterwave semiconductors is driven by the growth of mobile Internet devices, cloud computing and streaming video that strain existing network capacity, as well as the growth in advanced information-centric military applications. In addition, the increasing need for real-time information, sensing and imaging functions in automotive, industrial, medical, scientific and test and measurement applications is driving demand in these markets.

Networks. Growth in the Networks market is driven by the proliferation of wireless and wired devices from smartphones and tablets to set-top boxes, as well as the data rich applications and services they enable such as mobile Internet, cloud computing, video-on-demand, social media, global positioning functionality and location based services. Growth in Global Internet Protocol traffic drives demand for communications infrastructure equipment consisting of amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters, and other components to expand and upgrade cellular backhaul, cellular infrastructure, CATV, broadband, and fiber optic networks. Semiconductor products and solutions must continually deliver higher throughput performance and functionality as the demands of end users increase.

Our expertise in system-level architectures and advanced IC design capability allow us to offer Networks OEMs highly-integrated solutions optimized for performance and cost. We are a leader in high-frequency semiconductors used in point-to-point radios for cellular backhaul, where we provide a highly-integrated chipset solution featuring innovative IC and low cost package design capabilities. Similarly, our portfolio of opto-electronics products for transmitter and receiver applications in 40/100 gigabits per second (Gbps) fiber optic networks enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. For optical communications applications, we utilize a proprietary combination of GaAs and Indium Phosphide (InP) technologies to obtain advantages in performance and size. For CATV applications, we offer OEMs the opportunity to streamline their supply chain through our broad portfolio of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.

Aerospace & Defense. In the A&D market, military applications require more advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, UAVs, RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and Gallium Nitride (GaN) technology due to their high power density, improved power efficiency and broadband capability. Radar systems for mapping and targeting missions are undergoing a major transition from existing mechanically-scanned radar products to a new generation of active electronically-scanned array (AESA) based products. Consisting of hundreds or thousands of transmit/receive modules commonly based on GaAs and increasingly on GaN technology, AESAs deliver greater speed, range, resolution and reliability over mechanically-scanned radar products that utilize a single transmitter and receiver with mechanical steering. Military communications employing wireless infrastructure and tactical radios in the field remain critical for allowing geographically dispersed users to exchange information quickly and efficiently. UAVs and their underlying semiconductor content require innovative designs to meet rigorous specifications for high performance, small size, and low power consumption.

We believe our in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a resource for A&D customers faced with demanding application parameters. For radar applications, we offer standard and custom power transistor pallets, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as integrated IC modules, control components, voltage-controlled oscillators (VCOs), transformers, power transistors and pallets, and diodes. In some cases, we design parts specifically for these applications, while in others, our reputation for quality allows these demanding customers to reduce the cost of their high-performance systems by designing in standard dual-use or commercial off-the-shelf parts that we have developed for other applications. We believe manufacturing many of these products in our U.S. fab offers us a competitive advantage in the A&D market because of our proprietary process technologies and certain A&D customers’ requirements for a domestic supply chain.

Multi-market. The Multi-market category encompasses various applications including automotive, industrial, medical, mobile communications, test and measurement and scientific applications, where RF, microwave and millimeterwave semiconductor solutions are gaining prevalence. Semiconductor content in automobiles is projected to grow in order to offer connectivity, safety, performance and navigation features. In addition, evolving medical technology has increased the need for high-performance semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality.

In Multi-market, our products are used in automotive, industrial, medical, mobile communications, test and measurement and scientific applications. For automotive applications, we leverage our patented technology, proprietary software, advanced integration expertise and knowledge of system architecture to provide an integrated global positioning system (GPS) module with smaller form factor and lower cost. In the medical industry, our custom designed non-magnetic diode product line is a critical component for certain MRI applications. For automotive sensing and test and measurement applications, we believe our patented Heterolithic Microwave Integrated Circuit (HMIC) process is ideal for high-performance, integrated bias networks and switches. Our portfolio of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems, to test and measurement equipment, tablets and other wireless local area network devices.

To address our target markets, we offer a broad range of standard and custom ICs, modules and complete subsystems across 38 product lines. Our product portfolio currently consists of more than 2,700 products including the following key product platforms: power pallets and transistors, integrated circuits (IC)s, diodes, switches and switch limiters, passive and active components, multi-chip modules, and complete subsystems. Many of our product platforms are leveraged across multiple markets and applications. For example, we reuse our application expertise of our power transistor technology for A&D radar systems and scientific laboratory equipment. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems. The table below presents the major product families, major applications and major end customers in our primary target markets.

TARGET MARKET	MAJOR PRODUCT FAMILIES	MAJOR APPLICATIONS	MAJOR OEM CUSTOMERS
Networks	Active Splitters	Point-to-Point Wireless Backhaul	Alcatel-Lucent
	Amplifiers	2G/3G/4G Wireless Base Stations	Cisco
	Attenuators	Set Top Boxes	Ericsson
	Filters/Diplexers	CATV Infrastructure	Huawei
	Modulator Driver Amplifiers	GPON/Fiber-to-the-x	Samsung
	Switches	40/100G Fiber Optics
Transformers/Baluns
Transimpedance Amplifiers
Upconverters/Downconverters
Voltage Controlled Oscillators

Aerospace and Defense	Amplifiers	Air Traffic Control Radar	CIENJ
	Attenuators	Weather Radar	Harris Corporation
	Components	Public Safety Radios	Iridium
	Diodes	Tactical & Manpack Radios	Motorola Solutions
	Power Transistors & Modules	Satellite Communications	Selex
	Mixers	Military Communications
Phase Shifters
Switch Limiters
Voltage Control Oscillators

Multi-Market	Amplifiers	Global Positioning System	Agilent
	Attenuators	Industrial	Autoliv
	Couplers	Medical	Ford
	Diodes	Scientific	SAE Magnetics
	GPS Module	Test & Measurement	Samsung
Logic Drivers
Mixers
Power Detectors
Power Transistors
Switches
Transceivers

Many of our products have long lifecycles ranging from 5 to 10 years, and some of our products have been shipping for over 20 years. We believe these factors create a competitive advantage. Our goal is to leverage this advantage into strengthened customer relationships and sole source design wins, where a customer allows us to be its only supplier of a particular component used in its system.

Research and Development

Our research and development efforts are directed toward the rapid development of new and innovative products and solutions, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design technology and packaging technology defines the performance parameters of our products. We believe our core competency is the ability to model, design, integrate, package, and manufacture differentiated solutions. We leverage this core competency to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.

Circuit design and device modeling expertise. Our engineers are experts in the design of circuits capable of reliable, high-performance RF, microwave and millimeterwave signal conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power, and environmentally-rugged operating conditions. We also developed proprietary device and electro-magnetic modeling techniques that our engineers use to generate predictive models prior to fabrication. Our predictive modeling expertise allows us to achieve faster design cycle times resulting in shorter time to market for our products.

Packaging expertise. Our extensive packaging expertise enables us to model the interaction between the semiconductor and its package, and our engineers make appropriate adjustments in the design of both to take account of that interaction. We offer products in a variety of different package types for specific applications, including plastic over-molded, ceramic and laminate-based.

Semiconductor process technology. We leverage our domestic semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.

We continue to invest in proprietary processes to enable us to develop and manufacture high-value solutions. For example, we have developed innovative, patented technologies such as HMIC, which provides high integration, high power and low loss switching capabilities for our primary markets. This technology replaces mechanical switches for very high power applications such as wireless basestations.

Our engineers’ system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly thereby delivering our customers solutions with enhanced functionality.

Our new product introductions in fiscal year 2012 included:

•

highly-integrated, packaged 42 gigahertz (GHz) chipset for point-to-point wireless backhaul radio applications, including an integrated upconverter and receiver, driver and power amplifiers, a VCO and a multiplier;

•	optical modulator drivers and transimpedance amplifiers for 40/100 Gbps fiber optic networks;

•	amplifiers, filters, and transformers for CATV applications such as data over cable service interface specification (DOCSIS) 3.0 and multimedia over coax alliance (MoCA) 2.0;

•	low phase noise VCOs for the wireless backhaul market and military communications applications;

•	GaN power transistors and pallets for radar, avionic and military communication applications;

•	complementary metal oxide semiconductor (CMOS) drivers for logic control of multi-function Transmit/Receive Modules, and for high power, high voltage PIN diodes; and

•	a family of small, easy to use and broadband temperature compensated directional power detectors.

Research and development expenses were $35.8 million, $36.1 million and $25.8 million for fiscal years 2012, 2011 and 2010, respectively. As of November 13, 2012, we had 115 new products in development. Our typical design cycle times range from eight weeks to 18 months. We anticipate that we will continue to make significant research and development expenditures in order to drive future new product introductions and maintain our competitive position.

Sales and Marketing

We employ a global multi-channel sales strategy and support model intended to facilitate our customer’s evaluation and selection of our products. We sell through our direct sales force, our application engineering staff and our global network of independent sales representatives and distributors. We have strategically positioned our direct sales and applications engineering staff in 25 locations worldwide, augmented by independent sales representatives and distributors in 135 locations worldwide to offer responsive local support resources to our customers and to build long-term relationships. With our global design centers, our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to optimize their system performance. Our global distribution network allows us to reach new customers in new geographies more effectively than we can using our direct sales force alone.

Our products are principally sold in the U.S., Asia and Western Europe, which is also where our direct sales force, engineering staff, independent sales representatives and distributors are concentrated. Sales to our distributors accounted for 21.3%, 25.8% and 30.0% of our revenue in fiscal years 2012, 2011 and 2010, respectively. Our agreements with our distributors typically provide for an initial term of one or more years with the opportunity for subsequent renewals and also provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, typically between 30 and 90 days.

Our sales efforts are focused on customer needs in our three primary markets rather than on particular product lines, facilitating product cross-selling across end markets and within key accounts. Through our website, customers can order online, request samples, as well as access our product selection guide, detailed product brochures and data sheets, application notes, suggested design block diagrams and test fixture information, technical articles and information regarding quality and reliability.

Customers

Our diversified customer base of over 6,000 customers includes systems manufacturers, OEMs, contract manufacturers and distributors. For fiscal years 2012, 2011 and 2010, our only direct customer individually accounting for more than 10% of our revenue was Ford Motor Company (Ford) at 15.8%, 11.6% and 10.9%, respectively. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company (Richardson) individually accounted for 17.6%, 21.3% and 23.4%, respectively, of our revenue in fiscal years 2012, 2011 and 2010, respectively. Our top 25 direct customers accounted for 54.5%, 56.2% and 50.9% of our revenue in fiscal years 2012, 2011 and 2010, respectively. Sales to our distributors accounted for 21.3%, 25.8% and 30.0% of our revenue in fiscal years 2012, 2011 and 2010, respectively.

Competition

The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

•	the ability to timely design and deliver products and solutions that meet customers’ performance, reliability and price requirements;

•	the breadth and diversity of product offerings;

•	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	the ability of engineering talent to drive innovation and new product development;

•	the quality of customer service and technical support; and

•	financial and operational stability and reputation.

We believe that we compete favorably with respect to these factors. We compete primarily with other suppliers of high-performance analog semiconductor solutions for use in wireless and wireline RF, microwave and millimeterwave applications. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave markets, existing competitors merge or form alliances, and new technologies emerge. We believe in the future we will see increasing competition from companies utilizing alternative technologies, such as high-volume manufacturers using low-cost silicon process technology. Some of our competitors are also our customers, and in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including Sumitomo Electric Device Innovations, Inc. and RF Micro Devices, Inc. (RFMD).

We compete with Hittite Microwave Corporation across all three of our primary markets. In the Networks market, we also compete with Avago, Inc. (Avago), RFMD and TriQuint. In the A&D market, we also compete with Aeroflex, Inc. (Aeroflex), Microsemi Corporation (Microsemi) and TriQuint. In the Multi-market arena, we also compete with Aeroflex, Avago, Microsemi and Skyworks Solutions, Inc.

Geographic Information

For information regarding revenue and long-lived assets by geographic region, see our consolidated financial statements appearing elsewhere in this Annual Report. Risks attendant to our foreign operations are discussed in this Annual Report under Item 1A. “Risk Factors.”

Backlog and Inventory

Our sales are made primarily on a purchase order basis, rather than pursuant to long-term contracts where the customer commits to buy any minimum amount of product over an extended period. On occasion, we ship finished goods inventory to certain customer or third-party “hub” locations, but do not recognize revenue associated with such shipments until these customers consume the inventory from the hub. Due to these arrangements and industry practice, which allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels. We also frequently ship products from inventory shortly after receipt of an order, which we refer to as “turns business.”

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants.

As of September 28, 2012, we had 80 U.S. and 15 foreign patents and 13 U.S. and two foreign pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not currently know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2013 to 2031. We do not regard any of the patents scheduled to expire in the next 12 months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.

The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license, which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.

Manufacturing, Sources of Supply and Raw Materials

In any particular situation, we may choose to leverage our internal proprietary process technologies or other technologies from external fabs. We believe this ability to leverage our existing internal capabilities and external outsourcing helps us to provide optimized solutions for our customers.

All of our internal wafer fabrication, and a majority of our internal assembly and test operations, are conducted at our Lowell, Massachusetts headquarters. We believe having a U.S.-based four-inch wafer fab is a competitive advantage for us over fabless competitors, in that we have greater control over quality, a secure source of supply and a domestic source for U.S. A&D customers for whom this may be an important sourcing advantage. We also believe that our domestic fab allows us to better control quality and develop products faster with shorter fabrication lead times than we otherwise could at external foundries. We also perform internal assembly and test functions at our Long Beach, California and Hsinchu, Taiwan locations.

The remainder of our manufacturing is outsourced, and our operations staff has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities to support those functions internally provides us with the flexibility to respond to new market opportunities, simplifies our operations and reduces our capital requirements.

We utilize external foundries to supply us with semiconductor wafers manufactured in process technologies which we have chosen not to develop internally, and to provide us additional manufacturing capacity on some internally fabricated process technologies. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully-outsourced turnkey manufacturing of our products.

The principal materials used in the production of our IC products are semiconductor substrates and high purity source materials such as gallium, aluminum, arsenic and silicon. We purchase from hundreds of suppliers worldwide a wide variety of other semiconductors, packages, metals, printed circuit boards, electromechanical components and other materials for use in our operations. These supply relationships are generally conducted on a purchase order basis. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key raw materials and components, the lack of control over delivery schedules, capacity constraints, quality and costs.

While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We routinely utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through one foundry only, on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if the supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, changes or discontinues the process in which components or wafers are manufactured, or declines to continue supplying us for competitive or other reasons, as discussed in more detail in Item 1A. “Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply problems.

Quality Assurance

The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The International Organization for Standards (ISO) provides models for quality assurance in various operational disciplines, such as design, manufacturing and testing, which comprise one part of our overall quality management system. Our Lowell, Massachusetts; Long Beach, California; Cork, Ireland; Sydney, Australia and Hsinchu, Taiwan locations have each received ISO 9001:2008 certifications in their principal functional areas. In addition, our Lowell facility has received an ISO 14001:2004 environmental management systems certification.

Environmental Regulation

Our operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.While we are committed to compliance with applicable regulations, the risk of environmental liabilities can never be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur material future expenditures.

We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the European Union and other foreign jurisdictions that have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur material expenditures.

Export Regulations

We market and sell our products both inside and outside the U.S. Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Other of our products are controlled by similar laws in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations and end users with the objective of carefully managing export-related decisions and transactions and shipping logistics and ensuring compliance with these regimes.

Employees

As of September 28, 2012, we employed 669 persons worldwide and none of our domestic employees were represented by a collective bargaining agreement; however, a number of our employees working in our European operations were covered by collective bargaining agreements. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

General Development

We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.

M/A-COM Technology Solutions Inc., our primary operating subsidiary which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave and millimeterwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. M/ACOM Technology Solutions (Cork) Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. In September 2008, Cobham Defense Electronic Systems Corporation (Cobham) acquired certain assets from a third party, including the RF and microwave component and subsystem design and business operations that would ultimately become the operations of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited. The heritage of some of these business operations dates back over 60 years to the founding of Microwave Associates, Inc. and the M/A-COM brand dates back over 30 years.

On March 30, 2009, we acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand from Cobham (M/A-COM Acquisition) for $22.1 million in cash net of purchase price adjustments, the issuance of $35.0 million in short- and long-term debt payable to the seller and contingent consideration of up to $30.0 million based on our achievement of revenue targets in the 12-month periods ended September 30, 2010, 2011 and 2012. We paid Cobham contingent consideration of $8.8 million for the period ended September 30, 2010 in November 2010, $15.0 million for the period ended September 30, 2011 in November 2011, and we expect to pay $6 million for the final period ended September 30, 2012 in November 2012.

On May 28, 2010, we acquired Mimix Holdings, Inc. (Mimix), a supplier of high-performance GaAs semiconductors, for $1.2 million in cash and 17.5 million shares of our Series A-2 convertible preferred stock (Mimix Merger). We acquired Mimix for its complementary products and technologies in our core markets, which enabled us to strengthen customer relationships.

On April 25, 2011, we acquired Optomai, Inc. (Optomai), a fabless semiconductor company that develops high-performance ICs and modules for next generation fiber optic networks, for $1.8 million in cash and contingent consideration of up to $16.0 million based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ending March 30, 2012 and March 29, 2013. We did not make any payment related to the first earn-out period that expired on March 31, 2012, and we do not expect to make a payment related to the second earn-out period that expires on March 31, 2013. We acquired Optomai for technologies that have accelerated our entrance into the fiber optics market.

In the second and third quarters of fiscal year 2011, we sold the assets related to our non-core laser diode and ferrite business lines.

We intend to continue to pursue acquisitions of technologies, design teams, products and companies that complement our strengths and help us execute our strategies. Our acquisition strategy is designed to accelerate our revenue growth, expand our technology portfolio, grow our addressable market and create shareholder value. We believe our management team has a proven track record in identifying, acquiring and successfully integrating companies and technologies in the high-performance analog semiconductor industry.

ITEM 1A. RISK FACTORS.

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

Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price requirements. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements;

•	our ability to manufacture new products according to customer needs with acceptable manufacturing yields;

•	our ability to offer new products at competitive prices;

•	acceptance by customers of our new product designs;

•	identification of and entry into new markets for our products;

•	acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle; and

•	our ability to maintain and increase our level of product content in our customers’ systems.

A new product design effort may last 12 to 18 months or longer, and requires material investments in engineering hours and materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

Various factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.

If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Our various products have different gross margin and increased sales of lower-margin products, such as our products targeted at automotive and other consumer markets, in a given period relative to other products may cause us to report lower overall gross margin. In our fourth fiscal quarter of 2012 and at other times in the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower-margin products. Future market conditions may adversely affect our revenue and utilization rates and consequently our future gross margin, and this, in turn, could have an adverse impact on our business, financial condition and results of operations. In addition, increased raw material costs, changes in manufacturing yields, more complex engineering requirements and other factors may lead to lower margins for us in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may decline.

Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results and related expectations to fluctuate include:

•	general economic growth or decline in the U.S. or foreign markets;

•

the reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products, or slowing demand for our products or customers’ products;

•

the amount of new customer orders we both book and ship in any particular fiscal quarter, which accounts for a significant amount of our net revenue in any particular quarter, and which can often be weighted toward the latter part of each fiscal quarter, making the timing of recognition of the associated revenue difficult to forecast with fidelity and susceptible to slippage between quarters;

•

the relative linearity of our shipments within any particular fiscal quarter, in that a less linear shipment pattern within a given fiscal quarter tends to result in lower gross margin in that quarter, and a shipment pattern weighted toward the latter part of a fiscal quarter tends to reduce our cash flows from operations in that quarter, as collections of related receivables do not occur until later fiscal periods;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•

fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	fluctuations in demand relating to the A&D market due to changes in government programs, budgets or procurement;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

•	the amount, timing and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

•	period-to-period changes in the mix of products we sell, which can result in lower gross margin;

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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results and related expectations for future periods. In addition, if our operating results in any period do not meet our publicly stated guidance, if any, or the expectations of investors or securities analysts, our stock price may decline. Similarly, any publicly stated guidance we provide in the future may itself fail to meet the expectations of investors or securities analysts, and our stock price may decline as a result.

If our primary markets decline or fail to grow, our revenue and profitability may suffer.

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro—economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford, which accounted for 15.8% of our revenue for fiscal year 2012, are dependent upon the health of the automotive market, Ford’s ability to maintain or grow its market share, and Ford’s continuing to design our products into its auto platforms as they evolve.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal years 2012, 2011 and 2010, sales to our distributor Richardson , and to Ford each accounted for more than 10% of our revenue. Sales to our top 10 direct and distribution customers accounted for 55%, 61% and 58%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $35.8 million, $36.1 million and $25.8 million for our fiscal years 2012, 2011 and 2010, respectively. In each of the last three fiscal years, we increased our research and development expenditures as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. For example, development of certain process technologies requires significant expenditures that may not generate any return on investment, or may generate a return on investment that is inadequate.

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

We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In a number of markets we serve, and in our A&D market in particular, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which could cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed, technology, industry standards and customer platforms evolve, or new technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may in the future have on our revenue and gross margin, we attempt to actively manage the prices of our existing products and regularly introduce new process technologies and products in the market that exhibit higher performance, new features that are in demand, or lower manufacturing cost. Despite this strategy, we may experience price erosion in select product platforms or generally in future periods. Failure to maintain our current prices or to successfully execute on our new product development strategy will cause our revenue and gross margin to decline, which could decrease the value of your investment in our common stock.

We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Hittite Microwave Corporation across all three of our primary markets. Our other significant competitors include, among others, Aeroflex, Inc., Avago, Microsemi, RFMD, Skyworks Solutions, Inc. and TriQuint.

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

Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant costs, expenses, liabilities and charges to earnings. The accounting treatment for any acquisition may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for acquisitions. The incurrence of indebtedness could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In addition, as a result of the foregoing, we may not be able to successfully execute acquisitions in the future to the same extent as we have the in the past, if at all.

In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them, and we may lose all or part of our investment. In the event we undertake divestments, we may suffer from associated management distraction, damaged customer relationships, failure to realize the perceived strategic or financial merits of the divestment, or we may incur material indemnity liabilities to the purchaser.

We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.

We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and dies, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy for lowering our fixed operating costs. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs, and misappropriation of our intellectual property. For example, a defective batch of a chemical etchant received from a supplier caused scrap loss in our internal manufacturing facility in March 2011, which reduced manufacturing yields and gross profit by $0.7 million for fiscal year 2011. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. Where we do have long-term supply commitments, they may result in our being obligated to purchase more material than we need, materially and negatively impacting our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customer but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customer.

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

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to qualified engineers. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In addition, from time to time we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us and has in the past and could in the future damage our business relationship with these parties. None of our senior management team is contractually bound to remain with us for a specified period, and we generally do not maintain key person life insurance covering our senior management. The loss of any member of our senior management team could strengthen a competitor or harm our ability to implement our business strategy.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. Majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Santa Clara, California, Sydney, Australia, Belfast, Northern Ireland and Cork, Ireland locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies, internally or externally, in order to adapt to emerging customer requirements and competitive market conditions. We may be unable to internally develop such technologies successfully, and may be unable to gain access to them from merchant foundries or other sources on commercially reasonable terms, or at all. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share and our revenue and gross margin may decline, which could adversely affect our operating results.

Minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production, which could have a material adverse effect on our revenue and gross margin.

Our products involve complexities in both the design and the semiconductor process technology employed in their fabrication. In many cases, the products are also assembled in customized packages or feature high levels of integration. Our products must meet exacting customer specifications for quality, performance and reliability. Our manufacturing yield, or the percentage of units of a given product in a given period that is usable relative to all such units produced, is a combination of yields including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production. Our customers may also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

•	design errors;

•	defects in photomasks, which are used to print circuits on wafers;

•	minute impurities in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the manufacturing processes;

•	losses from broken wafers or other human error;

•	defects in packaging; and

•	issues and errors in testing.

Typically, for a given level of sales, when our yields improve, our gross margin improves. When our yields decrease, our unit costs are typically higher, our gross margin is lower and our profitability is adversely affected, any or all of which can harm our results of operations and lower our stock price.

We depend on third-party sales representatives and distributors for a material portion of our revenues.

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for 21.3% of our revenue in fiscal year 2012, and sales to our largest distributor, Richardson, represented 17.6% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.

We operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts. This facility is also our primary internal design, assembly and test facility. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

•	the level of demand for our products;

•	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials, including GaAs substrates and high purity source materials such as gallium, aluminum, arsenic, indium and silicon;

•	our manufacturing cycle times and yields;

•	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

•	the location of our facilities and those of our outsourced suppliers;

•	natural disasters impacting our facilities and those of our outsourced suppliers;

•	our ability to hire, train, manage and retain qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason.

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

We have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included reductions in our number of manufacturing facilities and significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives have been substantial in scope and disruptive to some of our historical operations. We may not realize the expected benefits of these new initiatives. As a result of these initiatives, we have incurred restructuring or other charges and we may in the future experience disruptions in our operations, loss of personnel and difficulties in delivering products in a timely fashion. In fiscal years 2012, 2011 and 2010, we incurred restructuring charges of $1.9 million, $1.5 million and $2.2 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce.

Our business could be harmed if systems manufacturers choose not to use components made of compound semiconductor materials we utilize.

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, indium phosphide (InP) or gallium nitride (GaN) to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

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

We cannot be certain that additional systems manufacturers will design our compound semiconductor products into their systems or that the companies that have utilized our products will continue to do so in the future. Improvements in the performance of available silicon process technologies and solutions could result in a loss of market share on our part. If our products fail to achieve or maintain market acceptance for any of the above reasons, our results of operations will suffer.

Earn-out arrangements from our acquisitions may negatively affect our future cash flows.

In connection with the M/A-COM Acquisition, we agreed to pay Cobham up to $30.0 million in the aggregate in the form of an earn-out based on our achievement of revenue targets in the 12-month periods ending September 30, 2010, 2011 and 2012, payable within 60 days of the end of the respective periods. The 2010 earn-out payment made to Cobham based on our performance was $8.8 million. The 2011 earn-out payment due to Cobham of $15.0 million was paid in November 2011. We expect to pay Cobham $6 million for the final period ended September 30, 2012 in November 2012.

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. We agreed to pay the stockholders and option holders of Optomai up to $16.0 million in the aggregate in the form of an earn-out based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ended March 30, 2012 and ending March 29, 2013. The maximum aggregate earn-out payable by us pursuant to this earn-out arrangement is $1.0 million in the first annual earn-out period, and $16.0 million (less any earn-out paid in the first annual earn-out period) in the second annual earn-out period. We concluded we were not obligated to make any payment related to the first Optomai earn-out period that expired on March 30, 2012.

Any payment of these earn-outs will reduce the cash we otherwise would have available for general corporate purposes. If an earn-out payment is required in connection with our sale to a future acquirer, it will reduce the proceeds otherwise available for distribution to stockholders in connection with the closing of such sale.

We may incur material costs and our business may be interrupted in connection with consolidation and outsourcing initiatives.

We have a number of ongoing strategic initiatives aimed at reducing our long-term operating cost model, including the outsourcing of various manufacturing functions to third party suppliers and consolidation of our operations within existing facilities. While the goal of these actions is to reduce recurring fixed cost, there are associated restructuring charges and execution risks associated with these initiatives. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease, or associated environmental liability, any of which may be material in amount. For example, we paid $2.5 million in exit costs in connection with our exit from a former leased site in Santa Clara, California in September 2010. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer.

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

Sales to customers located outside the U.S. accounted for 47.2%, 46.4% and 39.7% of our revenue for the fiscal years 2012, 2011 and 2010, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

We also face exposure to potential liability resulting from the fact that some of our customers integrate our products into consumer products such as automobiles or mobile communication devices, which are then sold to consumers in the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses in connection with the defense of such claims and possible damages. In addition, we may be required to participate in a recall if our products prove to be defective. Any product recall or product liability claim brought against us, particularly in high-volume consumer markets, could have a material negative impact on our reputation, business, financial condition or results of operations.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

We are a defendant in a litigation matter with GigOptix, Inc. described in Part I. Item 3, “Legal Proceedings” of this report. This and any other future litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we intend to contest the lawsuit vigorously, we cannot assure you that the results of the litigation will be favorable to us. The injunctive relief requested by GigOptix in this litigation, if awarded by the court, could adversely impact the revenue we derive from our fiber optic product line. An adverse resolution of the lawsuit or others in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise harm our business.

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

We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes, cease operations, or remediate polluted land, air or groundwater, any of which could have a negative effect on our sales, income and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties or those nearby are contaminated, even if we did not cause the contamination. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, or sites we become associated with due to acquisitions. We cannot predict:

•	changes in environmental or health and safety laws or regulations;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

•	our ability to enforce and collect under any indemnity agreements and insurance policies relating to environmental liabilities; or

•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us, or agreed settlement payment, could materially harm our business, financial condition and results of operations.

Environmental regulations such as the WEEE and RoHS directives limit our flexibility and may require us to incur material expense.

Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment (WEEE) and the European Directive 2002/95/Ec on restriction of hazardous substances (RoHS). New environmental standards such as these could require us to redesign our products in order to comply with the standards, require the development of compliance administration systems or otherwise limit our flexibility in running our business or require us to incur substantial compliance costs. For example, RoHS requires that certain substances be removed from most electronic components. The WEEE directive makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have already invested significant resources into complying with these regimes, and further investments may be required. Alternative designs implemented in response to regulation may be more costly to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

Customer demands and new regulations related to “conflict” minerals may force us to incur additional expenses and liabilities.

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These new requirements could adversely affect our ability to source related minerals and metals and increase our related cost. We will face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Also, since our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, we may face reputational challenges if we are unable to sufficiently verify the origins of the subject minerals and metals. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rule. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

Our revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders, and may have other adverse effects on our results of operations.

As of September 28, 2012, we have a revolving credit facility with JPMorgan Chase Bank, N.A. and a syndicate of other lenders with a potential future borrowing availability of up to $125.0 million, subject to compliance with financial and other covenants. In November 2012, the revolving credit facility was increased to $150.0 million. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

As a holding company, we derive substantially all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our operating needs. Legal and contractual restrictions in any existing and future outstanding indebtedness we or our subsidiaries incur may limit our ability to obtain cash from our subsidiaries. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Variability in self-insurance liability estimates could impact our results of operations.

We self-insure for employee health insurance and workers’ compensation insurance coverage up to a predetermined level, beyond which we maintain stop-loss insurance from a third-party insurer. Our aggregate exposure varies from year to year based upon the number of participants in our insurance plans. We estimate our self-insurance liabilities using an analysis provided by our claims administrator and our historical claims experience. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we self-insure increases, it could cause a material and adverse change to our reserves for self-insurance liabilities, as well as to our earnings.

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

Our largest stockholders control a significant amount of our outstanding common stock. As of September 28, 2012, John and Susan Ocampo beneficially owned 55.4% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.8% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

Having become a public company in 2012, we will incur significant legal, accounting and other expenses in future years that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, as well as related rules and regulations implemented by the SEC and NASDAQ. In addition, our management team will have to adapt to the requirements of being a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

In addition, having become a public company in 2012, we are implementing additional financial and management controls, reporting systems and procedures in order to ensure the accuracy and completeness of our financial reports even before we are subject to the management report requirements under Section 404 of the Sarbanes-Oxley Act. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, which could lead to inaccurate financial reports, which in turn could adversely affect our stock price.

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

We are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market, and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

We currently are a “controlled company” and may utilize any or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

For additional information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Our principal executive offices are located in a leased facility in Lowell, Massachusetts. We also maintain leased facilities for our design centers located in Massachusetts, California, Ireland, the United Kingdom and Australia as well as for our administrative, assembly and test operations located in Taiwan, and our local sales offices in China, India and South Korea. We do not own any real property. We believe that our leased facilities are adequate for our present operations. The following is a list of our main facilities and their primary functions.

Site	Major Activity	Square Footage	Lease Expiration
Lowell, Massachusetts	Administration, Wafer Fabrication, Assembly and Test, Research and Development, Sales and Marketing	157,000	December 2022

Long Beach, California	Administration, Assembly and Test, Research and Development, Sales and Marketing	25,317	January 2018

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we are not involved in any material pending legal proceedings.

In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against us, our subsidiary Optomai, and five employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following our April 2011 acquisition of Optomai, us.

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its Complaint for the second time to delete its causes of action for negligent and intentional interference with economic advantage and unfair competition, leaving the following causes of action to be adjudicated: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served and responded to written discovery requests, produced documents, and conducted witness depositions.

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties have agreed to participate in a non-binding mediation of their dispute, currently scheduled for December 20, 2012. We intend to continue to defend the lawsuit vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MTSI” since March 15, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market. The number of stockholders of record of our common stock as of November 15, 2012 was approximately 36.

The high and low sales prices of our common stock since our IPO in March 2012 follows:

Fiscal Year 2012	High	Low
Second quarter (From March 15, 2012)	$22.43	$19.00
Third quarter	22.25	13.07
Fourth quarter	18.99	10.16

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Public Offering of Common Stock

On March 20, 2012, we closed our IPO, in which we issued and sold 5,556,000 shares of common stock at a public offering price of $19.00 per share. The aggregate offering price for shares sold by us in the offering was approximately $105.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175934), which was declared effective by the SEC on March 14, 2012. Barclays Capital Inc., J.P. Morgan Securities LLC, Jefferies & Company, Inc., Needham & Company, LLC, Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated acted as the underwriters. We raised approximately $93.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.4 million and other offering expenses of approximately $4.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, and the $60.0 million preference payment made upon closing of our IPO to the former holders of our Class B convertible preferred stock, which included affiliates of one of our directors. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 15, 2012 pursuant to Rule 424(b). We invested the funds received in money market funds.

Stock Price Performance Graph

The following graph shows a comparison from March 15, 2012 (the date our common stock commenced trading on the NASDAQ) through September 28, 2012 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100 in our common stock at the closing price of $20.55 on March 15, 2012 and in the NASDAQ Composite Index and the PHLX Semiconductor Index on the closest month end date of February 29, 2012, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	March 15, 2012	March 2012	April 2012	May 2012	June 2012	July 2012	August 2012	September 2012
M/A-COM Technology Solutions Holdings, Inc.	$100.00	$100.92	$96.50	$80.58	$90.02	$86.08	$56.06	$61.80
NASDAQ Composite Index	$100.00	$103.70	$102.68	$96.25	$100.76	$101.19	$104.73	$106.04
PHLX Semiconductor Index	$100.00	$104.48	$103.49	$92.32	$94.85	$95.98	$99.34	$100.80

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2012 — July 27, 2012	319	(1)	$16.88	—	—
July 28, 2012 — August 24, 2012	6,855	(1)	16.37	—	—
August 25, 2012 — September 28, 2012	1,997	(1)	11.64	—	—

Total	9,171		$15.36	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, as well as Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

We were incorporated in March 2009 and completed the M/A-COM Acquisition on March 30, 2009. We acquired Mimix on May 28, 2010. Because we and Mimix had the same majority owner since our incorporation, we present in this Annual Report combined financial statements in a manner similar to a pooling-of-interests. Because our majority owner acquired control of Mimix before acquiring control of us, we treat Mimix as our accounting acquirer for financial statement presentation purposes. Accordingly, our financial statements are presented as if the Mimix Merger occurred on the date of our incorporation in March 2009, the date in which we came under common control with Mimix, and the financial statements for periods prior to March 30, 2009 reflect only the operations of Mimix. We believe the financial results prior to March 30, 2009 are not comparable to our financial results for subsequent periods because they reflect only the operations of Mimix.

We derived (i) the statements of operations data for the fiscal years 2012, 2011 and 2010, and (ii) the balance sheet data as of September 28, 2012 and September 30, 2011, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the statements of operations data for the fiscal years 2009 and 2008 and balance sheet data as of October 1, 2010, October 2, 2009 and September 30, 2008 from our audited consolidated financial statements, which do not appear elsewhere in this Annual Report. Beginning with our fiscal year 2009, we adopted a 52-or 53-week fiscal year ending on the Friday closest to September 30.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$302,203	$310,295	$260,297	$102,718	$25,423
Cost of revenue	167,301	178,435	166,554	77,171	17,228

Gross profit	134,902	131,860	93,743	25,547	8,195

Operating expenses:
Research and development	35,817	36,121	25,795	13,553	6,728
Selling, general and administrative	44,754	48,103	45,860	25,601	6,047
Accretion of contingent consideration	(3,922)	210	2,000	2,800	—
Restructuring charges	1,862	1,499	2,234	5,100	—

Total operating expenses	78,511	85,933	75,889	47,054	12,775

Income (loss) from operations	56,391	45,927	17,854	(21,507)	(4,580)

Other (expense) income:
Gain on bargain purchase	—	—	—	27,073	—
Accretion of common stock warrant liability (1)	3,175	(5,080)	—	—	—
Accretion of Class B conversion liability (2)	(44,119)	(39,737)	—	—	—
Interest expense	(695)	(1,561)	(2,323)	(1,699)	(1,009)
Other income — related party	185	—	—	—	—

Other (expense) income, net	(41,454)	(46,378)	(2,323)	25,374	(1,009)

Income (loss) before income taxes	14,937	(451)	15,531	3,867	(5,589)
Income tax (provision) benefit	(15,953)	(1,319)	(8,996)	124	—

Income (loss) from continuing operations	(1,016)	(1,770)	6,535	3,991	(5,589)

Income from discontinued operations	—	754	494	198	—

Net income (loss)	(1,016)	(1,016)	7,029	4,189	(5,589)
Less: net income attributable to noncontrolling interest in a subsidiary	—	—	195	23	—

Net income (loss) attributable to controlling interest	(1,016)	(1,016)	6,834	4,166	(5,589)
Accretion to redemption value of redeemable preferred stock and participating stock dividends (3)	(2,616)	(80,452)	(6,298)	(3,559)	(1,780)

Net income (loss) attributable to common stockholders	$(3,632)	$(81,468)	$536	$607	$(7,369)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(54.63)	$0.01	$0.04	$(38.68)
Income from discontinued operations	—	0.50	0.04	0.01	—

Net income (loss)—basic	$(0.15)	$(54.13)	$0.05	$0.05	$(38.68)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(54.63)	$—	$0.04	$(38.68)
Income from discontinued operations	—	0.50	0.04	0.01	—

Net income (loss)—diluted	$(0.15)	$(54.13)	$0.04	$0.05	$(38.68)

Shares used to compute net income (loss) per common share:
Basic	24,758	1,505	11,880	13,202	191

Diluted	24,758	1,505	12,586	13,342	191

	As of
	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009	September 30, 2008
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$84,528	$45,668	$23,946	$15,358	$3,718
Working capital	157,307	89,426	56,955	46,313	6,184
Total assets	268,073	211,268	164,836	153,315	15,025
Note payable	—	—	30,000	30,191	—
Class B conversion liability	—	81,378	—	—	—
Convertible and redeemable preferred stock	—	182,018	—	—	—
Stockholders’ equity (deficit)	199,458	(144,837)	44,655	37,215	7,122

Dividends of $0.63 per share, $0.81 per share and $2.44 per share were paid to the record holders as of January 4, 2011 of our Series A-1 convertible preferred stock, Series A-2 convertible preferred stock and common stock, respectively, aggregating $80 million.

(1)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(2)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. This liability was settled in connection with the IPO in March 2012.

(3)	In fiscal year 2011, includes $76.2 million of dividends declared and paid in January 2011 to holders of our Series A-1 and A-2 convertible preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in three large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, CATV set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); and Multi-market, which includes automotive, industrial, medical, mobile communications and scientific applications. We have one reportable operating segment, semiconductors and modules.

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

While sales in any or all of our target markets may slow or decline from period to period, over the long term we generally expect to benefit from strength in these markets. We expect growth in the Networks market to be driven by continued upgrades and expansion of communications equipment to support increasing mobile communications, Internet and video data services. We expect growth in the A&D market to come from increasing electronic content in defense, homeland security and public safety systems, although growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. In Multi-market, we expect steady growth over the long-term market for our multi-purpose catalog products, and expect additional growth potential in select areas such as the automotive market, where semiconductor content per automobile is projected to grow.

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

While our gross margin may fail to grow or may decline from period to period, over the long-term we generally expect continued improvement in our gross margin as we complete our restructuring and other cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

Research and development. Research and development (R&D) expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development and project materials. We expense all research and development costs as incurred. We have made a significant investment in R&D since March 2009 and expect to maintain or increase the dollar amount of R&D investment in future periods, although amounts may increase or decrease in any individual period.

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

Restructuring charges. Following the M/A-COM Acquisition in March 2009, we began implementing our strategy to align our operations with the economic environment and our long-term fab-lite strategy, beginning with an initial staff reduction in April 2009. We also implemented restructuring actions in fiscal year 2012 that were designed to further lower our operating costs. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. The accounting policies described below are those which our management believes involve the most significant application of judgment, or involve complex estimation.

Revenue recognition. We recognize revenue when: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. We defer the recognition of revenue, and the related costs, from sales to distributors under agreements providing for rights of return and price protection until such time as our products are sold by the distributors to their customers. We do not provide customers other than distributors the right to return product, with the exception of warranty related matters, which are discussed below. Accordingly, we do not generally maintain a reserve for sales returns.

Inventory. Inventory is stated at the lower of cost or market. We use a combination of standard cost and moving weighted-average cost methodologies to determine the cost basis for inventories, approximating a first-in, first-out basis. The standard cost of finished goods and work-in-process inventory is composed of material, labor and manufacturing overhead, which approximates actual cost. In addition to stating inventory at the lower of cost or market, we also evaluate inventory each quarter for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions and expected demand. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, and can result in excess or obsolete inventory. Once we write down inventory to its estimated net realizable value, we establish a new cost basis for that inventory and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize higher than normal gross margin on these transactions. Neither inventory write-downs nor sales of previously written down inventory had a material impact on our operating results for any period presented in this Annual Report.

Share-based compensation. We provide share-based compensation awards to our directors, officers and employees as incentives in the form of options to purchase our common stock (stock options), restricted shares of our common stock (restricted stock) and units representing the right to receive common stock (restricted stock units), typically subject to a time-based or performance-based vesting restriction. We measure compensation cost for such awards based upon fair value on the date of grant, and recognize this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock and units is determined based on the excess of the estimated fair value of our common stock on the date of grant over the price paid or payable for the shares, which is generally zero. The fair value of stock options is determined using the Black-Scholes option-pricing model. We recognize the compensation expense associated with share-based awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The determination of fair value of share-based awards utilizing the Black-Scholes model is affected by the fair value of our common stock as of the time of grant and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires significant judgment and the use of assumptions which may differ materially from actual results. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Fair value measurements. We measure financial assets and liabilities at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we group financial assets and liabilities in a three-tier fair value hierarchy. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value.

The fair values of the contingent consideration liabilities are estimated based upon a risk-adjusted present value of the probability-weighted expected payments by us. Specifically, we consider base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments are discounted to present value using risk-adjusted discount rates.

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. Following the completion of the IPO the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, expected lives of the awards, expected volatility during those lives and risk free rates of interest. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

The fair values of the Class B conversion liabilities were estimated based upon a consideration of the estimated fair value of the underlying common stock into which the Class B convertible preferred stock is convertible, and the expected preferential payments pursuant to the terms of the securities. We estimated the fair value of the common stock by using the same probability-weighted scenarios in estimating the fair value of the warrants. For each potential scenario, the value to the Class B convertible stock was estimated relative to the existing preferences. The amount in excess of the liquidation preferences, if any, was then probability-weighted and discounted to the present using a risk adjusted discount rate. The Class B conversion liabilities were settled upon the closing of the Company’s IPO in March 2012.

These estimates include significant judgments about potential future liquidity events and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in our earnings and such changes could be material.

Income taxes. We periodically assess the likelihood that our deferred tax assets will be recovered from our future income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. In making this assessment, we consider available positive and negative evidence. Conclusions reached are subject to significant judgments that are dependent upon changes in facts and circumstance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Fiscal Years
	2012	2011	2010
Revenue	$302,203	$310,295	$260,297
Cost of revenue (1)	167,301	178,435	166,554

Gross profit	134,902	131,860	93,743

Operating expenses:
Research and development (1)	35,817	36,121	25,795
Selling, general and administrative (1)(4)	44,754	48,103	45,860
Accretion of contingent consideration	(3,922)	210	2,000
Restructuring charges	1,862	1,499	2,234

Total operating expenses	78,511	85,933	75,889

Income from operations	56,391	45,927	17,854

Other (expense) income:
Accretion of common stock warrant liability (2)	3,175	(5,080)	—
Accretion of Class B conversion liability (3)	(44,119)	(39,737)	—
Interest expense (1)	(695)	(1,561)	(2,323)
Other income — related party	185	—	—

Other (expense) income, net	(41,454)	(46,378)	(2,323)
Income (loss) before income taxes	14,937	(451)	15,531
Income tax provision	(15,953)	(1,319)	(8,996)

Income (loss) from continuing operations	(1,016)	(1,770)	6,535
Income from discontinued operations	—	754	494

Net income (loss)	$(1,016)	$(1,016)	$7,029

(1)	Amortization expense related to intangible assets arising from acquisitions and non-cash compensation expense included in our consolidated statements of operations is set forth below (in thousands):

	Fiscal Years
	2012	2011	2010
Amortization expense:
Cost of revenue	$1,988	$1,588	$1,594
Selling, general and administrative	1,317	1,069	1,095
Non-cash compensation expense: (a)
Cost of revenue	715	335	194
Research and development	979	258	208
Selling, general and administrative	2,068	964	1,143
Amortization of deferred financing costs — interest expense	271	765	—

(a)	Includes (i) share-based compensation expense and (ii) incentive compensation amounts payable by the previous owner of the M/A-COM Tech Business to certain of our employees in connection with the sale of such business to us and recorded in our financial statements in a manner similar to share-based compensation.

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.

(4)	Includes Optomai litigation costs of $0.5 million incurred in the fourth quarter of fiscal year 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Fiscal Years
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.4	57.5	64.0

Gross profit	44.6	42.5	36.0

Operating expenses:
Research and development	11.9	11.6	9.9
Selling, general and administrative	14.8	15.5	17.6
Accretion of contingent consideration	(1.3)	0.1	0.8
Restructuring charges	0.6	0.5	0.9

Total operating expenses	26.0	27.7	29.2

Income from operations	18.7	14.8	6.9

Other (expense) income:
Accretion of common stock warrant liability	1.1	(1.6)	—
Accretion of Class B conversion liability	(14.6)	(12.8)	—
Interest expense	(0.2)	(0.5)	(0.9)
Other income-related party	0.1	—	—

Other (expense) income, net	(13.7)	(14.9)	(0.9)

Income (loss) before income taxes	4.9	(0.1)	6.0
Income tax provision	(5.3)	(0.4)	(3.5)

Income (loss) from continuing operations	(0.3)	(0.6)	2.5
Income from discontinued operations	—	0.2	0.2

Net income (loss)	(0.3)%	(0.3)%	2.7%

Comparison of Fiscal Year Ended September 28, 2012 to Fiscal Year Ended September 30, 2011

Revenue. Our revenue decreased $8.1 million, or 2.6%, to $302.2 million for fiscal year 2012 from $310.3 million for fiscal year 2011. The decrease in revenue was primarily due to softer demand in our Networks market, which we believe reflects a slowdown in capital spending by telecommunications operators, driven by a weak macroeconomic environment. This decline was partly offset by growth in sales of Multi-market products targeted to automotive applications and to a lesser degree growth in sales of A&D products targeted to satellite datalink applications.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2012	2011	% Change
Networks	$83,379	$93,974	(11.3)%
A&D	95,009	94,227	0.8%
Multi-Market	123,815	122,094	1.4%

Total	$302,203	$310,295

Networks	27.6%	30.3%
A&D	31.4	30.4
Multi-Market	41.0	39.3

Total	100.0%	100.0%

In fiscal year 2012, our Networks market revenue decreased by $10.6 million compared to fiscal year 2011. The decrease was attributable primarily to a slowdown in capital spending by telecommunications operators for mobile communications backhaul and cellular infrastructure equipment, partially offset by growth in sales of our CATV, broadband, and optical products.

In fiscal year 2012, our A&D market revenue increased by $0.8 million compared to fiscal year 2011. We attribute this growth to increased demand for satellite datalink products, partially offset by weaker demand for radar applications and weaker overall market demand for tactical and public safety radios in fiscal year 2012.

In fiscal year 2012, our Multi-market revenues increased by $1.7 million compared to fiscal year 2011. We attribute this growth primarily to the continued strength of the automobile industry, partially offset by weaker demand for our general purpose products through our distribution channels.

Gross margin. Gross margin was 44.6% for fiscal year 2012 compared with 42.5% for fiscal year 2011. The increase in gross margin was primarily due to lower manufacturing expenses of $13.0 million in fiscal year 2012, partially offset by the impact of lower volume and increased third-party manufacturing costs, pricing and product mix, all as compared to fiscal year 2011. The lower manufacturing expenses in fiscal year 2012 were primarily driven by outsourcing activities, which led to lower manufacturing payroll and spending. Amortization and non-cash compensation expenses included in cost of revenue were $2.0 million and $0.7 million, respectively, in fiscal year 2012 as compared to $1.6 million and $0.3 million, respectively, in fiscal year 2011.

Research and development. R&D expense decreased $0.3 million, or 0.8%, to $35.8 million, or 11.9% of our revenue, in fiscal year 2012 compared with $36.1 million, or 11.6% of our revenue, in fiscal year 2011. The decrease was primarily driven by increases in foreign research funding grants and credits, partially offset by increases in non-cash compensation to existing staff and new product development activities that required increases in staff, facility costs, design tools and engineering prototype materials. Non-cash compensation expense included in R&D expense was $1.0 million in fiscal year 2012 as compared to $0.3 million in fiscal year 2011.

Selling, general and administrative. SG&A expense decreased $3.3 million, or 7.0%, to $44.8 million, or 14.8% of our revenue, for fiscal year 2012 compared with $48.1 million, or 15.5% of our revenue, for fiscal year 2011. The decrease in fiscal year 2012 was primarily related to reductions in professional fees supporting the preparation and audits of historical financial statements, as well as reduced travel and promotional expenses. In addition, the decrease in fiscal 2012 was attributable to reduced payroll expenses resulting from restructuring actions taken during the previous fiscal years and in fiscal year 2012. These decreases were partially offset by increased non-cash compensation to existing staff, increased facility costs as we expanded our physical presence worldwide to facilitate our sales and marketing strategies, increased litigation costs and increased professional fees and related costs incurred as a new public company in fiscal 2012. Amortization and non-cash compensation expenses included in SG&A expense were $1.3 million and $2.1 million, respectively, in fiscal year 2012 as compared to $1.1 million and $1.0 million, respectively, in fiscal year 2011.

Accretion of contingent consideration. Accretion of contingent consideration resulted in a gain of $3.9 million for fiscal year 2012 compared with expense of $0.2 million for fiscal year 2011. Accretion of contingent consideration is a result of changes in the fair value of the contingent consideration we expect to pay related to acquisitions. The gain in fiscal year 2012 resulted primarily from changes in our expectations about the potential payments we may make in connection with our April 2011 acquisition of Optomai.

Restructuring charges. Restructuring charges were $1.9 million for fiscal year 2012 compared with $1.5 million for fiscal year 2011. The restructuring charges in fiscal year 2012 related to a reduction of staffing and represents severance and related benefits that we expect to provide through the second quarter of fiscal year 2013. The restructuring charges in fiscal year 2011 also related to a reduction of staffing and represented severance and related benefits that were paid in fiscal years 2011 and 2012.

Income from operations. Income from operations increased $10.5 million, or 22.8%, to $56.4 million, or 18.7% of our revenue, for fiscal year 2012 compared with $45.9 million, or 14.8%, of our revenue for fiscal year 2011. The increase in income from operations was primarily attributable to a gain from the accretion of contingent consideration and improved gross margins and other cost reduction activities that reduced operating expenses in fiscal year 2012 compared to fiscal year 2011, partially offset by increases in non-cash compensation and amortization in fiscal year 2012.

Accretion of common stock warrant liability. Common stock warrant gain of $3.2 million for fiscal year 2012 compares to an expense of $5.1 million for fiscal year 2011. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Accretion of Class B conversion liability. Class B conversion liability expense was $44.1 million for fiscal year 2012 compared to $39.7 million for fiscal year 2011. The changes relate to the changes in the estimated fair value of certain features of our Class B convertible preferred stock (Class B) issued in December 2010, which we carried as a liability at fair value from the issuance date through March 20, 2012, the date we completed the IPO. Upon completion of the IPO, all of our preferred stock, including our Class B, was converted to common stock. In connection with the IPO in March 2012, we paid $60.0 million to the former holders of our Class B as a preference payment. The conversion of the Class B and the payment of the preference amount settled the Class B conversion liability in full.

Interest expense. Interest expense decreased $0.9 million to $0.7 million for fiscal year 2012, compared with $1.6 million for fiscal year 2011. The decrease was a result of repayment of our previously outstanding debt in December 2010. Interest expense includes amortization of deferred financing costs of $0.3 million and $0.8 million for fiscal year 2012 and fiscal year 2011, respectively.

Other income—related party. In fiscal year 2012, we billed GaAs Labs $0.2 million for services provided pursuant to our administrative and business development services agreement with GaAs Labs and have recorded the amount as other income.

Provision for income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for fiscal years 2012 and 2011 was driven primarily by an aggregate of $40.9 million and $44.8 million, respectively, of expense related to changes in fair values of our Class B conversion and common stock warrant liabilities, which are not taxable, and, for fiscal year 2012, a $1.6 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. Fiscal year 2011 was also impacted by a benefit of $16.7 million resulting from a reduction in the valuation allowance against deferred income tax assets.

Comparison of Fiscal Year Ended September 30, 2011 to the Fiscal Year Ended October 1, 2010

Revenue. Our revenue increased $50.0 million or 19.2% to $310.3 million in fiscal year 2011, from $260.3 million in fiscal year 2010. Our sales growth in fiscal year 2011 was primarily due to increased shipment volumes of our products in each of our primary markets and general economic improvement. The primary driver of our overall revenue growth in fiscal year 2011 was a $23.9 million increase in Networks market revenues, which we believe was attributable to telecommunications operators upgrading CATV networks and devices and cellular networks to support increasing mobile communications, Internet, and video data services. A&D market revenues also contributed to the overall growth in fiscal year 2011, increasing by $8.3 million. We attribute this growth to some large radar and datalink customer programs ramping in production during fiscal year 2011, partially offset by weaker overall market demand for tactical and public safety radios. Multi-market revenues were the second largest driver of our overall revenue growth in fiscal year 2011, increasing by $17.8 million. We attribute this growth primarily to the increasing proliferation of smart phones in the period and improving conditions in the automobile industry, particularly in North America.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary market expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2011	2010	% Change
Networks	$93,974	$70,098	34.1%
A&D	94,227	85,931	9.7%
Multi-market	122,094	104,268	17.1%

Total	$310,295	$260,297

Networks	30.3%	26.9%
A&D	30.4	33.0
Multi-market	39.3	40.1

Total	100.0%	100.0%

Gross margin. Gross margin was 42.5% in fiscal year 2011, compared with 36.0% in fiscal year 2010. The increase in gross margin was primarily attributable to improved manufacturing utilization and productivity, which accounted for $5.7 million, or 1.8% of revenue, in fiscal year 2011. In addition, the improvement in gross margin included a reduction of manufacturing payroll and benefits in fiscal year 2011 of $5.5 million, or 1.8% of revenue, reduced facility costs of $2.2 million, or 0.7% of revenue, driven by consolidations, and to a lesser degree by increased unit shipments of higher margin products. The increase in gross margin in fiscal year 2011 was partially offset by additional costs of $0.6 million, or 0.2% of revenue, to qualify outsourced suppliers and exit manufacturing facilities, as well as increased shipping costs of $0.9 million, or 0.3% of revenue.

Amortization and non-cash compensation expenses included in cost of revenue represented 0.5% and 0.1%, respectively, of revenue in fiscal year 2011 compared to 0.6% and 0.1%, respectively, in fiscal year 2010.

Research and development. R&D expense increased $10.3 million, or 40.0%, to $36.1 million, and represented 11.6% of our revenue, in fiscal year 2011, compared with $25.8 million in fiscal year 2010. The increase was primarily driven by increased new product development activities and related increases in staff, facility costs, computer design tools and engineering materials. Non-cash compensation expense in R&D expense was $0.3 million in fiscal year 2011 compared to $0.2 million in fiscal year 2010.

Selling, general and administrative. SG&A expense increased $2.2 million, or 4.9%, to $48.1 million or 15.5% of our revenue in fiscal year 2011 compared with $45.9 million or 17.6% of our revenue in fiscal year 2010. The increase was primarily related to an increase in sales and marketing staff to support our revenue growth, professional fees in connection with preparation and audits of historical financial statements, travel expenses incurred in support of our efforts to expand sales at top domestic and foreign customer accounts, and costs to upgrade the software tools used by our worldwide sales and marketing organization. These increases were partially offset by reductions in fees paid under outsourced service arrangements as we built out our internal capabilities to provide for those functions. Amortization and non-cash compensation expenses in SG&A expense were $1.1 million and $1.0 million, respectively, in fiscal year 2011 compared to $1.1 million and $1.1 million, respectively, in fiscal year 2010.

Accretion of contingent consideration. Accretion of contingent consideration expense decreased $1.8 million to $0.2 million in fiscal year 2011 compared with $2.0 million in fiscal year 2010. Our accretion of contingent consideration in fiscal year 2011 was lower as a result of changes in the estimated fair value of the obligation arising in the M/A-COM Acquisition, partially offset by the addition of contingent consideration related to the acquisition of Optomai in April 2011. The estimates of fair value were primarily impacted by changes in interest rates underlying our estimates due to improvement in the credit environment, and a shortening of the discount period as we near the expected payment dates.

Restructuring charges. Restructuring charges decreased $0.7 million to $1.5 million in fiscal year 2011 compared with $2.2 million in fiscal year 2010. The decrease in our restructuring charges was primarily attributable to having completed our restructuring activities launched in fiscal year 2009.

Accretion of common stock warrant liability. Common stock warrant liability expense of $5.1 million relates to the change in the estimated fair value of common stock warrants we issued in fiscal year 2011, which we carried as liabilities at fair value.

Accretion of Class B conversion liability. Class B convertible preferred stock conversion liability expense of $39.7 million relates to the change in the estimated fair value of certain features of our Class B convertible preferred stock issued in fiscal year 2011, which we carry as a liability at fair value.

Interest expense. Interest expense decreased $0.8 million or 32.8% to $1.6 million or 0.5% of our revenue in fiscal year 2011, compared with $2.3 million or 0.9% of our revenue in fiscal year 2010, as a result of repayment of our debt in fiscal year 2011. Interest expense includes the amortization of deferred financing costs classified as interest expense in the amount of $0.8 million in fiscal year 2011.

Provision for income taxes. Provision for income taxes decreased $7.7 million to $1.3 million in fiscal year 2011, compared with $9.0 million in fiscal year 2010, representing an effective tax rate of (292.5%) and 57.9% in fiscal year 2011 and 2010, respectively. As of October 1, 2010, we evaluated available positive and negative evidence and determined that it was not more likely than not that our deferred tax assets would be realized, and we recorded a full valuation allowance. In arriving at this conclusion, we determined that the cumulative losses incurred by Mimix and us for the years prior to fiscal year 2010 outweighed our short earnings history. The increase in our valuation allowance during fiscal year 2010 was the principal factor resulting in our 57.9% effective tax rate for the fiscal year 2010.

In fiscal year 2011, we continued to evaluate available positive and negative evidence and concluded it was appropriate to recognize our deferred tax assets in full. The primary factor we considered was our continued generation of book income before nondeductible expenses related to fair value measurements during the fiscal year. We concluded that two consecutive years of income and forecasted income in future years constituted sufficient positive evidence to support a more likely than not assessment of recoverability of the assets. Accordingly, we reduced the valuation allowance by $16.7 million during fiscal year 2011.

In addition to the reduction of the valuation allowance, our effective tax rate for fiscal year 2011 was significantly impacted by the charges related to changes in fair value of our Class B conversion liability and common stock warrant liability, which totaled $44.8 million and were not tax deductible. The difference between the statutory tax rate, which would have resulted in a 35% income tax benefit, and our effective tax rate for fiscal year 2011, which resulted in a 292.5% income tax provision, was driven by the non-deductible charge for the Class B conversion and common stock warrant liabilities, partially offset by the reduction of the valuation allowance as well as other permanent differences between financial reporting and income tax filings.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2012, we held $84.5 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $35.4 million in fiscal 2012, of which the principal components were a net loss of $1.0 million, plus non-cash expense of $55.3 million, partially offset by unfavorable changes in operating assets and liabilities of $18.9 million. The net change in operating assets and liabilities included increases in accounts receivable, inventory and prepaid expenses and other assets of $8.0 million, $5.0 million and $0.2 million, respectively, an unfavorable change in income taxes of $7.0 million and a decrease in deferred revenue of $5.1 million, all of which had the effect of reducing cash from operating activities. These uses of cash were partially offset by an increase in accounts payable and accrued expenses and other of $6.4 million.

Cash used in investing activities was $15.7 million in fiscal 2012, all of which consisted of purchases of property and capital equipment, including renovation of leased facilities as well as production and manufacturing equipment and tooling as well as engineering equipment and software tools.

Cash from financing activities was $19.2 million in fiscal 2012. We received $95.0 million from the issuance of 5.6 million shares of common stock in the IPO, after deducting related costs paid in the period. In connection with the IPO and the related conversion of the Class B to common stock, we made a preference payment to the former Class B stockholders of $60.0 million. In connection with releases of an escrow related to the acquisition of Mimix in fiscal year 2010, we paid $0.7 million to the former Mimix stockholders during the period. In November 2011, we paid the second earn-out payment to Cobham totaling $15.0 million relating to the M/A-COM Acquisition.

In February 2012, we increased the borrowing capacity under our revolving line of credit and, in connection therewith, we paid $0.2 million of financing fees in the period. Proceeds from stock option exercises and excess tax benefits related to restricted stock awards totaled $0.7 million during the period. We also repurchased common stock from employees for $0.7 million in connection with the vesting of restricted stock awards in fiscal year 2012 to cover related tax withholding obligations.

Pursuant to a loan agreement we entered into in September 2011 with JPMorgan Chase Bank, N.A. and a syndicate of other lenders, as augmented in February and November 2012, we have a revolving credit facility with up to $150.0 million in borrowing availability maturing in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted London InterBank Offered Rate (LIBOR) plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. In addition, we pay a fee related to the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of September 28, 2012 and had no outstanding borrowings under the revolving credit facility as of that date.

In connection with the M/A-COM Acquisition, we agreed to pay Cobham up to $30.0 million in the aggregate in the form of an earn-out based on our achievement of revenue targets in the 12-month periods ended September 30, 2010, 2011 and 2012. Any such earned amounts are payable within 60 days following the applicable period end. In November 2010, we paid the first earn-out payment of $8.8 million to Cobham related to the initial period ended September 30, 2010. In November 2011, we paid an earn-out payment of $15.0 million to Cobham related to the second earn-out period ended September 30, 2011. We expect to pay Cobham $6 million for the final earn-out period ended September 30, 2012 in November 2012.

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. We agreed to pay the stockholders and option holders of Optomai up to $16.0 million in the aggregate in the form of an earn-out based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property in the 12-month periods ended March 31, 2012 and ending March 31, 2013. The maximum aggregate earn-out payable by us to the former stockholders and option holders of Optomai is $1.0 million in the first annual earn-out period and $16.0 million (less any earn-out paid in the first period) in the second annual earn-out period. We did not make any payment related to the first earn-out period that expired on March 31, 2012 and we do not expect to make a payment related to the second earn-out period that expires on March 31, 2013.

The undistributed earnings of our foreign subsidiaries are permanently reinvested since we do not intend to repatriate such earnings. We believe the decision to permanently reinvest these earnings will not have a significant impact on our liquidity. As of September 28, 2012, cash held by our foreign subsidiaries was $11.8 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents for general corporate purposes, including working capital. We may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of September 28, 2012 (in thousands):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations (1)	$8,321	$3,588	$2,756	$1,836	$141
Purchase Commitments (2)	6,315	6,315	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (3)	6,580	6,580	—	—	—

	$21,216	$16,483	$2,756	$1,836	$141

(1)	We have non-cancelable operating lease agreements for office, research, development, and manufacturing space in the U.S. and foreign locations. We also have operating leases for certain equipment, automobiles and services. These lease agreements expire at various dates through 2022, as amended, and certain agreements contain provisions for extension at substantially the same terms as currently in effect.
(2)	In the normal course of business, we enter into supply arrangements with certain of our suppliers to purchase minimum quantities of inventories.
(3)	Represents the fair value as of September 28, 2012 of contingent consideration payable in connection with acquisitions of businesses, of which $6 million represents contingent consideration related to the M/A-COM Acquisition that we expect to pay in November 2012.

As of September 28, 2012, the total amount of our net unrecognized tax benefits for uncertain tax positions was $0.6 million. Although it is reasonably possible that our unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of September 28, 2012, we had an estimated $0.9 million in asset retirement obligations for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could materially change in the next 12 months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.

OTHER MATTERS

Inflation did not have a material impact upon our results of operations during the three-year period ended September 28, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, as well as foreign exchange rate risk.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of September 28, 2012, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The functional currency of a majority of our foreign operations is U.S. dollars with the remaining operations being local currency. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

M/A-COM Technology Solutions Holdings, Inc.

Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of M/A-COM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 28, 2012 and September 30, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended September 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2012 and September 30, 2011 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company and Mimix Holdings, Inc. (“Mimix”) merged in a common control business combination on May 28, 2010. The accompanying consolidated financial statements have been presented in a manner similar to a pooling-of-interests and includes the results of operations of each entity since March 25, 2009, which was the date of common control and amounts have been retroactively combined using historical amounts. Mimix is deemed to be the predecessor.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

November 27, 2012

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 28, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$84,528	$45,668
Accounts receivable, net	54,184	46,212
Inventories	57,459	52,480
Income taxes receivable	4,939	—
Prepaid expenses and other current assets	3,660	3,574
Deferred income taxes	8,264	8,601

Total current assets	213,034	156,535

Property and equipment, net	30,209	25,364
Goodwill	3,990	3,990
Intangible assets, net	18,776	22,081
Other assets	2,064	3,298

Total assets	$268,073	$211,268

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,958	$20,549
Accrued liabilities	13,867	16,033
Income taxes payable	330	2,408
Deferred revenue	7,992	13,119
Current portion of contingent consideration	6,580	15,000

Total current liabilities	55,727	67,109
Contingent consideration, less current portion	—	10,502
Common stock warrant liability	7,561	10,736
Other long-term liabilities	1,236	1,919
Deferred income taxes	4,091	2,443
Class B conversion liability	—	81,378

Total liabilities	68,615	174,087

Class B redeemable convertible preferred stock	—	75,618

Series A-1 and A-2 convertible preferred stock	—	106,400

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 45,583 and 1,972 shares issued and 45,540 and 1,972 shares outstanding as of September 28, 2012 and September 30, 2011, respectively, of which 131 and 225 shares, respectively, are subject to forfeiture	45	2
Accumulated other comprehensive loss	(137)	(181)
Additional paid-in capital	347,971	—
Treasury stock, 43 shares as of September 28, 2012, at cost	(685)	—
Accumulated deficit	(147,736)	(144,658)

Total stockholders’ equity (deficit)	199,458	(144,837)

Total liabilities and stockholders’ equity (deficit)	$268,073	$211,268

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Revenue	$302,203	$310,295	$260,297
Cost of revenue	167,301	178,435	166,554

Gross profit	134,902	131,860	93,743

Operating expenses:
Research and development	35,817	36,121	25,795
Selling, general and administrative	44,754	48,103	45,860
Accretion of contingent consideration	(3,922)	210	2,000
Restructuring charges	1,862	1,499	2,234

Total operating expenses	78,511	85,933	75,889

Income from operations	56,391	45,927	17,854

Other (expense) income:
Accretion of common stock warrant liability	3,175	(5,080)	—
Accretion of Class B conversion liability	(44,119)	(39,737)	—
Interest expense	(695)	(1,561)	(2,323)
Other income — related party	185	—	—

Other (expense) income, net	(41,454)	(46,378)	(2,323)

Income (loss) before income taxes	14,937	(451)	15,531
Income tax provision	(15,953)	(1,319)	(8,996)

Income (loss) from continuing operations	(1,016)	(1,770)	6,535

Income from discontinued operations	—	754	494

Net income (loss)	(1,016)	(1,016)	7,029
Less net income attributable to noncontrolling interest in a subsidiary	—	—	195

Net income (loss) attributable to controlling interest	(1,016)	(1,016)	6,834
Accretion to redemption value of redeemable preferred stock and participating stock dividends	(2,616)	(80,452)	(6,298)

Net income (loss) attributable to common stockholders	$(3,632)	$(81,468)	$536

Net income (loss) per share:
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(54.63)	$0.01
Income from discontinued operations	—	0.50	0.04

Net income (loss) — basic	$(0.15)	$(54.13)	$0.05

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(54.63)	$—
Income from discontinued operations	—	0.50	0.04

Net income (loss) — diluted	$(0.15)	$(54.13)	$0.04

Shares used to compute net income (loss) per common share:
Basic	24,758	1,505	11,880

Diluted	24,758	1,505	12,586

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years
	2012	2011	2010
Net income (loss)	$(1,016)	$(1,016)	$7,029
Foreign currency translation gain (loss)	44	(8)	(132)

Total comprehensive income (loss)	(972)	(1,024)	6,897
Attributable to noncontrolling interest	—	—	(195)

Total comprehensive income (loss) attributable to controlling interest	$(972)	$(1,024)	$6,702

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

	Convertible Preferred Stock, $0.001 Par Value						Common Stock				Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Series A		Series A-1		Series A-2				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — October 2, 2009	17,606	$18	—	$—	—	$—	25,191	$25	—	$—	$(41)	$70,135	$(32,945)	$23	$37,215
Recapitalization	—	—	100,000	100	—	—	(24,500)	(25)	—	—	—	(75)	—	—	—
Reorganization in connection with common control merger	(17,606)	(18)	—	—	17,501	18	(195)	—	—	—	—	(1,207)	—	—	(1,207)
Exercise of common stock options	—	—	—	—	—	—	496	1	—	—	—	378	—	—	379
Acquisition of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(218)	(220)
Reclaim of escrowed shares and cash in connection with common control merger	—	—	—	—	(679)	(1)	—	—	—	—	—	47	—	—	46
Stock-based and other incentive compensation	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(132)	—	—	—	(132)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	6,834	195	7,029

Balance — October 1, 2010	—	—	100,000	100	16,822	17	992	1	—	—	(173)	70,821	(26,111)	—	44,655
Reclassification of Class A	—	—	(100,000)	(100)	(16,822)	(17)	—	—	—	—	—	(70,821)	(35,462)	—	(106,400)
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(80,000)	—	(80,000)
Exercise of common stock options	—	—	—	—	—	—	755	1	—	—	—	610	—	—	611
Stock-based and other incentive compensation	—	—	—	—	—	—	—	—	—	—	—	1,557	—	—	1,557
Accretion of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(2,167)	(2,069)	—	(4,236)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,016)		(1,016)

Balance — September 30, 2011	—	$—	—	$—	—	$—	1,747	$2	—	$—	$(181)	$—	$(144,658)	$—	$(144,837)

(Continued)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

	Convertible Preferred Stock, $0.001 Par Value						Common Stock				Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Series A		Series A-1		Series A-2				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — September 30, 2011	—	$—	—	$—	—	$—	1,747	$2	—	$—	$(181)	$—	$(144,658)	$—	$(144,837)
Issuance of common stock upon initial public offering, net of costs incurred	—	—	—	—	—	—	5,556	5	—	—	—	93,681	—	—	93,686
Conversion of preferred stock and Class B conversion liability	—	—	—	—	—	—	37,677	38	—	—	—	310,094	—	—	310,132
Payment of Class B conversion preference	—	—	—	—	—	—	—	—	—	—	—	(60,000)	—	—	(60,000)
Reclaim of escrow	—	—	—	—	—	—	—	—	—	—	—	247	—	—	247
Exercise of common stock options	—	—	—	—	—	—	366	—	—	—	—	527	—	—	527
Vesting of restricted common stock	—	—	—	—	—	—	106	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	43	(685)	—	—	—	—	(685)
Share-based and other incentive compensation	—	—	—	—	—	—	—	—	—	—	—	3,762	—	—	3,762
Accretion of convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(554)	(2,062)	—	(2,616)
Excess tax benefits	—	—	—	—	—	—	—	—	—	—	—	214	—	—	214
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	44	—	—	—	44
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,016)	—	(1,016)

Balance — September 28, 2012	—	$—	—	$—	—	$—	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$—	$199,458

See notes to consolidated financial statements.

(Concluded)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,016)	$(1,016)	$7,029
Adjustments to reconcile net (loss) income to net cash from operating activities (net of acquisition):
Accretion of common stock warrant liability	(3,175)	5,080	—
Accretion of Class B conversion liability	44,119	39,737	—
Accretion (settlement) of asset retirement obligations	78	(201)	231
Depreciation and amortization	12,233	10,410	11,416
Gain on disposition of business, net	—	(329)	—
Asset impairment	—	—	582
Accretion of contingent consideration	(3,922)	210	2,000
Amortization of deferred financing costs	271	765	—
Amortization of acquired unfavorable lease	(202)	(243)	(282)
Deferred income taxes	1,985	(9,073)	1,245
Loss on disposal of property and equipment	152	903	1,331
Stock-based and other noncash incentive compensation	3,762	1,557	1,545
Change in operating assets and liabilities (net of acquisition):
Accounts receivable	(7,972)	(690)	(2,277)
Inventories	(4,979)	(7,121)	(2,978)
Prepaid expenses and other assets	(220)	(1,877)	(1,099)
Accounts payable	7,164	1,547	3,205
Accrued and other liabilities	(780)	(7,506)	(2,742)
Income taxes	(7,017)	—	2,143
Deferred revenue	(5,127)	660	(614)

Net cash from operating activities	35,354	32,813	20,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,679)	(9,781)	(5,884)
Acquisition of a business — net of cash acquired	—	(1,807)	—
Proceeds from sale of assets	—	3,042	—

Net cash from investing activities	(15,679)	(8,546)	(5,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters’ discount	98,175	—	—
Payment of Class B preference	(60,000)	—	—
Financing and offering costs	(3,362)	(2,448)	—
Payments on notes payable and revolving credit facility	—	(30,000)	(5,309)
Payments on capital lease	—	(1,426)	(132)
Proceeds from issuance of convertible preferred stock with warrant and conversion features	—	118,680	—
Excess tax benefits	214	—	—
Repurchase of common stock	(685)	—	—
Acquisition of noncontrolling interest in a subsidiary	—	—	(220)
Proceeds from stock option exercises	527	611	367
Payment of contingent consideration	(15,000)	(8,825)	—
Payment of dividends	(635)	(79,137)	—
Payments to Mimix Holdings, Inc. preferred and common stockholders	(49)	—	(969)

Net cash from financing activities	19,185	(2,545)	(6,263)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,860	21,722	8,588
CASH AND CASH EQUIVALENTS — Beginning of year	45,668	23,946	15,358

CASH AND CASH EQUIVALENTS — End of year	$84,528	$45,668	$23,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$317	$1,021	$2,574

Cash paid for income taxes	$19,634	$10,269	$4,710

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—M/A-COM Technology Solutions Holdings, Inc. (M/A-COM Holdings) was incorporated in Delaware on March 25, 2009. M/A-COM Holdings is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, M/A-COM Holdings has offices in North America, Europe, Asia and Australia.

Basis of Presentation—M/A-COM Holdings acquired Mimix Holdings, Inc. (Mimix) in connection with a common-control business combination on May 28, 2010 (the Mimix Merger). Mimix, a supplier of high-performance gallium arsenide semiconductors for RF, microwave, and millimeterwave applications, was acquired by the majority owner of M/A-COM Holdings in June 2008 and is the predecessor and accounting acquirer for financial statement presentation purposes. M/A-COM Holdings and Mimix were controlled by a common majority owner since March 25, 2009, the date M/A-COM Holdings was incorporated to acquire the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited (collectively, the M/A-COM Tech Business). The accompanying consolidated financial statements include the consolidated operations of Mimix for the fiscal years ended October 2, 2009 and October 1, 2010 and the consolidated operations of M/A-COM Holdings for the fiscal year ended October 1, 2010, on a combined basis until the Mimix Merger. Subsequent to the Mimix Merger, the financial statements are presented on a consolidated basis. The accompanying consolidated financial statements have been presented in a manner similar to a pooling-of-interests, and include the results of operations of each business since the date of common control, March 25, 2009. All periods from March 2009 have been combined using historical amounts. In addition, Mimix’s issued and outstanding shares of preferred and common stock prior to May 28, 2010 have been retroactively adjusted for the purposes of financial presentation to reflect the effects of the Mimix Merger using the exchange ratio established in the Mimix Merger. The accompanying combined consolidated and consolidated financial statements are referred to as “consolidated” for all periods presented. The combined consolidated operations are referred to herein as those of the “Company.”

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. The fiscal years presented in the accompanying consolidated financial statements were 52 weeks in length. Unless otherwise indicated, references in the consolidated financial statements to fiscal years 2010, 2011 and 2012 are to the Company’s fiscal years ended October 1, 2010, September 30, 2011 and September 28, 2012, respectively.

On March 8, 2012, the Company’s board of directors and stockholders approved a one-for-four reverse stock split of its common stock, which took effect on March 9, 2012. All share and per share amounts relating to the Company’s common stock in these consolidated financial statements give effect to the reverse stock split for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation/combination.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Discontinued Operations—In the second and third quarters of fiscal year 2011, the Company sold assets of non-core laser diode and ferrite business lines. The Company has reported the assets sold as held for sale in the Company’s accompanying consolidated balance sheets for periods prior to the sale of the businesses and has segregated the operating results of the divested businesses from continuing operations for all periods presented.

Foreign Currency Translation and Remeasurement—The Company’s consolidated financial statements are presented in U.S. dollars. While the majority of the Company’s foreign operations use the U.S. dollar as the functional currency, the financial statements of the Company’s foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates (for assets and liabilities) and at average exchange rates (for revenue and expenses). The unrealized translation gains and losses on the net investment in these foreign operations are accumulated as a component of other comprehensive income (loss).

The financial statements of the Company’s foreign operations where the functional currency is the U.S. dollar, but where the underlying transactions are transacted in a different currency, are remeasured at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Nonmonetary assets and liabilities, such as inventories and property and equipment, and related statements of operations accounts, such as cost of revenue and depreciation, are remeasured at historical exchange rates. Revenues and expenses, other than cost of revenue, amortization and depreciation, are translated at the average exchange rate for the period in which the transaction occurred. The net gains (losses) on foreign currency remeasurement are reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company’s recognized net gains and losses on foreign exchange are included in selling, general and administrative expense and for all periods presented were immaterial.

Cash and Cash Equivalents—Cash and cash equivalents are primarily composed of short-term, highly-liquid instruments, which consist of overnight sweep accounts that settle each day and investments with an original maturity of three months or less.

Accounts Receivable—Accounts receivable are stated net of an allowance for estimated uncollectible accounts, which is determined by establishing reserves for specific accounts and considering historical and estimated probable losses.

Inventories—Inventories are stated at the lower of cost or market. The Company uses a combination of standard cost and moving weighted-average cost methodologies to determine the cost basis for its inventories, approximating a first-in, first-out basis. The standard cost of finished goods and work-in-process inventory is composed of material, labor and manufacturing overhead, which approximates actual cost. In addition to stating inventory at the lower of cost or market, the Company also evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Assets held under capital leases are stated at the lesser of the present value of future minimum payments, using the Company’s incremental borrowing rate at the inception of the lease, or the fair value of the property at the inception of the lease. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements that significantly extend the useful life of the assets are capitalized as additions to property and equipment.

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life In Years
Machinery and equipment	2 – 7
Computer equipment and software	2 – 5
Furniture and fixtures	7 – 10
Leasehold improvements	Shorter of useful life or term of lease

Goodwill and Intangible Assets—The Company has intangible assets with indefinite and definite lives. Goodwill and the “M/A-COM” trade name are indefinite-lived assets and were acquired through business combinations. Neither the goodwill nor the “M/A-COM” trade name are subject to amortization; these are reviewed for impairment annually in August and more frequently if events or changes in circumstances indicate that the assets may be impaired. If impairment exists, a loss would be recorded to write down the value of the indefinite-lived assets to their implied fair values. There have been no impairments of intangible assets in any period presented through September 28, 2012. The Company’s other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. The Company amortizes definite-lived assets over their estimated useful lives, which range from 5 to 10 years, based on the pattern over which the Company expects to receive the economic benefit from these assets.

Impairment of Long-Lived Assets—Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization, which includes technology and customer relationships. The Company evaluates long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset or asset group, significant adverse changes in the business climate or legal factors, the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life.

In evaluating an asset for recoverability, the Company estimates the undiscounted cash flows expected to result from the Company’s use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. During the fourth quarter of fiscal year 2010, the Company recognized an impairment loss of $582,000 related to property and equipment. This impairment loss is included in discontinued operations in the accompanying consolidated statement of operations for fiscal year 2010. There was no impairment of long-lived assets in any other period presented.

Revenue Recognition—Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Provided other revenue recognition criteria are met, product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment. The Company has distribution agreements that provide distributors with rights to return certain products and price protection on certain products. The Company is unable to estimate the amount of its products that may be returned by such distributors, and the ultimate sales price of products sold to such distributors, until the distributors have sold the products to third-party customers, at which point both the return rights and the price protection feature lapse. Accordingly, the Company defers the recognition of revenue on shipments of returnable and price-protected products until the products are sold by the distributors to third-party customers. The Company defers both the revenue recognition and related cost of revenue on these products by recording the revenue as deferred revenue and the associated cost remains recorded in inventory in the accompanying consolidated balance sheets. When these products are sold to a distributor’s customers, the Company recognizes the revenue and associated cost of revenue. As of September 28, 2012 and

September 30, 2011, $3.1 million and $4.9 million, respectively, of product costs pertaining to deferred revenue was included in inventories as finished goods in the accompanying consolidated balance sheets. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of costs of revenue. The Company provides warranties for its products and accrues the estimated costs of warranty claims in the period the related revenue is recorded.

Advertising Costs—Advertising costs, which are not material, are expensed as incurred.

Deferred Offering Costs—Costs associated with the initial public offering of the Company’s common stock were initially deferred. Deferred offering costs of $1.3 million included in other assets in the accompanying consolidated balance sheet as of September 30, 2011 consisted primarily of direct incremental professional services fees related to the Company’s IPO. Upon completion of the IPO in March 2012, these amounts were offset against the proceeds of the offering recorded in additional paid-in capital.

Research and Development Costs—Costs incurred in the research and development of products are expensed as incurred.

Income Taxes—Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following an examination by taxing authorities. The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Earnings Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options, warrants and restricted stock units, using the treasury stock method.

Asset Retirement Obligations—The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

Changes in the fair value of a liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation. Under this method, changes in fair value due to the passage of time are recognized as an increase in the liability and as accretion expense in the same expense category for which the asset relates. Changes in fair value resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amounts of the liability and associated asset.

Fair Value Measurements—Financial assets and liabilities are measured at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company groups financial assets and liabilities in a three-tier fair value hierarchy, according to the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical assets and liabilities in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in active markets; and Level 3—unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions for model-based valuation techniques. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.

Contingent Consideration—The Company estimates and records at the acquisition date the fair value of contingent consideration making up part of the purchase price consideration for acquisitions. Additionally, at each reporting period, the Company estimates the changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of operations. The Company estimates the fair value of contingent consideration by discounting the associated expected cash flows, using a probability-weighted, discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions and actual results could materially change the estimated fair value of contingent consideration and, therefore, may materially affect the Company’s future financial results.

Share-Based Compensation—The Company accounts for all share-based compensation arrangements using the fair value method. The Company recognizes compensation expense over the requisite service period of the award, which is generally the vesting period, using the straight-line method and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. The Company records the expense in the consolidated statements of operations in the same manner in which the award recipients’ costs are classified. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options, inclusive of assumptions for risk-free interest rates, dividends, expected terms, and estimated volatility. The Company records expense related to awards issued to non-employees over the related service period and periodically revalues the awards as they vest. The Company derives the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted-average expected term of the options using the simplified method, which is a method of applying a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. The decision to use the simplified method is based on a lack of relevant historical data, due to the Company’s limited operating experience. In addition, due to the Company’s limited historical data, the Company incorporates the historical volatility of comparable companies with publicly available share prices to determine estimated volatility. The accounting for stock options requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Escrow Arrangements and Outstanding Shares—In connection with the business acquisitions, escrows were established to hold portions of stock and cash issuable to the former stockholders of the acquired businesses pending the outcome of certain contingencies and general representation matters. As of September 30, 2011, accrued liabilities in the accompanying consolidated balance sheet included $1.0 million due to former stockholders of the acquired businesses pursuant to these escrow arrangements. There were no open escrow liabilities as of September 28, 2012 as the amounts were either released to the former stockholders of the acquired business or to the Company for settlement of claims.

Outstanding shares of Series A-2 convertible preferred stock as of September 30, 2011 included 1.1 million shares that were subject to forfeiture, pending resolution of an escrow arrangement. In fiscal year 2012, 282,681 shares of Series A-2 convertible preferred stock were canceled in resolution of an indemnification claim and all remaining shares were released to the former Mimix stockholders pursuant to the terms of the escrow. Outstanding shares of common stock presented in the accompanying consolidated statements of stockholders’ equity (deficit) as of September 28, 2012 and September 30, 2011 exclude 131,000 and 225,000 shares, respectively, issued as compensation to employees that were subject to forfeiture, pending continued employment with the Company through stated vesting dates.

Guarantees and Indemnification Obligations—The Company enters into agreements in the ordinary course of business with, among others, customers, distributors, and original equipment manufacturers (OEM). Most of these agreements require the Company to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which the Company grants limited licenses to specific Company trademarks require the Company to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require the Company to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions of the Company, its employees, agents, or representatives. In addition, from time to time, the Company has made certain guarantees in the form of warranties regarding the performance of Company products to customers.

The Company has agreements with certain vendors, creditors, lessors, and service providers pursuant to which the Company has agreed to indemnify the other party for specified matters, such as acts and omissions of the Company, its employees, agents, or representatives.

The Company has procurement or license agreements with respect to technology that is used in its products and agreements in which the Company obtains rights to a product from an OEM. Under some of these agreements, the Company has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to the Company’s acts or omissions relating to the supplied products or technologies.

The Company’s certificate of incorporation and agreements with certain of its and its subsidiaries’ directors and officers provide them indemnification rights, to the extent legally permissible, against liabilities incurred by them in connection with legal actions in which they may become involved by reason of their service as a director or officer. As a matter of practice, the Company has maintained director and officer liability insurance coverage, including coverage for directors and officers of acquired companies.

The Company has not experienced any losses related to these indemnification obligations in any period presented, and no claims with respect thereto were outstanding as of September 28, 2012. The Company does not expect significant claims related to these indemnification obligations and, consequently, has concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.

Recent Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 will be effective for the Company in the first quarter of fiscal year 2013 and is not expected to have a material effect on the Company’s financial position or results of operations.

Evaluation of Subsequent Events—Management has evaluated subsequent events involving the Company for potential recognition or disclosure in the accompanying audited consolidated financial statements through the date of the issuance of the consolidated financial statements. Subsequent events are events or transactions that occurred after the balance sheet date but before the accompanying consolidated financial statements are issued.

3. MERGERS AND ACQUISITIONS

Merger Under Common Control—On May 28, 2010, by means of a merger transaction, M/A-COM Holdings acquired Mimix, an entity under common control. To effect the Mimix Merger, M/A-COM Holdings (i) purchased and retired all outstanding shares of Mimix common stock for cash, (ii) settled in-the-money vested Mimix stock options for cash, and (iii) at the election of each individual Mimix preferred stockholder, either issued Series A-2 convertible preferred stock of M/A-COM Holdings or paid cash in exchange for Mimix preferred stock.

On the date of the Mimix Merger, M/A-COM Holdings paid $1.2 million and issued 17.5 million shares of Series A-2 convertible preferred stock in exchange for all of Mimix’s outstanding shares of preferred stock and common stock, and settlement of in-the-money vested options to purchase Mimix common stock. At the closing of the Mimix Merger, 10% of such Series A-2 convertible preferred stock and cash consideration was held back by M/A-COM Holdings pursuant to the terms of an escrow arrangement to secure certain indemnification obligations of Mimix. In fiscal years 2012 and 2010, the Company and the former noncontrolling Mimix stockholders agreed to release an aggregate of 961,594 shares of the Series A-2 convertible preferred stock and and aggregate of $66,000 from the escrow to the Company to resolve indemnification claims. The escrow was terminated upon completion of the IPO in March 2012 and no further shares or amounts are held in escrow as of September 28, 2012.

Acquisition of the M/A-COM Tech Business—In connection with the acquisition of the M/A-COM Tech Business, the Company became obligated to pay the seller up to $30.0 million in additional purchase consideration should the Company’s revenue from the M/A-COM Tech Business exceed certain thresholds. The amount to be paid to the seller was measured based upon the Company’s qualifying revenue, as defined in the purchase agreement, during a three-year period commencing October 1, 2009 and ending September 30, 2012. The amount of contingent consideration for any one year in the three-year period may range from as little as zero up to a maximum of $15 million. The total cumulative contingent consideration over the entire three-year period could not exceed $30 million. The actual amount to be paid will be based upon a formula applied to qualifying revenue. As of March 30, 2009, the fair value of the contingent consideration was determined to be $24.5 million, which assumed the maximum payout of $30 million would occur.

The Company paid $8.8 million of the contingent consideration in November 2010 as the required payment for the first year of the three-year period, $15.0 million in November 2011 as the required payment for the second year of the three-year period and we expect to pay $6 million in November 2012 as the required final payment for the third and final year of the three-year period.

The prior owner of the M/A-COM Tech Business entered into incentive compensation arrangements with certain employees of the Company to induce such employees to remain employed by the Company. Certain of these incentive compensation arrangements were entered into prior to the sale of the M/A-COM Tech Business in March 2009 and provided for the employees to perform employment-related services for the Company for a period that expired in September 2009. Other arrangements between the seller and Company employees were entered into in October 2009 and provided an incentive for the employees to continue to perform employment-related services to the Company for an additional period of three years, coinciding with the aforementioned contingent purchase price payment period. Because the Company continued to receive benefits from the employment services of the related employees, the incentive compensation was recorded in the Company’s financial statements as non-cash incentive compensation expense in the consolidated statements of operations, with the offsetting amount recorded as a capital contribution through an increase in additional paid-in capital. For fiscal years 2012, 2011 and 2010, the Company has expensed $103,000, $277,000 and $360,000, respectively, pursuant to the terms of the incentive compensation arrangements. As of September 28, 2012, $360,000 is subject to adjustment through the first quarter of fiscal year 2013 and no amounts were unrecorded.

Acquisition of Optomai, Inc.—On April 25, 2011, the Company acquired Optomai, Inc. (Optomai), a developer of integrated circuits and modules for fiber optic networks located in Sunnyvale, California, in exchange for $1.8 million in cash and contingent consideration of up to $16 million payable to the sellers through May 2013, and the assumption of $260,000 of liabilities. The transaction was accounted for as a purchase. The total fair value of purchase consideration paid in the acquisition by the Company was $6.6 million. The operations of Optomai have been included in the Company’s consolidated financial statements since the date of acquisition. The operations of Optomai were not material and had the business combination occurred as of the earliest period presented, the Company’s revenue and earnings would not have been materially different. The Company acquired Optomai to accelerate its entrance into the fiber optics market.

The acquisition of the Optomai business was originally accounted for as a nontaxable business combination. As a result of the approval of a change in the tax status of the entity prior to acquisition and the election to treat the business combination as a taxable asset purchase during the three months ended December 30, 2011, the acquired assets received a tax basis equal to fair market value, up to the amount of the purchase consideration. As a result, the difference between book and tax basis was eliminated. The adjustment to the related deferred tax liability resulted in a tax benefit of approximately $1.6 million, which was recorded during fiscal year 2012.

The Company recognized all assets acquired and liabilities assumed, inclusive of the contingent consideration, based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Optomai was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Assets acquired:
Property and equipment	$238
Other assets	79
Identifiable intangible assets	4,176

Total assets acquired	4,493

Liabilities assumed:
Deferred tax liability	$1,599
Other liabilities	260

Total liabilities assumed	1,859

Net assets acquired	$2,634

Consideration:
Cash paid at closing	$1,807
Contingent consideration	4,817

Total consideration	6,624
Net assets acquired	2,634

Goodwill	$3,990

The components of the acquired intangible assets were as follows (in thousands):

Technology	$2,565
Customer relationships	1,611

$4,176

The overall weighted-average life of the identified intangible assets acquired in the acquisition was seven years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

In connection with the acquisition of Optomai, the Company became obligated to pay the seller up to $16.0 million in additional purchase consideration should the acquired business’ revenue and product development exceed certain thresholds. The amount to be paid to the seller is to be measured based upon the revenue, contribution margin and product development of the acquired business during a two-year period commencing upon acquisition and ending March 29, 2013. The amount of contingent consideration for any one year in the two-year period may range from as little as zero to a maximum of $1.0 million in the first year and $16.0 million in the second year, less any payments in the first fiscal year. As of April 25, 2011, the fair value of the contingent consideration was determined to be $4.8 million. The Company is required to record the liability at fair value as of each reporting date, with changes in fair value being recorded in earnings. The Company did not make any payment related to the first earn-out period that expired on March 31, 2012 and does not expect to make a payment related to the second earn-out period that expires on March 31, 2013. In fiscal years 2012 and 2011, the liability was reduced by $4.1 million and $0.3 million, respectively, reflecting then current fair value estimates.

The changes in fair value of contingent consideration resulting from acquisitions of the M/A-COM Tech Business and Optomai are set below (in thousands):

Balance — October 2, 2009	$27,300
Change in fair value	2,000

Balance — October 1, 2010	29,300
Acquisition of Optomai	4,817
Payment	(8,825)
Change in fair value	210

Balance — September 30, 2011	25,502
Payment	(15,000)
Change in fair value	(3,922)

Balance — September 28, 2012	6,580
Current portion	6,580

Long-term portion	$—

4. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$6,580	$—	$—	$6,580

Common stock warrant liability	$7,561	$—	$—	$7,561

	September 30, 2011
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$25,502	$—	$—	$25,502

Common stock warrant liability	$10,736	$—	$—	$10,736

Class B conversion liability	$81,378	$—	$—	$81,378

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2012
	September 30, 2011	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 28, 2012
Contingent consideration	$25,502	$(3,922)	$—	$(15,000)	$—	$6,580

Common stock warrant	$10,736	$(3,175)	$—	$—	$—	$7,561

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

	Fiscal Year 2011
	October 1, 2010	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 30, 2011
Contingent consideration	$29,300	$210	$4,817	$(8,825)	$—	$25,502

Common stock warrant	$—	$5,080	$5,656	$—	$—	$10,736

Class B conversion liability	$—	$39,737	$41,641	$—	$—	$81,378

	Fiscal Year 2010
	October 2, 2009	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	October 1, 2010
Contingent consideration	$27,300	$2,000	$—	$—	$—	$29,300

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

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of September 28, 2012, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 8.24 years, expected volatility of 42.9% and risk free rate of 1.4%. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

These estimates include significant judgments and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts related to accounts receivable is as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Balance — beginning of year	$657	$891	$597
Provision (recoveries), net	42	(116)	294
Charge-offs	—	(118)	—

Balance — end of year	$699	$657	$891

6. INVENTORIES

Inventories consist of the following (in thousands):

	September 28, 2012	September 30, 2011
Raw materials	$29,922	$23,911
Work-in-process	5,472	9,043
Finished goods	22,065	19,526

Total	$57,459	$52,480

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 28, 2012	September 30, 2011
Machinery and equipment	$38,795	$30,964
Leasehold improvements	4,876	3,566
Furniture and fixtures	699	302
Construction in process	4,188	3,894
Computer equipment and software	6,594	5,240

Total property and equipment	55,152	43,966
Less accumulated depreciation and amortization	(24,943)	(18,602)

Property and equipment — net	$30,209	$25,364

Depreciation and amortization expense from continuing operations related to property and equipment for fiscal years 2012, 2011 and 2010 was $8.9 million, $7.8 million and $8.7 million, respectively.

8. DEBT

Acquisition-Related Debt—In connection with the acquisition of the M/A-COM Tech Business, the Company issued to the seller (i) a short-term note payable for $5.0 million (Short-Term Note) and (ii) a term note payable for $30.0 million (Term Note). In addition, the seller provided the Company a revolving credit facility (Seller Revolver), under which the Company borrowed $8.0 million. These facilities were secured by substantially all assets of the Company. The Short-Term Note was paid in full by September 2009. The Seller Revolver was terminated by mutual agreement with the seller after repayment in full in January 2010. The Term Note was paid in full in December 2010.

Revolving Credit Facilities—In January 2010, the Company secured a revolving credit facility from a bank with borrowing availability of up to $10.0 million, which was not utilized and was terminated in December 2010.

In December 2010, the Company secured a revolving credit facility from two banks with borrowing capacity up to $50.0 million, which the Company used to repay the $30.0 million Term Note. The Company repaid all amounts outstanding under this revolving credit facility with the proceeds from the issuance of its Class B convertible preferred stock in December 2010. No additional amounts were outstanding under this revolving credit facility through September 30, 2011, at which date this revolving credit facility was terminated.

On September 30, 2011, as augmented in February and November 2012, the Company entered into a loan agreement with a syndicate of lenders, which provides for a revolving credit facility of up to $150.0 million that matures in September 2016. Borrowings under the revolving credit facility bear either a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of September 28, 2012 and September 30, 2011, there were no outstanding borrowings under the revolving credit facility.

9. EMPLOYEE BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Code (Section 401(k)) on October 1, 2009 (401(k) Plan). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no Company contributions made to the 401(k) Plan for calendar year 2012 through September 28, 2012. In January 2012, the Company contributed $1.1 million to the 401(k) Plan for calendar year 2011. In February 2011, the Company contributed $1.1 million to the 401(k) Plan for calendar year 2010.

The Company’s employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. The Company expensed contributions of $711,000, $681,000 and $616,000 for fiscal years 2012, 2011 and 2010, respectively.

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 28, 2012	September 30, 2011
Compensation and benefits	$7,643	$6,613
Product warranty	866	1,885
Professional fees	1,132	1,528
Software licenses	616	1,156
Asset retirement obligations — current portion	397	404
Distribution costs	624	512
Restructuring costs	328	522
Other	2,261	3,413

Total	$13,867	$16,033

11. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States and foreign locations. The Company also has operating leases for certain equipment, automobiles and services in the United States and foreign jurisdictions. These lease agreements expire at various dates, as amended, through 2022 and certain agreements contain provisions for extension at substantially the same terms as currently in effect. Any lease escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, are included in the determination of straight-line rent expense over the lease term.

Future minimum lease payments for the next five fiscal years as of September 28, 2012 follow (in thousands):

2013	$3,588
2014	1,640
2015	1,116
2016	999
2017	837
Thereafter	141

Total minimum lease payments	$8,321

Rent expense incurred under non-cancelable operating leases was $3.9 million, $4.0 million and $3.7 million in fiscal years 2012, 2011 and 2010, respectively. In October and November 2012, the Company amended certain facility leases under substantially similar terms other than to extend the expiration dates and lower annual lease payments.

Pursuant to the terms of a facility lease, the Company would be obligated to reimburse a landlord for lease incentives of up to $1.0 million should the Company default on the lease during the term, which expires in January 2018.

Capital Leases—The Company entered into two non-cancelable capital lease agreements for equipment in fiscal year 2010 with terms of up to two years. The future minimum payments under the leases aggregated $1.5 million as of October 1, 2010, of which $39,000 represented interest. The leases were terminated in May and June 2011 with the Company purchasing the related assets. The Company recorded an immaterial loss on the transaction.

Unfavorable Lease Liability—In connection with the acquisition of the M/A-COM Tech Business, the Company recorded an unfavorable lease liability of $1.1 million due to certain assumed leases having lease commitments in excess of fair value. The current portion of the liability is included in accrued liabilities and the remainder is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company is amortizing the liability as a reduction in lease expense over the terms of the respective leases. As of September 28, 2012, the remaining unfavorable lease liability was $189,000, which the Company expects to amortize through fiscal year 2013.

Asset Retirement Obligations—The Company is obligated under certain facility leases to restore those facilities to the condition in which the Company or its predecessors first occupied the facilities. The Company is required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. The estimated costs for the removal of these assets are recorded as asset retirement obligations. A summary of the changes in the estimated fair values of the asset retirement obligations is as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Balance — beginning of year	$913	$1,819	$3,328
Payments	(41)	(705)	(1,740)
Accretion expense and settlements	77	(201)	231

Balance — end of year	$949	$913	$1,819

Unused Letter of Credit—As of September 28, 2012, the Company had outstanding unused letters of credit from a bank aggregating $246,000.

Purchase Commitments—As of September 28, 2012 and September 30, 2011, the Company had outstanding noncancelable purchase commitments aggregating $6.3 million and $3.0 million, a respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against the Company, its subsidiary Optomai, and five of the employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following its April 2011 acquisition of Optomai, the Company.

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its Complaint for the second time to delete its causes of action for negligent and intentional interference with economic advantage and unfair competition, leaving the following causes of action to be adjudicated:: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served and responded to written discovery requests, produced documents, conducted witness depositions.

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties have agreed to participate in a non-binding mediation of their dispute, currently scheduled for December 20, 2012. The Company intends to continue to defend the lawsuit vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of material loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

12. RESTRUCTURINGS

Commencing in fiscal year 2009 and continuing in fiscal years 2010 and 2011, the Company implemented restructuring actions in connection with a broader plan to reduce staffing and the Company’s manufacturing footprint. The Company completed these restructuring activities in September 2011. The restructuring expense relates to direct and incremental costs related to severance and outplacement fees for the terminated employees during fiscal years 2009, 2010 and 2011. The unpaid costs of $522,000 as of September 30, 2011 were paid in fiscal year 2012. The Company implemented further restructuring actions in fiscal year 2012 designed to further reduce staffing and operating costs, which resulted in an aggregate restructuring charge of $1.9 million, representing the full cost of the actions and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The accrued and unpaid balance of severance and related costs as of September 28, 2012 is expected to be paid in fiscal year 2013. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance — October 2, 2009	$1,795
Current period charges	2,234
Payments	(3,264)

Balance — October 1, 2010	765
Current period charges	1,499
Payments	(1,742)

Balance — September 30, 2011	522
Current period charges	1,862
Payments	(2,056)

Balance — September 28, 2012	$328

13. PRODUCT WARRANTIES

The Company establishes a product warranty liability at the time of revenue recognition. Product warranties generally have terms of between 12 months and 36 months and cover nonconformance with specifications and defects in material or workmanship. For sales to distributors, our warranty generally begins when the product is resold by the distributor. For sales to automotive customers, our warranty generally begins when the automobiles are sold to consumers and generally coincides with the automobile manufacturer’s warranty, which is typically 3 years or less based upon mileage limitations. The liability is based on estimated costs to fulfill customer product warranty obligations and utilizes historical product failure rates. Should actual warranty obligations differ from estimates, revisions to the warranty liability may be required.

Product warranty liability activity is as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Balance — beginning of year	$1,885	$2,140	$1,598
Impact of divestitures	—	(17)
Provisions	399	474	1,836
Direct charges	(1,418)	(712)	(1,294)

Balance — end of year	$866	$1,885	$2,140

14. INTANGIBLE ASSETS

The Company performed its annual impairment test for the trade name and goodwill in the fourth quarter of each fiscal year presented, concluding no impairment existed. The carrying amount of the trade name is $3.4 million as of September 28, 2012 and September 30, 2011. In connection with the acquisition of Optomai (Note 3) in fiscal year 2011, the Company recorded goodwill of $4.0 million, which was unchanged as of September 30, 2011 and September 28, 2012.

Amortized intangible assets consist of the following (in thousands):

	Total	Acquired Technology	Customer Relationships	Weighted- Average Remaining Life (Years)
As of September 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(10,778)	(6,358)	(4,420)

Intangible assets, net	$15,376	$7,396	$7,980	5.3

As of September 30, 2011:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(7,473)	(4,371)	(3,102)

Intangible assets, net	$18,681	$9,383	$9,298	6.2

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Cost of revenue	$1,988	$1,588	$1,594
Selling, general and administrative	1,317	1,069	1,095

Total	$3,305	$2,657	$2,689

Estimated amortization of the intangible assets in future fiscal years as of September 28, 2012 (in thousands):

2013	$3,155
2014	3,155
2015	3,155
2016	2,391
2017	1,627
Thereafter	1,893

Total	$15,376

15. INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 28, 2012	September 30, 2011
Current deferred tax assets:
Accrued liabilities	$2,546	$2,059
Inventory	3,376	2,927
Deferred revenue	1,835	3,170
Contingent consideration	261	199
Accounts receivable	246	246

Current net deferred tax assets	$8,264	$8,601

Noncurrent deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$4,782	$4,932
Intangible assets	(5,655)	(6,606)
Property and equipment	(2,457)	290
Foreign Earnings	—	(842)
Valuation allowance	(761)	(217)

Noncurrent net deferred tax assets (liabilities)	$(4,091)	$(2,443)

Total deferred tax asset	$4,173	$6,158

As of September 28, 2012, the Company had $10.8 million of federal net operating loss carryforward expiring at various dates between fiscal years 2019 and 2026. The use of the federal operating loss carryforward is subject to limitations and such limitations may result in the operating loss carryforward periods expiring prior to full use of such losses.

The domestic and foreign income from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2012	2011	2010
United States	$10,091	$(16,163)	$12,378
Foreign	4,846	15,712	3,153

Income from continuing operations before income taxes	$14,937	$(451)	$15,531

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Current:
Federal	$10,487	$8,587	$6,099
State	2,141	1,044	1,506
Foreign	1,340	1,047	146

Current provision	13,968	10,678	7,751

Deferred:
Federal	2,569	6,006	(635)
State	258	368	(488)
Foreign	(1,387)	943	(791)
Change in valuation allowance	545	(16,676)	3,159

Deferred provision (benefit)	1,985	(9,359)	1,245

Total provision	$15,953	$1,319	$8,996

The Company’s net deferred tax asset relates predominantly to its operations in the United States. A valuation allowance is recorded when, based on assessment by both positive and negative evidence management determines that it is not more likely than not that the assets are recoverable. Such assessment is required on a jurisdictional basis. As of October 1, 2010, the Company had determined that it was not more likely than not that all of its net deferred tax assets will be realized and, accordingly, had recorded a valuation allowance to reduce the deferred tax assets to the amount expected to be realized. In arriving at this conclusion, the Company evaluated all available evidence, including cumulative losses for Mimix and for the years prior to fiscal year 2010 for M/A-COM Holdings and the limitations on the use of Mimix tax loss carryforwards. The valuation allowance increased by $3.2 million in fiscal year 2010, primarily due to increases in the deferred tax assets and the Company’s recording of a full valuation allowance to reduce the deferred tax benefits otherwise to have been recorded due to losses incurred.

During fiscal year 2011, the Company reduced the valuation allowance by $16.7 million, after concluding it was more likely than not that the deferred tax assets would be realized. The Company concluded the realization of the assets was more likely than not after recording consolidated book income before nondeductible expenses related to fair value measurements for two years coupled with expectations of future taxable income thereafter that will be sufficient to allow the realization of the deferred tax assets. The $761,000 and $217,000 of valuation allowance remaining at September 28, 2012 and September 30, 2011, respectively, relates to a foreign jurisdiction for which the Company does not believe recovery of the deferred tax asset is more likely than not.

The Company’s effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2012	2011	2010
Federal statutory rate	35.0%	(35.0)%	35.0%
S-Corporation statutory rate	—	—	(5.4)
Foreign rate differential	(28.4)	157.9	(9.2)
State taxes net of federal benefit	10.1	203.6	4.0
Change in tax status	(9.3)	—	(3.4)
Class B Conversion and warrant liabilities	95.9	3,478.0	—
Change in valuation allowance	3.7	(3,742.6)	40.0
Research and development credits	(3.7)	(277.6)	—
Provision to return adjustments	—	325.4	—
Nondeductible compensation expense	1.7	138.2	—
Other permanent differences	1.8	44.6	(3.1)

Effective income tax rate	106.8%	292.5%	57.9%

The effective income tax rate for fiscal years 2012 and 2011 was significantly impacted by the charges related to the Company’s Class B conversion liability and common stock warrant liability, which are not deductible for income tax purposes, as well as in fiscal year 2011 a reduction in the valuation allowance applied against the net deferred tax assets established in prior years. In addition, the effective tax rate for fiscal 2012 was impacted by a $1.6 million reduction in deferred tax liabilities related to the change in tax status of a subsidiary.

With the exception of the earnings for a Taiwanese subsidiary in fiscal year 2011, all earnings of foreign subsidiaries are considered indefinitely reinvested for the periods presented. In fiscal year 2011, the Company could not conclude that the earnings of a Taiwanese subsidiary could be considered indefinitely invested and, accordingly, provided for the earnings in its tax provision, which increased the tax provision by $842,000 in that fiscal year. This provision was reversed in fiscal year 2012 after the Company completed a reorganization of its foreign subsidiaries. Undistributed earnings of all foreign subsidiaries as of September 28, 2012 aggregated $27.5 million. It is not practicable to determine the U.S. federal and state deferred tax liabilities associated with such foreign earnings.

Activity related to unrecognized tax benefits is as follows (in thousands):

Balance — October 2, 2009	$102
Additions based on previous years tax positions	335

Balance — October 1, 2010	437
Additions based on current year tax positions	—

Balance — September 30, 2011	437
Additions based on current year tax positions	597
Reductions based on prior year tax positions	(437)

Balance — September 28, 2012	$597

In addition to the unrecognized tax benefits reflected above, the Company has not recognized a foreign net operating loss carryforward with tax benefit of $487,000 as of September 28, 2012, which may become recognizable in future periods.

The balance of the unrecognized tax benefit is included in other long-term liabilities in the accompanying consolidated balance sheets. It is the Company’s policy to recognize interest and penalties related to income tax obligations as a component of income tax expense. Interest and penalties included in the income tax provisions were immaterial for all periods presented. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense by $597,000.

A summary of the fiscal tax years that remain subject to examination, as of September 28, 2012, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States — federal	2000 — forward
United States — various states	2008 — forward
Ireland	2008 — forward

Generally, the Company is no longer subject to federal income tax examinations for years before 2008, except to the extent of the Mimix loss and tax credit carryforwards from those years.

16. SHARE-BASED COMPENSATION PLANS

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and non-employees in the Company’s consolidated statements of operations during the periods presented (in thousands):

	Fiscal Years
	2012	2011	2010
Cost of revenue	$704	$308	$214
Research and development	967	219	143
Selling, general and administrative	1,989	753	828

Total	$3,660	$1,280	$1,185

The Company has three equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan), the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP).

Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one, four or five years. As of September 28, 2012, the Company had 7.8 million shares available for future grants under the 2012 Plan.

A summary of stock option activity for the fiscal year 2012 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding — September 30, 2011	2,292	$1.28	8.2	$32,662

Exercised	(366)
Canceled or expired	(65)

Options outstanding — September 28, 2012	1,861	$1.23	7.1	$21,352

Options vested and expected to vest — September 28, 2012	1,476	$1.36	7.1	$16,744

Options exercisable — September 28, 2012	819	$1.24	7.1	$9,391

A summary of stock options outstanding as of September 28, 2012 is as follows (in thousands, except per share amounts):

Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Term	Number of Shares Exercisable
0.64	1,169	6.9	510
2.00	676	7.5	302
11.08	16	8.7	7

	1,861	7.1	819

Included in the outstanding stock options in the table above are options granted for the purchase of 350,000 shares of common stock issued to certain employees with vesting contingent upon the achievement of specific performance targets.

The fair value of options vested during fiscal years 2012, 2011 and 2010 was $430,000, $541,000 and $340,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on September 28, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $4.6 million for fiscal year 2012. As of September 28, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was $534,000, which is expected to be recognized over the next 1.1 years.

No options were granted in fiscal year 2012. The weighted-average assumptions used for calculating the fair value of stock options granted during the prior two fiscal years were as follows:

	Fiscal Years
	2011	2010
Risk-free interest rate	1.9%	2.4%
Expected term (years)	5.8	6.0
Expected volatility	52.7%	54.1%
Expected dividends	—%	—%

A summary of restricted stock activity for fiscal year 2012 is as follows (in thousands):

	Number of Shares	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Issued and unvested — September 30, 2011	225	2.3	$3,485

Granted	14
Vested	(106)
Canceled or expired	(2)

Issued and unvested shares — September 28, 2012	131	2.0	$1,668

Shares expected to vest	118	2.0	$1,502

No restricted stock units were issued prior to March 2012. A summary of restricted stock unit activity for fiscal year 2012 is as follows (in thousands):

	Number of Shares	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Unvested shares — September 30, 2011	—	—	$—
Granted	462
Canceled or expired	(11)

Unvested shares — September 28, 2012	451	3.2	$5,723

Shares expected to vest	392	3.2	$4,980

As of September 28, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs and restricted stock was approximately $7.5 million, which is expected to be recognized over the next 2.9 years.

Concurrently with the IPO in March 2012, the ESPP became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. To date the board of directors has provided for an initial offering period of eight months, followed by six-month offering periods thereafter. As of September 28, 2012, total unrecognized compensation cost related to the ESPP was approximately $0.1 million, which is expected to be recognized through the first quarter of fiscal year 2013. In November 2012, 71,000 shares of common stock were issued under the ESPP.

The financial impact of any modifications to share-based awards during the periods presented was immaterial.

For the purpose of determining the exercise prices of the Company’s share-based awards prior to the IPO, fair value of the Company’s common stock was contemporaneously estimated by its board of directors as of each grant date, with input from management. Since the IPO, the Company’s quoted market price represents the fair value of the common stock.

Certain of the share-based awards granted and outstanding as of September 28, 2012 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP.

17. PREFERRED STOCK

Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. As a result, common stock is the Company’s only outstanding capital stock as of September 28, 2012.

As of October 3, 2009, the Company had authorized 162.3 million shares of Series A convertible preferred stock (“Series A”). The Series A was convertible into common stock, provided voting rights to the holders, earned dividends at an annual rate of 8%, when and if declared, and held rights to receive preferential payments in the event of any sale, liquidation, dissolution, or winding-up of the Company. Upon completion of the Mimix Merger on May 28, 2010, the Series A, as a class of preferred stock, was canceled.

On March 16, 2010, the Company’s board of directors and stockholders authorized 117,626,500 shares of $0.001 par value preferred stock; 100,000,000 shares of which were designated as Series A-1 convertible preferred stock (“Series A-1”) and 17,626,500 shares of which were designated as Series A-2 convertible preferred stock (“Series A-2”). Together, Series A-1 and Series A-2 are referred to as Class A.

In December 2010, the Company authorized 34,169,560 shares and issued 34,169,559.75 shares of Class B to new investors for $120.0 million in gross proceeds and net proceeds of $118.7 million. In connection with the Class B issuance, the Company also issued warrants to the new investors to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including within 10 days following consummation of a sale of all or substantially all assets or capital stock or other equity securities of the Company, including by merger consolidation, recapitalization, or similar transactions, if not otherwise exercised.

Prior to cancellation in connection with the IPO, the voting and dividend rights and preferences of Class A and Class B preferred stock were as follows:

Voting Rights—The holders were entitled to vote on all matters with the number of votes equal to the number of shares of common stock into which each share of preferred stock was convertible, voting as a single class, to elect all of the members of the board of directors, providing that the Class A stockholders had the right to elect three directors and Class B stockholders had the right to elect one director. The Class A and Class B stockholders also had other exclusive rights relating to approval of certain Company transactions.

Dividends—The holders were entitled to receive dividends at a rate of 8% per annum of the established “original price” of $0.265 per share for Series A-1, $2.50 per share for Series A-2 and $3.51 per share for Class B, when and if declared by the board of directors. Dividends were required to be declared and paid on Class B prior to Class A and on Class A prior to common stock and the holders of the preferred stock participated in further dividends on an as if converted to common stock basis after the preferential dividends were paid.

Liquidation Rights—In the event of any liquidation, dissolution, winding-up, or acquisition of the Company or substantially all of the Company’s assets, the holders of the preferred stock were entitled to be paid preferential amounts out of the assets of the Company available for distribution to its stockholders before any distribution payments were made to the holders of common stock. The preferential amount payable to Class B was to be paid prior to any payments on Class A or common stock and was equal to the greater of (i) the original issuance price of $3.51 per share, as may be adjusted for any stock dividends, combinations or splits with respect to such shares (“Class B Liquidation Value”), plus any declared and unpaid dividends and (ii) 75% of the Class B Liquidation Value, plus any declared and unpaid dividends, plus an amount equal to the Class B’s ratable portion, if any, of the aggregate amount of remaining proceeds distributable to the holders of common stock and preferred stock (on an as-converted to common stock basis) after payment of all preferred stock liquidation preferences in connection with such liquidation event. If the assets of the Company were not sufficient to satisfy the required Class B Liquidation Value, the total assets available for distribution were to be paid ratably to the

Class B stockholders. The preferential amount payable to Class A preferred stock was to be paid prior to any payments on common stock and is equal to $0.795 per share in the case of the Series A-1 and $2.50 per share in the case of the Series A-2, plus any declared and unpaid dividends. If the remaining assets of the Company after satisfaction of the Class B Liquidation Value were not sufficient to satisfy the required Class A liquidation preferences, the total assets available for distribution were to be paid ratably to the Class A stockholders. After satisfaction of the liquidation preferences of the Class A, holders of Class A will participate in the distribution of any remaining assets of the Company ratably with the holders of common stock on an as-if-converted to common stock basis.

Conversion—Each share of Class A and Class B was convertible into common stock at any time or upon the affirmative vote to convert by a majority of the holders of each Class. Each share of Class A and Class B automatically converted into .25 shares of common stock on the completion of the IPO .

Redemption—The Class B was redeemable on or after December 21, 2017 at the election of a majority of the holders, if then outstanding, at the greater of (i) the Class B Liquidation Value, plus any accrued dividends, which were to accrue at a rate of 8% to 14% should the Company delay redemption (“Default Dividends”), plus any declared and unpaid dividends and (ii) 75% of the Class B Liquidation Value, plus any accrued Default Dividends and declared and unpaid dividends, plus the fair market value, as defined, of the common stock issuable upon conversion of the Class B.

Qualified Public Offering or QPO Preference—The Class B stockholders were eligible to receive a preference payment based upon a formula that resulted in $60.0 million being paid to the Class B stockholders upon the close of the IPO on March 20, 2012.

The Class B was recorded outside of permanent stockholders’ equity as mezzanine equity due to the existence of the optional redemption rights. As a result of the amendments to the preference rights of Class A described above, the Company reclassified the Class A from stockholders’ equity to mezzanine equity in December 2010. The reclassification was made at the issuance date fair value, which aggregated $106.4 million.

The Company initially recorded the carrying value of the Class B as the total gross proceeds from the issuance less issuance costs, the fair value of the warrants (see Note 18) and the fair value of the Class B Conversion Liability discussed further below. The Company accreted the carrying value of the redeemable securities, including the Class B, to their redemption values using the effective interest method over the period from issuance to earliest redemption date. The accretion was recorded as an increase in the carrying value of the redeemable securities and a reduction to additional paid in capital, or in the absence of such, as an increase in the accumulated deficit.

A summary of the allocation of proceeds to and changes in the carrying value of the Class B follows (in thousands):

	Shares	Amount
Balance — October 1, 2010		$—
Issuance of Class B redeemable
Issuance of Class B redeemable convertible preferred stock	34,170	120,000

Less:
Issuance costs		(1,321)
Fair value of common stock warrant		(5,656)
Fair value of Class B conversion liability		(41,641)

Initial recorded value		71,382
Accretion		4,236

Balance — September 30, 2011		75,618
Accretion		2,616
Reclassification upon conversion of Class B to common stock		(78,234)

Balance — September 28, 2012		$—

Class B Conversion Liability—The Class B redemption right allowed the holders to elect to receive a greater redemption amount related to the fair value of the Company’s common stock. This feature and the QPO Preference are embedded derivatives not deemed clearly and closely related to the host contract, Class B, due to, among other things, the potential cash settlement of both features. The embedded derivatives have been aggregated for financial reporting purposes. Accordingly, the embedded derivatives require separate accounting from the Class B. Upon issuance of the Class B, the estimated fair values of these embedded derivatives were bifurcated from the remainder of the Class B proceeds and recorded as long-term liabilities in the accompanying consolidated financial statements. Prior to March 2012, the carrying values of the embedded derivatives were adjusted to fair value at the end of each reporting period and the changes in fair value recognized in the statements of operations. The Class B conversion liabilities were settled upon the closing of the Company’s IPO in March 2012. The following is a summary of the changes in the carrying value of the Class B conversion liability (in thousands):

Balance — October 1, 2010	$—
Estimated fair value upon issuance	41,641
Change in estimated fair value	39,737

Balance — September 30, 2011	81,378
Change in estimated fair value	44,119
Payment of Class B preference	(60,000)
Reclassification upon conversion of Class B to common stock	(65,497)

Balance — September 28, 2012	$—

18. STOCKHOLDERS’ EQUITY (DEFICIT)

The carrying value of Series A-1 and Series A-2 was reported outside of stockholders’ equity (deficit) as of September 30, 2011.

On March 16, 2010, the Company’s board of directors and stockholders approved changing the par value of the common stock from $0.01 per share to $0.001 per share. In addition, on March 16, 2010, the board of directors and stockholders approved the issuance of 100,000,000 shares of Series A-1 in exchange for 24,500,000 shares of outstanding common stock. The Company has reserved 45,055,922 shares of common stock as of September 30, 2011, for the issuance and exercise of stock options and conversions of convertible preferred stock.

Special Dividend—On January 4, 2011, in connection with the Class B issuance, the Company declared and paid a special dividend of $80 million to Class A and common stockholders of record on that date, including $863,000 held in escrow pursuant to the Mimix Merger. Dividends of $0.63 per share, $0.81 per share and $2.44 per share were payable to the record holders as of January 4, 2011 of the Company’s Series A-1, Series A-2 and common stock, respectively, aggregating $80.0 million. Pursuant to the terms of an escrow agreement, $228,000 was reclaimed by the Company upon resolution of an indemnification claim against the escrow and the reclaim of certain shares of Series A-2 in fiscal year 2012.

Common Stock Warrants—In connection with the Class B issuance, the Company issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities of the Company, including by merger, consolidation, recapitalization, or similar transactions. Prior to completion of the IPO in March 2012, the number of shares issuable upon exercise of the warrants were subject to potential increases pursuant to certain antidilution rights included in the agreements. Following completion of the IPO in March 2012, and pursuant to an investor rights agreement between the Company and the holders of the warrants, the holders of the warrants have the right in certain circumstances to require the Company to register the warrants or the underlying shares of common stock for resale under the Securities Act. The Company does not have a sufficient number of shares currently registered and available to satisfy the request for registration, if such is made. As of September 28, 2012, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.

The inclusion of antidilution rights and the subsequent registration rights result in the warrants being recorded outside stockholders’ equity (deficit) and as a liability in accordance with authoritative accounting literature. The Company is recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. The following is a summary of the activity of the warrant liability (in thousands):

Balance — October 1, 2010	$—
Estimated fair value upon issuance	5,656
Change in estimated fair value	5,080

Balance — September 30, 2011	10,736
Change in estimated fair value	(3,175)

Balance — September 28, 2012	$7,561

Noncontrolling Interest—The Company recorded a noncontrolling interest for the equity interests in a subsidiary that was not 100% owned by the Company or one of its wholly owned subsidiaries. On June 28, 2010, another wholly-owned subsidiary of the Company purchased substantially all of the remaining noncontrolling interest in the Taiwan subsidiary for $220,000, increasing the Company’s indirect ownership from 79.2% to 99.996%. The net income attributable to noncontrolling interest was $195,000 in fiscal year 2010 and the Company incurred an immaterial loss on the acquisition of the noncontrolling interest in fiscal year 2010.

19. RELATED-PARTY TRANSACTIONS

The Company’s majority stockholder controls another entity, GaAs Labs, LLC (GaAs Labs), which was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for fiscal years 2012, 2011 and 2010 include $360,000, $720,000 and $720,000, respectively, for such services. No amounts were payable as of September 30, 2011 or September 28, 2012.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of an IC device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. The Company received related payments of $200,000 from Ubiquiti through September 28, 2012, which has been recognized as revenue during the fiscal year. As of September 28, 2012, $100,000 is included in accounts receivable and deferred revenue.

In April 2012, the Company entered into a services agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In fiscal year 2012, the Company billed GaAs Labs $185,000 for services provided pursuant to this agreement and has recorded the amount as other income in the accompanying consolidated statements of operations.

20. DIVESTITURES

In the second and third quarters of fiscal year 2011, the Company sold non-core assets representing two businesses to two separate acquirers, receiving cash proceeds aggregating $3.0 million. The Company has no continuing interests in either business. One sale resulted in a loss of $1.3 million and the other sale resulted in a gain of $1.6 million. The net gain arising from the divestitures is included in income from discontinued operations in the accompanying consolidated statement of operations for fiscal year 2011. The following is a summary of operating results through the dates of divestiture related to the divested businesses (in thousands):

	2011	2010
Revenue	$5,808	$14,860

Income from discontinued operations before income taxes	$67	$63
Gain on sale of assets, net	329	—
Income tax benefit	358	431

Income from discontinued operations, net	$754	$494

21. EARNINGS PER SHARE

The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2012	2011	2010
Numerator:
Net income (loss) available to controlling interest	$(1,016)	$(1,016)	$6,834
Accretion to redemption value of redeemable convertible preferred stock	(2,616)	(4,236)	—
Participating preferred dividends	—	—	(6,298)
Dividends declared and paid or payable to preferred stockholders	—	(76,216)	—

Net income (loss) attributable to common stockholders	$(3,632)	$(81,468)	$536

Dividends declared and paid to common stockholders	$—	$3,784	$—

Denominator:
Weighted average common shares outstanding-basic	24,758	1,505	11,880
Dilutive effect of options and restricted stock	—	—	706

Weighted average common shares outstanding-diluted	24,758	1,505	12,586

Common stock earnings per share-basic:
Distributed	$—	$2.51	$—
Undistributed	(0.15)	(54.13)	0.05

Net common stock earnings per share	$(0.15)	$(51.62)	$0.05

Common stock earnings per share-diluted:
Distributed	$—	$2.51	$—
Undistributed	(0.15)	(54.13)	0.04

Net common stock earnings per share	$(0.15)	$(51.62)	$0.04

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Fiscal Years
	2012	2011	2010
Stock options and restricted stock	1,821	3,042	3,727
Convertible preferred stock	17,733	—	—
Warrants	141	—	—

Total common stock equivalent shares excluded	19,695	3,042	3,727

The table above excludes 1.3 million and 75,000 shares of common stock for fiscal years 2011 and 2010, respectively, issuable upon exercise of out-of-the money common stock warrants.

22. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information regarding noncash investing and financing activities:

•

As of September 28, 2012 and September 30, 2011, the Company had $1.1 million and $2.9 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable, accrued liabilities and other long-term liabilities. These amounts have been excluded from the payments for purchases of property and equipment until paid.

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

•

In fiscal year 2011, pursuant to the terms of an escrow agreement with certain former Mimix stockholders, the Company withheld the payment of $863,000 in dividends, which were either paid or forfeited in fiscal year 2012 pursuant to the terms of the arrangement.

23. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company has one reportable operating segment which designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated net revenue, gross profit, and operating income (loss).

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Fiscal Years
Revenue by Geographic Region	2012	2011	2010
United States	$159,479	$166,176	$156,942
International (1)	142,724	144,119	103,355

Total	$302,203	$310,295	$260,297

	As Of
	September 28, 2012	September 30, 2011
Long-Lived Assets by Geographic Region
United States	$23,027	$21,317
International (2)	7,182	4,047

Total	$30,209	$25,364

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 11%.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2012	2011	2010
Customer A	18%	21%	23%
Customer B	16%	12%	11%

Accounts Receivable	September 28, 2012	September 30, 2011
Customer A	16%	18%
Customer B	18%	12%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2012, 2011 and 2010, ten customers represented 55%, 61% and 58% of total revenue, respectively.

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year 2012
Revenue	$73,035	$77,480	$77,125	$74,563	$302,203
Gross profit	31,415	36,549	35,404	31,534	134,902
Net income (loss)	22,042	(53,561)	13,545	16,958	(1,016)
Per share data (1)
Net income (loss), basic	$0.43	$(8.02)	$0.30	$0.37	$(0.15)

Net income (loss), diluted	$0.20	$(8.02)	$0.29	$0.36	$(0.15)

Fiscal Year 2011
Revenue	$74,909	$77,884	$78,700	$78,802	$310,295
Gross profit	30,614	32,245	34,118	34,883	131,860
Income (loss) from continuing operations	8,285	(8,303)	(41,902)	40,150	(1,770)
Net income (loss)	8,606	(9,757)	(40,015)	40,150	(1,016)
Per share data (1)
Net income (loss), basic	$0.13	$(55.50)	$(25.03)	$0.29	$(54.13)

Net income (loss), diluted	$0.04	$(56.44)	$(25.03)	$0.12	$(54.13)

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 28, 2012.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.macomtech.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 28, 2012.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan, however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of September 28, 2012 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)(3)(4)
Equity Compensation Plans Approved by Security Holders	1,860,791	$1.23	9,238,981
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,860,791	$1.23	9,238,981

1.	Does not include 581,990 unvested shares outstanding as of September 28, 2012 in the form of restricted stock awards or restricted stock units under our 2012 Plan, which do not require the payment of any consideration by the recipients.
2.	Includes 450,617 restricted stock units granted and outstanding as of September 28, 2012.
3.

The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan.
4.	The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 28, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 28, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011

Consolidated Statements of Operations for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010

Consolidated Statements of Cash Flows for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

Exhibit Number	Description

2.1	Purchase Agreement by and among Cobham Defense Electronic Systems Corporation, Lockman Electronic Holdings Limited and Kiwi Stone Acquisition Corp., dated as of March 30, 2009, as amended (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the others parties named therein, dated April 7, 2011(incorporated by reference to Exhibit 2.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*	M/A-COM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan.

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan.

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2012).

10.8*	Offer of Employment Letter to Joseph Thomas, Jr., dated July 9, 2009, as amended (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.9*	Offer of Employment Letter to Charles Bland, dated February 8, 2011 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.10*	Offer of Employment Letter to Conrad Gagnon, dated May 1, 2009 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.11*	Offer of Employment Letter to Robert Donahue, dated July 16, 2009, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 7, 2012).

10.12*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.13*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.14*	Management Services Agreement with GaAs Labs, LLC dated October 15, 2008, as amended (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.15	Third Amendment to Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 4, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2012).

10.16	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.17	Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., Barclays Capital, RBS Citizens, N.A. and Raymond James Bank, FSB, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).
10.18	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated February 24, 2012 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.19	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated November 6, 2012.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 27, 2012

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC. Registrant

By:	/s/ Charles Bland
Charles Bland
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 27, 2012.

Signature and Title	Signature and Title
/s/ Charles Bland	/s/ John Ocampo
Charles Bland	John Ocampo
Chief Executive Officer	Chairman of the Board
Director (principal executive officer) /s/ Conrad R. Gagnon	/s/ Susan Ocampo Susan Ocampo Director
Conrad R. Gagnon Chief Financial Officer (principal accounting and financial officer)	/s/ Peter Chung Peter Chung Director

/s/ Gil Van Lunsen
Gil Van Lunsen
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase Agreement by and among Cobham Defense Electronic Systems Corporation, Lockman Electronic Holdings Limited and Kiwi Stone Acquisition Corp., dated as of March 30, 2009, as amended (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the others parties named therein, dated April 7, 2011 (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*	M/A-COM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan.

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan.

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2012).

10.8*	Offer of Employment Letter to Joseph Thomas, Jr., dated July 9, 2009, as amended (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.9*	Offer of Employment Letter to Charles Bland, dated February 8, 2011 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.10*	Offer of Employment Letter to Conrad Gagnon, dated May 1, 2009 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.11*	Offer of Employment Letter to Robert Donahue, dated July 16, 2009, as amended (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 7, 2012).

10.12*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.13*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.14*	Management Services Agreement with GaAs Labs, LLC dated October 15, 2008, as amended (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.15	Third Amendment to Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 4, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2012).

10.16	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.17	Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., Barclays Capital, RBS Citizens, N.A. and Raymond James Bank, FSB, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.18	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated February 24, 2012 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.19	Augmenting Lender Supplement to the Credit Agreement among M/A-COM Technology Solutions, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., dated November 6, 2012.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.