Form 10-Q
period 2012-12-28
M/A-COM Technology Solutions Holdings, Inc.
filed 2013-02-01
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

or

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

As of January 24, 2013, there were 45,795,892 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 28, 2012	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,574	$84,528
Accounts receivable, net	52,142	54,184
Inventories	58,629	57,459
Income taxes receivable	2,138	4,939
Prepaid expenses and other current assets	2,945	3,660
Deferred income taxes	8,264	8,264

Total current assets	216,692	213,034
Property and equipment, net	29,548	30,209
Goodwill	3,990	3,990
Intangible assets, net	17,987	18,776
Other assets	1,989	2,064

TOTAL ASSETS	$270,206	$268,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,964	$26,958
Accrued liabilities	13,445	13,867
Income taxes payable	201	330
Deferred revenue	8,067	7,992
Current portion of contingent consideration	405	6,580

Total current liabilities	47,082	55,727
Common stock warrant liability	9,587	7,561
Other long-term liabilities	1,235	1,236
Deferred income taxes	4,091	4,091

Total liabilities	61,995	68,615

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	46	45
Additional paid-in capital	350,699	347,971
Treasury stock	(762)	(685)
Accumulated deficit	(141,628)	(147,736)
Accumulated other comprehensive loss	(144)	(137)

Total stockholders’ equity	208,211	199,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,206	$268,073

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 28, 2012	December 30, 2011
Revenue	$75,014	$73,035
Cost of revenue	42,749	41,620

Gross profit	32,265	31,415

Operating expenses:
Research and development	9,823	9,891
Selling, general and administrative	10,867	11,278
Accretion of contingent consideration	(172)	169
Restructuring charges	—	1,586

Total operating expenses	20,518	22,924

Income from operations	11,747	8,491

Other income (expense)
Accretion of common stock warrant liability	(2,026)	1,458
Accretion of Class B conversion liability	—	13,620
Interest expense	(226)	(181)
Other income—related party	84	—

Total other income (expense)	(2,168)	14,897

Income before income taxes	9,579	23,388
Income tax provision	3,471	1,346

Net income	6,108	22,042
Accretion of redeemable preferred stock and participating stock dividends	—	(21,291)

Net income attributable to common stockholders	$6,108	$751

Net income per share:
Basic	$0.13	$0.43

Diluted	$0.13	$0.20

Shares used to compute net income per common share:
Basic	45,511	1,747

Diluted	46,870	3,753

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	December 28, 2012	December 30, 2011
Net income	$6,108	$22,042
Foreign currency translation loss	(7)	(33)

Total comprehensive income	$6,101	$22,009

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 28, 2012	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$199,458
Issuance of common stock upon exercise of common stock options and employee stock purchases	208	1	—	—	—	844	—	845
Vesting of restricted common stock and units	20	—		—	—	—	—	—
Repurchase of common stock		—	6	(77)	—	—	—	(77)
Share-based and other incentive compensation	—	—	—	—	—	1,263	—	1,263
Excess tax benefits	—	—	—	—	—	621	—	621
Foreign currency translation	—	—	—	—	(7)	—	—	(7)
Net income	—	—	—	—	—	—	6,108	6,108

Balance at December 28, 2012	45,680	$46	49	$(762)	$(144)	$350,699	$(141,628)	$208,211

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 28, 2012	December 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,108	$22,042
Adjustments to reconcile net income to net cash from operating activities:
Accretion of common stock warrant liability	2,026	(1,458)
Accretion of Class B conversion liability	—	(13,620)
Accretion of asset retirement obligations	21	19
Depreciation and amortization	3,464	2,683
Accretion of contingent consideration	(172)	169
Amortization of acquired unfavorable lease	(189)	(61)
Deferred income taxes	—	(1,833)
Loss on disposal of property and equipment	—	3
Share-based and other noncash incentive compensation	1,263	533
Change in operating assets and liabilities:
Payment of contingent consideration	(5,328)	—
Accounts receivable	2,042	4,594
Inventories	(1,170)	(217)
Prepaid expenses and other assets	817	35
Accounts payable	(2,522)	(2,479)
Accrued and other liabilities	(65)	3,186
Income taxes	2,672	(1,523)
Deferred revenue	75	(3,817)

Net cash from operating activities	9,042	8,256

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(1,580)	(4,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and offering costs	(126)	(1,334)
Proceeds from stock option exercises and employee stock purchases	845	21
Excess tax benefits	621	—
Repurchase of common stock	(77)	—
Payments of contingent consideration	(675)	(15,000)
Payments to Mimix Holdings, Inc. preferred and common stockholders	(4)	—

Net cash from financing activities	584	(16,313)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,046	(12,560)
CASH AND CASH EQUIVALENTS — Beginning of period	84,528	45,668

CASH AND CASH EQUIVALENTS — End of period	$92,574	$33,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$111	$—

Income taxes (refunded) paid, net	$(25)	$4,613

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (M/A-COM or the Company) was incorporated in Delaware on March 25, 2009. M/A-COM is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, M/A-COM has offices in North America, Europe, Asia and Australia.

The Company has one reportable operating segment which designs, develops, manufactures and markets semiconductors and modules.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the SEC on November 28, 2012. The Company completed its initial public offering (IPO) in March 2012.

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal years 2012 and 2013 are 52 weeks in length.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2013. The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

2. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$405	$—	$—	$405

Common stock warrant liability	$9,587	$—	$—	$9,587

	September 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$6,580	$—	$—	$6,580

Common stock warrant liability	$7,561	$—	$—	$7,561

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended December 28, 2012
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	December 28, 2012
Contingent consideration	$6,580	$(172)	$—	$(6,003)	$—	$405

Common stock warrant liability	$7,561	$2,026	$—	$—	$—	$9,587

	Three Months Ended December 30, 2011
	September 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	December 30, 2011

Contingent consideration	$25,502	$169	$—	$(15,000)	$—	$10,671

Common stock warrant liability	$10,736	$(1,458)	$—	$—	$—	$9,278

Class B conversion liability	$81,378	$(13,620)	$—	$—	$—	$67,758

The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by the Company. Specifically, the Company considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments were discounted to present value using risk-adjusted discount rates. We paid Cobham Defense Electronic Corporation (Cobham) a final payment of $6.0 million for the final earn-out period ending September 30, 2012 in November 2012 and no further amounts are owed under the arrangement.

The maximum aggregate earn-out potentially payable by us to the former stockholders and option holders of Optomai, Inc. (Optomai), which was acquired in April 2011, is $16.0 million for the second annual earn-out period ending March 30, 2013. The Company did not make any payment related to the first earn-out period that expired on March 31, 2012 and it is uncertain whether any amount related to the second earn-out period that expires on March 31, 2013 will be paid.

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of December 28, 2012, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 8.0 years, expected volatility of 42.6% and risk free rate of 1.4%. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

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

3. OUTSTANDING SHARES

Outstanding shares of our common stock as of December 28, 2012 and September 28, 2012 presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 111,000 and 131,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that are subject to forfeiture.

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 28, 2012	September 28, 2012
Raw materials	$29,398	$29,922
Work-in-process	5,721	5,472
Finished goods	23,510	22,065

Total	$58,629	$57,459

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 28, 2012	September 28, 2012
Machinery and equipment	$42,159	$38,795
Leasehold improvements	4,992	4,876
Furniture and fixtures	699	699
Construction in process	2,567	4,188
Computer equipment and software	6,648	6,594

Total property and equipment	57,065	55,152
Less accumulated depreciation and amortization	(27,517)	(24,943)

Property and equipment—net	$29,548	$30,209

Depreciation and amortization expense related to property and equipment for the three months ended December 28, 2012 and December 30, 2011 was $2.6 million and $2.0 million, respectively.

6. DEBT

On September 30, 2011, the Company entered a loan agreement with a syndicate of lenders, which was subsequently augmented in February and November 2012. The agreement provides for a revolving credit facility of up to $150.0 million that matures in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The Company also pays a fee on the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of December 28, 2012 and September 28, 2012, there were no outstanding borrowings under the revolving credit facility.

7. INTANGIBLE ASSETS

Intangible assets include an indefinite-lived trade name with a carrying value of $3.4 million and the following amortizable intangible assets (in thousands):

	Total	Acquired Technology	Customer Relationships
As of December 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(11,567)	(6,832)	(4,735)

Intangible assets—net	$14,587	$6,922	$7,665

As of September 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(10,778)	(6,358)	(4,420)

Intangible assets—net	$15,376	$7,396	$7,980

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Three Months Ended
	December 28, 2012	December 30, 2011
Cost of revenue	$474	$382
Selling, general and administrative	315	258

Total	$789	$640

Estimated amortization of the intangible assets in future fiscal years as of December 28, 2012 (in thousands):

2013 (rest of fiscal year)	$2,366
2014	3,155
2015	3,155
2016	2,391
2017	1,627
Thereafter	1,893

Total	$14,587

8. INCOME PER SHARE

Basic net income per common share is presented in conformity with the two-class method required for participating securities. Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. As a result, common stock is the only outstanding capital stock since the IPO.

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential dilutive common shares consist of common shares issuable upon the exercise of warrants, stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 28, 2012	December 30, 2011
Numerator:
Net income	$6,108	$22,042
Accretion to redemption value of redeemable convertible preferred stock	—	(1,415)
Participating preferred stock dividends	—	(19,777)
Participating restricted stock dividends	—	(99)
	—	—

Net income attributable to common stockholders	$6,108	$751

Denominator:
Weighted average common shares outstanding-basic	45,511	1,747
Dilutive effect of options and warrants	1,359	2,006

Weighted average common shares outstanding-diluted	46,870	3,753

Common stock earnings per share:
Basic	$0.13	$0.43

Diluted	$0.13	$0.20

9. COMMITMENTS AND CONTINGENCIES

Operating Leases—Pursuant to the terms of a facility lease, the Company would be obligated to reimburse a landlord for lease incentives of up to $1.0 million should the Company default on the lease during the term, which expires in January 2018.

Unused Letter of Credit—As of December 28. 2012 and September 28, 2012, the Company had outstanding unused letters of credit from a bank aggregating $246,000.

Purchase Commitments—As of December 28, 2012 and September 28, 2012, the Company had outstanding noncancelable purchase commitments aggregating $5.1 million and $6.3 million, respectively, pursuant to inventory supply arrangements.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on December 20, 2012, but did not resolve the lawsuit. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013. The Company intends to continue to defend the lawsuit vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of material loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

10. RESTRUCTURINGS

The Company recorded restructuring charges of $1.9 million in fiscal year 2012, representing the full cost of a reduction in staffing action and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The action was designed to further lower operating costs. The unpaid restructuring costs of $128,000 as of December 28, 2012 are expected to be paid through the second quarter of fiscal year 2013. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance-September 28, 2012	$328
Payments	(200)

Balance-December 28, 2012	$128

11. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	December 28, 2012	December 30, 2011
Cost of revenue	$317	$30
Research and development	372	98
Selling, general and administrative	934	345

Total stock-based compensation expense	$1,623	$473

A summary of stock option activity for the three months ended December 28, 2012, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 28, 2012	1,861	$1.23	7.1	$21,352

Exercised	(138)	1.13
Forfeited, canceled or expired	(271)	0.64

Outstanding-December 28, 2012	1,452	$1.34	6.8	$19,734

Options vested and expected to vest as of December 28, 2012	1,347	$1.40	6.8	$18,234

Options vested and exercisable as of December 28, 2012	814	$1.26	6.8	$11,124

Included in the table above as of December 28, 2012 were stock options for the purchase of 125,000 shares of common stock whereby vesting was contingent upon the achievement of specific performance targets. On December 31, 2012, these stock options expired unvested due to the performance targets not being achieved.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on December 28, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $1.5 million for the three months ended December 28, 2012. No options were granted in the three months ended December 28, 2012. As of December 28, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $398,000, which is expected to be recognized over the next 1.0 years.

A summary of restricted stock and units activity for the three months ended December 28, 2012, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 28, 2012	582	2.9	$7,391

Granted	191
Vested	(20)
Forfeited, canceled or expired	(5)

Issued and unvested-December 28, 2012	748	2.8	$11,171

Shares expected to vest-December 28, 2012	698	2.8	$10,426

The total intrinsic value of awards vesting was $250,000 for the three months ended December 28, 2012. As of December 28, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units was $8.7 million, which is expected to be recognized over the next 2.8 years.

As of December 28, 2012, total unrecognized compensation cost related to the 2012 Employee Stock Purchase Plan (ESPP) was approximately $0.2 million, which is expected to be recognized through the third quarter of fiscal year 2013.

Certain of the share-based awards granted and outstanding as of September 28, 2012 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

Effective September 29, 2012, pursuant to an “evergreen” provision, the number of shares of common stock available for issuance under the 2012 Omnibus Incentive Plan and the ESPP were increased by 1.9 million shares and 0.6 million shares, respectively.

There were no material modifications to stock-based awards during the periods presented.

12. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S.

income tax. For interim periods, the Company records a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rate for the three months ended December 28, 2012 and December 30, 2011 was driven primarily by an aggregate of $2.0 million and $(15.1) million, respectively, of (gain) expense related to changes in fair values of the Company’s Class B conversion and common stock warrant liabilities, which are not deductible, income taxed in foreign jurisdictions at generally lower income tax rates and, for the three months ended December 30, 2011, a $1.6 million deferred income tax benefit resulting from a change in the deferred income tax liability due to a change in the tax status of a subsidiary.

The American Taxpayer Relief Act of 2012 (ATR Act) was enacted on January 2, 2013 which, among other things, provides a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. The Company has not recorded the benefit of these credits since December 31, 2011. The Company will record the benefit from these credits in the second quarter of fiscal year 2013 as a result of the enactment of the ATR Act.

13. RELATED PARTY TRANSACTIONS

The Company’s majority stockholder controls another entity, GaAs Labs, LLC (GaAs Labs), which was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for the three months ended December 30, 2011 include $180,000 for such services. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of a device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. Pursuant to the terms of the agreement, the Company received $100,000 from Ubiquiti during the three months ended December 28, 2012, all of which is included in deferred revenue as of December 28, 2012.

In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the three months ended December 28, 2012, the Company billed GaAs Labs $84,000 for services provided pursuant to this agreement and has recorded the amount as other income in the accompanying condensed consolidated statements of operations.

14. SUPPLEMENTAL CASH FLOW INFORMATION

As of December 28, 2012 and December 30, 2011, the Company had $1.5 million and $3.1 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment until paid.

15. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	December 28, 2012	December 30, 2011
United States	$44,440	$37,685
International (1)	30,574	35,350

Total	$75,014	$73,035

	As of
Long-Lived Assets by Geographic Region	December 28, 2012	September 28, 2012
United States	$22,383	$23,027
International (2)	7,165	7,182

Total	$29,548	$30,209

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 15%.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	December 28, 2012	December 30, 2011
Customer A	16%	21%
Customer B	26%	13%

	As of
Accounts Receivable	December 28, 2012	September 28, 2012
Customer A	19%	16%
Customer B	18%	18%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended December 28, 2012 and December 30, 2011, ten customers represented 62% and 54% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the Securities and Exchange Commission (SEC) on November 28, 2012.

M/A-COM Technology Solutions Holdings, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us” or “our.”

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this report, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the SEC on November 28, 2012. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in four large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry and Multi-market, which includes industrial, medical, mobile communications and scientific applications. Commencing in the three months ended December 28, 2012, we separated Automotive from Multi-market in presenting our revenue by market for the current and historical periods due to its growing significance to our overall business. We have one reportable operating segment, semiconductors and modules. We have a 52-or 53-week fiscal year ending on the Friday closest to September 30.

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

We believe the primary drivers of our future revenue growth will include:

•	early customer engagement with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service multiple end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our 38 product lines;

•	introduction of, and the market’s reception to, new products that command higher prices because of added features, higher levels of integration and improved performance; and

•	growth in the market for high-performance analog semiconductors generally, and in our four primary markets in particular.

Our core strategy is to develop innovative, high-performance products that address our customers’ most difficult technical challenges in our primary markets: Networks, A&D, Automotive and Multi-market. While sales in any or all of our target markets may slow or decline from period to period, over the long term we generally expect to benefit from strength in these markets.

We expect growth in the Networks market to be primarily driven by continued upgrades and expansion of communications equipment to support expansion in Internet traffic, driven by the proliferation of mobile computing devices such as smartphones and tablets coupled with bandwidth rich services such as video on demand and cloud computing.

We expect growth in the A&D market to be driven by the upgrading of radar applications and battlefield communications devices designed to improve situational awareness. Growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict.

We expect continued strength in the Automotive market, subject to fluctuations in our largest customer’s market share and overall macroeconomic conditions.

Multi-market is our most diverse market, and we expect steady growth over the long term in this market for our multi-purpose catalog products.

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

Gross margin was 43.0% for both the three months ended December 28, 2012 and December 30, 2011. Over the long-term we generally expect continued improvement in our gross margin as we continue implementing cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

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

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs.

Other income (expense). Other income (expense) consists of accretion of our common stock warrant liability, accretion of our Class B conversion liability, which was settled in March 2012, interest expense and income from our administrative and business development services agreement with GaAs Labs, which is an affiliate of our directors and majority stockholders John and Susan Ocampo.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to contingent consideration liabilities, common stock warrant liabilities and, through the completion of the IPO in March 2012, Class B conversion liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended
	December 28, 2012	December 30, 2011
Revenue	$75,014	$73,035
Cost of revenue (1)	42,749	41,620

Gross profit	32,265	31,415

Operating expenses:
Research and development (1)	9,823	9,891
Selling, general and administrative (1) (4)	10,867	11,278
Accretion of contingent consideration	(172)	169
Restructuring charges	—	1,586

Total operating expenses	20,518	22,924

Income from operations	11,747	8,491

Other income (expense):
Accretion of common stock warrant liability (2)	(2,026)	1,458
Accretion of Class B conversion liability (3)	—	13,620
Interest expense (1)	(226)	(181)
Other income—related party	84	—

Total other income (expense)	(2,168)	14,897

Income before income taxes	9,579	23,388
Income tax provision	3,471	1,346

Net income	$6,108	$22,042

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended
	December 28, 2012	December 30, 2011
Amortization expense:
Cost of revenue	$474	$382
Selling, general and administrative	315	258
Non-cash compensation expense: (a)
Cost of revenue	288	36
Research and development	321	106
Selling, general and administrative	654	391
Amortization of deferred financing costs – interest expense	99	59

(a)	Includes (i) share-based compensation and (ii) other non-cash incentive compensation.
(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.
(4)	Includes Optomai litigation costs of $0.2 million incurred in the three months ended December 28, 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 28, 2012	December 30, 2011
Revenue	100.0%	100.0%
Cost of revenue	57.0	57.0

Gross margin	43.0	43.0

Operating expenses:
Research and development	13.1	13.5
Selling, general and administrative	14.5	15.4
Accretion of contingent consideration	(0.2)	0.2
Restructuring charges	—	2.2

Total operating expenses	27.4	31.4

Income from operations	15.7	11.6

Other income (expense):
Accretion of common stock warrant liability	(2.7)	2.0
Accretion of Class B conversion liability	—	18.6
Interest expense	(0.3)	(0.2)
Other income—related party	0.1	—

Total other income (expense)	(2.9)	20.4

Income before income taxes	12.8	32.0

Income tax provision	4.6	1.8

Net income	8.1%	30.2%

Comparison of the Three Months Ended December 28, 2012 to the Three Months Ended December 30, 2011

Revenue. Our revenue increased $2.0 million, or 2.7%, to $75.0 million for the three months ended December 28, 2012 from $73.0 million for the three months ended December 30, 2011. The increase in revenue in the 2012 period was primarily due to continued strength in our Automotive market, partially offset by soft demand in our Networks market, which we believe reflects a slowdown in capital spending by telecommunications operators, driven by a weak macroeconomic environment.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended
	December 28, 2012	December 30, 2011	% Change
Networks	$17,435	$21,963	(20.6)%
A&D	20,794	20,806	(0.1)%
Automotive	21,144	11,594	82.4%
Multi-Market	15,641	18,672	(16.2)%

Total	$75,014	$73,035

Networks	23.2%	30.1%
A&D	27.7	28.5
Automotive	28.2	15.9
Multi-Market	20.9	25.6

Total	100%	100%

In the three months ended December 28, 2012, our Networks market revenue decreased by $4.5 million, or 20.6%, compared to the three months ended December 30, 2011. The decrease in the period was attributable primarily to a slowdown in capital spending by telecommunications operators for cellular infrastructure and wireless backhaul, partially offset by growth in sales of our CATV, broadband, and optical products.

In the three months ended December 28, 2012, our A&D market revenue was unchanged at $20.8 million compared to the three months ended December 30, 2011. We attribute this to a generally consistent demand environment for our radar products in both periods.

In the three months ended December 28, 2012, our Automotive revenues increased by $9.6 million, or 82.4%, compared to the three months ended December 30, 2011. We attribute this growth primarily to adoption by our largest automotive customer of our GPS modules across the majority of its domestic fleet as well as further penetration into the international market.

In the three months ended December 28, 2012, our Multi-market revenues decreased by $3.0 million, or 16.2%, compared to the three months ended December 30, 2011. We attribute this decrease primarily to our ramp down of certain higher volume business targeting consumer products and general industry softness.

Gross margin. Gross margin was 43.0% for the three months ended December 28, 2012 and December 30, 2011. Gross margin in the 2012 period was negatively impacted by product mix, primarily due to the increase in revenue from lower gross margin automotive products, as well as increases in supplies, non-cash compensation, repairs, depreciation and amortization, offset by lower payroll, external services and relocation expenses.

Research and development. R&D expense decreased by $0.1 million to $9.8 million, or 13.1% of our revenue, for the three months ended December 28, 2012 compared with $9.9 million, or 13.5% of our revenue, for the three months ended December 30, 2011. Research and development costs in the 2012 period decreased as compared to the 2011 period primarily as a result of increases in foreign government research grants and tax credits, partially offset by higher costs for seminars and conferences, non-cash compensation and engineering supplies.

Selling, general and administrative. SG&A expense decreased $0.4 million, or 3.6%, to $10.9 million, or 14.5% of our revenue, for the three months ended December 28, 2012 compared with $11.3 million, or 15.4% of our revenue, for the three months ended December 30, 2011. In the 2011 period we incurred higher professional fees for preparation and audits of historical financial statements required for our IPO, as well as higher employee relocation costs, partially offset by increases in the 2012 period for non-cash compensation, litigation, insurance and other public company costs.

Accretion of contingent consideration. Accretion of contingent consideration resulted in a gain of $0.2 million for the three months ended December 28, 2012 compared with expense of $0.2 million for the three months ended December 30, 2011. Accretion of contingent consideration is a result of changes in the fair value of the contingent consideration we pay or expect to pay related to acquisitions.

Restructuring charges. Restructuring charges were zero for the three months ended December 28, 2012 compared with $1.6 million for the three months ended December 30, 2011. The restructuring charge in the 2011 period related to a reduction of staffing during the period and represents severance and related benefits that we paid in fiscal year 2012.

Income from operations. Income from operations increased $3.3 million, or 38.3%, to $11.7 million or 15.7% of our revenue for the three months ended December 28, 2012 compared with $8.5 million or 11.6% of our revenue for the three months ended December 30, 2011.

Accretion of common stock warrant liability. Common stock warrant expense of $2.0 million for the three months ended December 28, 2012 compares to a gain of $1.5 million for the three months ended December 30, 2011. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $0.2 million for the three months ended December 28, 2012 and December 30, 2011.

Other income—related party. In the three months ended December 28, 2012, we billed GaAs Labs $0.1 million, for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income.

Provision for income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 28, 2012 of 36.2% was driven primarily by $2.0 million of expense related to the change in fair value of our common stock warrant liabilities, which are not taxable, and income earned in foreign jurisdictions with lower income tax rates than in the U.S., partially offset by U.S. state income taxes. The American Taxpayer Relief Act of 2012 (ATR Act) was enacted on January 2, 2013 which, among other things, provides a retroactive two-year extension of the U.S. research and development tax credits that had previously expired on December 31, 2011. We have not recorded the benefit of these credits since December 31, 2011. We will record the benefit from these credits in the second quarter of fiscal year 2013 as a result of the enactment of the ATR Act.

Liquidity and Capital Resources

As of December 28, 2012, we held $92.6 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $9.0 million in the three months ended December 28, 2012, of which the principal components were a net income of $6.1 million, plus non-cash expense of $6.4 million, partially offset by unfavorable changes in operating assets and liabilities of $3.5 million. The net change in operating assets and liabilities includes decreases in accounts receivable, accounts payable, and income taxes receivable of $2.0 million, $2.5 million and $2.7 million, respectively. In the three months ended December 28, 2012, inventory increased by $1.2 million and prepaid and other assets decreased by $0.8 million. In addition, during the period we paid Cobham $6.0 million as a third and final earn-out payment, $5.3 million of which is reflected as a reduction of cash from operations and the remaining $0.7 million is reflected as a reduction of cash from financing activities.

Cash used in investing activities was $1.6 million in the three months ended December 28, 2012, all of which consisted of purchases of property and capital equipment, including renovation of a leased facility and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools.

Cash from financing activities was $0.6 million in the three months ended December 28, 2012. In November 2012, we increased the borrowing capacity under our revolving line of credit and, in connection therewith, we paid $0.1 million of financing fees in the period. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $1.5 million during the period. We also repurchased common stock from employees for $0.1 million in connection with the vesting of restricted stock awards during the period to cover related tax withholding obligations. As described above, cash from financing activities also includes $0.7 million pursuant to a third and final earn-out payment paid to Cobham.

Pursuant to a loan agreement we entered into in September 2011 with a syndicate of lenders, as augmented in February and November 2012, we have a revolving credit facility with up to $150.0 million in borrowing availability maturing in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted London InterBank Offered Rate (LIBOR) plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. In addition, we pay a fee related to the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of December 28, 2012 and had no outstanding borrowings under the revolving credit facility as of that date.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested since we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 28, 2012, cash held by our foreign subsidiaries was $9.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December  28, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of December 28, 2012, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the three months ended December 28, 2012.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on December 20, 2012, but did not resolve the lawsuit. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013. We intend to continue to defend the lawsuit vigorously.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company and its suppliers (Ford), which accounted for 15.8% of our revenue for fiscal year 2012 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, and Ford’s continuing to design our products into its auto platforms as they evolve.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal years 2012, 2011 and 2010, sales to our distributor Richardson Electronics, an Arrow Electronics Company (Richardson), and to Ford each accounted for more than 10% of our revenue. Sales to our top 10 direct and distribution customers accounted for 55%, 61% and 58%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $35.8 million, $36.1 million and $25.8 million for our fiscal years 2012, 2011 and 2010, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. For example, our efforts to develop new and improved process technologies for use in our products requires substantial expenditures that may not generate any return on investment, or may generate a return on investment that is inadequate.

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

It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed, technology, industry standards and customer platforms evolve, or new technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may in the future have on our revenue and gross margin, we attempt to actively manage the prices of our existing products and introduce new process technologies and products in the market that exhibit higher performance, new features that are in demand, or lower manufacturing cost. Despite this strategy, we may experience price erosion in select product platforms or generally in future periods. Failure to maintain our current prices or to successfully execute on our new product development strategy will cause our revenue and gross margin to decline, which could decrease the value of your investment in our common stock.

We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Hittite Microwave Corporation across most of our primary markets. Our other significant competitors include, among others, Aeroflex, Inc., Avago, Inc., Microsemi Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc.

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

Our past acquisitions of Mimix Holdings, Inc. and Optomai required significant management time and attention relating to the transaction and subsequent integration. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

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

We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and die, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy for lowering our fixed operating costs. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs, and misappropriation of our intellectual property. For example, a defective batch of a chemical etchant received from a supplier caused scrap loss in our internal manufacturing facility in March 2011, which reduced manufacturing yields and gross profit by $0.7 million for fiscal year 2011. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. Where we do have long-term supply commitments, they may result in our being obligated to purchase more material than we need, materially and negatively impacting our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customer but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customer.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Long Beach, California, Santa Clara, California, Sydney, Australia, Belfast, Northern Ireland and Cork, Ireland locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

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

Our products involve complexities in both their design and the semiconductor process technology employed in their fabrication. In many cases, the products are also assembled in customized packages or feature high levels of integration. Our products must meet exacting customer specifications for quality, performance and reliability. Our manufacturing yield, or the percentage of units of a given product in a given period that is usable relative to all such units produced, is a combination of yields including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production. Our customers may also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

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

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as gallium arsenide (GaAs), indium phosphide (InP) or gallium nitride (GaN) to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

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

Any payment of earn-outs will reduce the cash we otherwise would have available for general corporate purposes. If an earn-out payment is required in connection with our sale to a future acquirer, it will reduce the proceeds otherwise available for distribution to stockholders in connection with the closing of such sale. Earn-outs can also have negative effects on our operations, such as limiting or delaying our ability to fully integrate an acquired business into our business and giving acquired personnel incentives that may differ from those of the rest of our employees.

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

As of December 28, 2012, we have a revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $150.0 million, subject to compliance with financial and other covenants. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

Our largest stockholders control a significant amount of our outstanding common stock. As of December 28, 2012, John and Susan Ocampo beneficially owned 55.2% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.7% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

We are a “controlled company” within the meaning of the rules of the NASDAQ Stock Market, and, as a result, will qualify for, and will rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

We currently are a “controlled company”, currently plan to rely on the exemption regarding the requirement that a majority of the board of directors consist of independent directors in the future, and may utilize any or all of these exemptions from time to time in the future. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2012—October 26, 2012	—		$—	—	—
October 27, 2012—November 23, 2012	6,306	(1)	12.07	—	—
November 24, 2012—December 28, 2012	—		—	—	—

Total	6,306		$12.07	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, we withheld the shares noted in the table above from employees to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued such shares for purposes of calculating the number of shares to be withheld. All such withholding repurchases were conducted outside of a publicly-announced repurchase plan.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	Third Amendment to Lease Agreement, dated October 4, 2012, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2012).

10.2	Lease Agreement, dated October 4, 2012, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2012).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 1, 2013	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 1, 2013	By:	/s/ Conrad Gagnon
Conrad Gagnon
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	Third Amendment to Lease Agreement, dated October 4, 2012, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2012).

10.2	Lease Agreement, dated October 4, 2012, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2012).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.