Form 10-Q
period 2013-03-29
M/A-COM Technology Solutions Holdings, Inc.
filed 2013-05-03
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2013, there were 46,044,585 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 29, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$103,329	$84,528
Accounts receivable, net	49,646	54,184
Inventories	57,202	57,459
Income taxes receivable	3,869	4,939
Prepaid expenses and other current assets	4,957	3,660
Deferred income taxes	8,264	8,264

Total current assets	227,267	213,034
Property and equipment, net	29,539	30,209
Goodwill	3,990	3,990
Intangible assets, net	17,198	18,776
Other assets	1,738	2,064

TOTAL ASSETS	$279,732	$268,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,803	$26,958
Accrued liabilities	12,424	13,867
Income taxes payable	651	330
Deferred revenue	7,574	7,992
Current portion of contingent consideration	—	6,580

Total current liabilities	45,452	55,727
Common stock warrant liability	10,656	7,561
Other long-term liabilities	801	1,236
Deferred income taxes	4,091	4,091

Total liabilities	61,000	68,615

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	46	45
Additional paid-in capital	353,259	347,971
Treasury stock	(762)	(685)
Accumulated deficit	(133,542)	(147,736)
Accumulated other comprehensive loss	(269)	(137)

Total stockholders’ equity	218,732	199,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,732	$268,073

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	$77,824	$77,480	$152,838	$150,515
Cost of revenue	43,963	40,931	86,712	82,551

Gross profit	33,861	36,549	66,126	67,964

Operating expenses:
Research and development	10,150	8,773	19,973	18,664
Selling, general and administrative	12,705	11,040	23,572	22,318
Accretion of contingent consideration	(405)	(1,247)	(577)	(1,078)
Restructuring charges	—	—	—	1,586

Total operating expenses	22,450	18,566	42,968	41,490

Income from operations	11,411	17,983	23,158	26,474

Other income (expense)
Accretion of common stock warrant liability	(1,069)	(7,447)	(3,095)	(5,989)
Accretion of Class B conversion liability	—	(57,739)	—	(44,119)
Interest expense	(200)	(203)	(426)	(384)
Other income - related party	86	—	170	—

Total other income (expense)	(1,183)	(65,389)	(3,351)	(50,492)

Income (loss) before income taxes	10,228	(47,406)	19,807	(24,018)
Income tax provision	2,142	6,155	5,613	7,501

Net income (loss)	8,086	(53,561)	14,194	(31,519)
Accretion of redeemable preferred stock and participating stock dividends	—	(1,201)	—	(2,616)

Net income (loss) attributable to common stockholders	$8,086	$(54,762)	$14,194	$(34,135)

Net income (loss) per share:
Basic	$0.18	$(8.02)	$0.31	$(7.93)

Diluted	$0.17	$(8.02)	$0.30	$(7.93)

Shares used to compute net income (loss) per common share:

Basic	45,789	6,829	45,649	4,306

Diluted	47,168	6,829	46,986	4,306

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income (loss)	$8,086	$(53,561)	$14,194	$(31,519)
Foreign currency translation gain (loss)	(125)	49	(132)	16

Total comprehensive income (loss)	$7,961	$(53,512)	$14,062	$(31,503)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2012	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$199,458
Issuance of common stock upon exercise of common stock options and employee stock purchases	381	1	—	—	—	1,030	—	1,031
Vesting of restricted common stock and units	167	—		—	—	—	—	—
Repurchase of common stock		—	6	(77)	—	—	—	(77)
Share-based and other incentive compensation	—	—	—	—	—	2,946	—	2,946
Excess tax benefits	—	—	—	—	—	1,312	—	1,312
Foreign currency translation	—	—	—	—	(132)	—	—	(132)
Net income	—	—	—	—	—	—	14,194	14,194

Balance at March 29, 2013	46,000	$46	49	$(762)	$(269)	$353,259	$(133,542)	$218,732

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 29, 2013	March 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,194	$(31,519)
Adjustments to reconcile net income to net cash from operating activities:
Accretion of common stock warrant liability	3,095	5,989
Accretion of Class B conversion liability	—	44,119
Accretion of asset retirement obligations	32	38
Depreciation and amortization	6,943	5,623
Accretion of contingent consideration	(577)	(1,078)
Amortization of acquired unfavorable lease	(189)	(108)
Deferred income taxes	—	(1,828)
Loss on disposal of property and equipment	8	28
Share-based and other non-cash incentive compensation	2,946	996
Change in operating assets and liabilities:
Payment of contingent consideration	(5,328)	—
Accounts receivable	4,538	(2,277)
Inventories	257	2,692
Prepaid expenses and other assets	(1,018)	(457)
Accounts payable	(2,648)	2,110
Accrued and other liabilities	(1,189)	(292)
Income taxes	1,391	(716)
Deferred revenue	(418)	(5,162)

Net cash from operating activities	22,037	18,158

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(4,697)	(9,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and offering costs	(126)	(2,146)
Proceeds from stock option exercises and employee stock purchases	1,031	104
Excess tax benefits	1,312	—
Repurchase of common stock	(77)	(330)
Payments of contingent consideration	(675)	(15,000)
Payment of dividends	—	(204)
Payments to former Mimix Holdings, Inc. stockholders	(4)	(17)
Proceeds from initial public offering, net of underwriters’ discount	—	98,175
Payment of Class B preference	—	(60,000)

Net cash from financing activities	1,461	20,582

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,801	29,075
CASH AND CASH EQUIVALENTS — Beginning of period	84,528	45,668

CASH AND CASH EQUIVALENTS — End of period	$103,329	$74,743

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$235	$100

Cash paid for income taxes	$3,381	$9,731

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

2. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 29, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Common stock warrant liability	$10,656	$—	$—	$10,656

	September 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$6,580	$—	$—	$6,580

Common stock warrant liability	$7,561	$—	$—	$7,561

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended March 29, 2013
	December 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 29, 2013
Contingent consideration	$405	$(405)	$—	$—	$—	$—

Common stock warrant liability	$9,587	$1,069	$—	$—	$—	$10,656

	Three Months Ended March 30, 2012
	December 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 30, 2012
Contingent consideration	$10,671	$(1,247)	$—	$—	$—	$9,424

Common stock warrant liability	$9,278	$7,447	$—	$—	$—	$16,725

Class B conversion liability	$67,758	$57,739	$—	$(125,497)	$—	$—

	Six Months Ended March 29, 2013
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 29, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Common stock warrant liability	$7,561	$3,095	$—	$—	$—	$10,656

	Six Months Ended March 30, 2012
	September 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 30, 2012
Contingent consideration	$25,502	$(1,078)	$—	$(15,000)	$—	$9,424

Common stock warrant liability	$10,736	$5,989	$—	$—	$—	$16,725

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

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

The Company has an earn-out arrangement with the former stockholders and option holders of Optomai, Inc. (Optomai), which was acquired in April 2011. The Company has not made any earn-out payments pursuant to the arrangement to date. In May 2013, the arrangement was amended such that the final earn-out period was extended through September 2013 and the maximum earn-out payment that may be paid was limited to $3.8 million, subject to potential reductions. Any earn-out expected to be paid under the amended terms will be expensed over the period commencing on the amendment date through September 2013.

Prior to the Company’s IPO in March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. After March 2012, the quoted market price of the common stock underlying the warrants has been used. As of March 29, 2013, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 7.7 years, expected volatility of 42.7% and risk free rate of 1.6%.

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 29, 2013	September 28, 2012
Raw materials	$32,081	$29,922
Work-in-process	4,289	5,472
Finished goods	20,832	22,065

Total	$57,202	$57,459

In the three months ended March 29, 2013, the Company refined its estimation process used to capitalize material and manufacturing variances to inventory to better reflect its current business. This change resulted in a $1.1 million increase to inventory as of March 29, 2013 and a corresponding reduction to costs of sales for the three and six months then ended.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 29, 2013	September 28, 2012
Machinery and equipment	$44,176	$38,795
Leasehold improvements	4,987	4,876
Furniture and fixtures	717	699
Construction in process	2,984	4,188
Computer equipment and software	6,674	6,594

Total property and equipment	59,538	55,152
Less accumulated depreciation and amortization	(29,999)	(24,943)

Property and equipment — net	$29,539	$30,209

Depreciation and amortization expense related to property and equipment for the three months ended March 29, 2013 and March 30, 2012 was $2.6 million and $2.2 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended March 29, 2013 and March 30, 2012 was $5.2 million and $4.2 million, respectively

5. DEBT

On September 30, 2011, the Company entered a loan agreement with a syndicate of lenders, which was subsequently augmented in February and November 2012. The agreement provides for a revolving credit facility of up to $150.0 million that matures in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The Company also pays a fee on the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of March 29, 2013 and September 28, 2012, there were no outstanding borrowings under the revolving credit facility.

6. INTANGIBLE ASSETS

Intangible assets include an indefinite-lived trade name with a carrying value of $3.4 million and the following amortizable intangible assets (in thousands):

	Total	Acquired Technology	Customer Relationships
As of March 29, 2013
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(12,356)	(7,306)	(5,050)

Intangible assets - net	$13,798	$6,448	$7,350

As of September 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(10,778)	(6,358)	(4,420)

Intangible assets - net	$15,376	$7,396	$7,980

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of revenue	$474	$382	$948	$764
Selling, general and administrative	315	257	630	515

Total	$789	$639	$1,578	$1,279

Estimated amortization of the intangible assets in future fiscal years as of March 29, 2013 (in thousands):

2013 (rest of fiscal year)	$1,577
2014	3,155
2015	3,155
2016	2,391
2017	1,627
Thereafter	1,893

Total	$13,798

7. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 29, 2013.

Outstanding shares of our common stock as of March 29, 2013 and September 28, 2012 presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 93,000 and 131,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that are subject to forfeiture.

8. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share was presented in conformity with the two-class method required for participating securities. Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. As a result, common stock is the only outstanding capital stock since the IPO.

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Numerator:
Net income (loss)	$8,086	$(53,561)	$14,194	$(31,519)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,201)	—	(2,616)

Net income (loss) attributable to common stockholders	$8,086	$(54,762)	$14,194	$(34,135)

Denominator:
Weighted average common shares outstanding-basic	45,789	6,829	45,649	4,306

Dilutive effect of options and warrants	1,379	—	1,337	—

Weighted average common shares outstanding-diluted	47,168	6,829	46,986	4,306

Common stock income (loss) per share:
Basic	$0.18	$(8.02)	$0.31	$(7.93)

Diluted	$0.17	$(8.02)	$0.30	$(7.93)

The table above excludes the effects of shares of common stock issuable upon exercise of stock options and warrants as well as the common stock issuable upon the conversion of preferred stock for the three and six months ended March 30, 2012 as the inclusion of which would be antidilutive.

9. COMMITMENTS AND CONTINGENCIES

Unused Letter of Credit—As of March 29, 2013 and September 28, 2012, the Company had outstanding unused letters of credit from a bank aggregating $246,000.

Purchase Commitments—As of March 29, 2013 and September 28, 2012, the Company had outstanding non-cancelable purchase commitments aggregating $4.7 million and $6.3 million, respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

GigOptix Matter. In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against the Company, its subsidiary Optomai, and five of the employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following its April 2011 acquisition of Optomai, the Company.

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its Complaint for the second time to delete its causes of action for negligent and intentional interference with economic advantage and unfair competition, leaving the following causes of action to be adjudicated: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served and responded to written discovery requests, produced documents and conducted witness depositions.

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

CSR Matter. In January 2013, CSR Technology Inc. (“CSR”) filed a complaint against the Company in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to the Company’s purported failure to honor an alleged minimum purchase commitment contract between the Company with respect to certain semiconductor chips previously supplied by CSR for use in our automotive module product. The complaint claims alleged damages of $2.2 million and asks for attorney’s fees and other remedies. The Company filed an answer to the complaint on January 28, 2013. The parties are proceeding with discovery and document production.

The Company intends to continue to defend the aforementioned lawsuits vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of material loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

10. RESTRUCTURINGS

The Company recorded restructuring charges of $1.9 million in fiscal year 2012, representing the full cost of a reduction in staffing action and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The action was designed to further lower operating costs. The unpaid restructuring costs of $14,000 as of March 29, 2013 are expected to be paid through the third quarter of fiscal year 2013. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance-September 28, 2012	$328
Payments	(314)

Balance-March 29, 2013	$14

In April 2013, the Company commenced the implementation of a restructuring plan to further reduce manufacturing and operating costs through a reduction of staffing. This restructuring plan will be implemented in the third quarter of fiscal 2013 and is expected to result in a charge of approximately $1.1 million to $1.3 million, representing the full cost of the actions and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. These costs are expected to be paid through the first quarter of fiscal year 2014.

11. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of revenue	$292	$38	$609	$68
Research and development	484	114	856	212
Selling, general and administrative	907	279	1,841	624

Total stock-based compensation expense	$1,683	$431	$3,306	$904

A summary of stock option activity for the six months ended March 29, 2013, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 28, 2012	1,861	$1.23	7.1	$	21,352
Exercised	(310)	1.12
Forfeited, canceled or expired	(396)	0.64

Outstanding-March 29, 2013	1,155	1.45	6.6		16,883

Options vested and expected to vest as of March 29, 2013	1,120	1.45	6.6	$	16,377

Options vested and exercisable as of March 29, 2013	774	1.31	6.6		11,430

Aggregate intrinsic value represents the difference between the Company’s closing stock price on March 29, 2013 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $4.1 million for the six months ended March 29, 2013. No options were granted in the six months ended March 29, 2013. As of March 29, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $316,000, which is expected to be recognized over the next 1.2 years.

A summary of restricted stock and units activity for the six months ended March 29, 2013, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 28, 2012	582	2.9	$7,391
Granted	604
Vested	(167)
Forfeited, canceled or expired	(16)

Issued and unvested-March 29, 2013	1,003	3.1	16,115

Shares expected to vest-March 29, 2013	849	3.1	13,650

The total intrinsic value of awards vesting was $2.7 million for the six months ended March 29, 2013. As of March 29, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units was $11.7 million, which is expected to be recognized over the next 3.1 years.

As of March 29, 2013, total unrecognized compensation cost related to the 2012 Employee Stock Purchase Plan (ESPP) was not material.

Certain of the share-based awards granted and outstanding as of March 29, 2013 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended March 29, 2013 and March 30, 2012 was driven primarily by expenses related to the changes in fair values of the common stock warrant liability and, in the 2012 periods, the Class B conversion liability, neither of which are deductible for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates partially offset by U.S. state income taxes, and, in the 2013 periods, a benefit relating to the retroactive reinstatement of the U.S. research and development tax credits, and, in the 2012 periods, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

13. RELATED PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs), a stockholder and a company controlled by one of our directors, was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for the three months ended March 30, 2012 include $180,000 for such services. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of a device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. Pursuant to the terms of the agreement, the Company received $100,000 from Ubiquiti during the six months ended March 29, 2013.

In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the three and six months ended March 29, 2013, the Company billed GaAs Labs $86,000 and $170,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

14. SUPPLEMENTAL CASH FLOW INFORMATION

As of March 29, 2013 and March 30, 2012, the Company had $1.1 million and $1.7 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

15. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
United States	$46,454	$38,645	$90,894	$76,330
International (1)	31,370	38,835	61,944	74,185

Total	$77,824	$77,480	$152,838	$150,515

	As of
Long-Lived Assets by Geographic Region	March 29, 2013	September 28, 2012
United States	$22,811	$23,027
International (2)	6,728	7,182

Total	$29,539	$30,209

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 13% as of March 29, 2013.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Customer A	15%	19%	15%	19%
Customer B	25%	13%	26%	13%

	As of
Accounts Receivable	March 29, 2013	September 28, 2012
Customer A	11%	16%
Customer B	21%	18%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended March 29, 2013 and March 30, 2012, ten customers represented 61% and 59% of total revenue, respectively. For the six months ended March 29, 2013 and March 30, 2012, ten customers represented 61% and 54% of total revenue, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this report, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on November 28, 2012. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 38 product lines serving over 6,000 end customers in four large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry; and Multi-market, which includes industrial, medical, mobile communications and scientific applications. Commencing in the first quarter of fiscal year 2013, we separated the products sold in our Automotive market from Multi-market in presenting our revenue by market for the current and historical periods due to its growing significance to our overall business. We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30.

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

We expect continued strength in the Automotive market subject to fluctuations in our largest customer’s market share and overall macroeconomic conditions.

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

Gross margin was 43.5% and 47.2% for the three months ended March 29, 2013 and March 30, 2012, respectively. Gross margin was 43.3% and 45.2% for the six months ended March 29, 2013 and March 30, 2012, respectively. Over the long-term we generally expect improvement in our gross margin as we continue implementing cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

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

As discussed in Part II, Item 1A. Risk Factors, as an emerging growth company and pursuant to Section 102(b)(1) of the JOBS Act, we have elected to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies, and thus our financial statements may not be comparable to those of other companies that comply with public company effective dates.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	$77,824	$77,480	$152,838	$150,515
Cost of revenue (1)	43,963	40,931	86,712	82,551

Gross profit	33,861	36,549	66,126	67,964

Operating expenses:
Research and development (1)	10,150	8,773	19,973	18,664
Selling, general and administrative (1) (4) (5)	12,705	11,040	23,572	22,318
Accretion of contingent consideration	(405)	(1,247)	(577)	(1,078)
Restructuring charges	—	—	—	1,586

Total operating expenses	22,450	18,566	42,968	41,490

Income from operations	11,411	17,983	23,158	26,474

Other income (expense):
Accretion of common stock warrant liability (2)	(1,069)	(7,447)	(3,095)	(5,989)

Accretion of Class B conversion liability (3)	—	(57,739)	—	(44,119)
Interest expense (1)	(200)	(203)	(426)	(384)
Other income - related party	86	—	170	—

Total other expense	(1,183)	(65,389)	(3,351)	(50,492)

Income (loss) before income taxes	10,228	(47,406)	19,807	(24,018)
Income tax provision	2,142	6,155	5,613	7,501

Net income (loss)	$8,086	$(53,561)	$14,194	$(31,519)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Amortization expense:
Cost of revenue	$474	$382	$948	$764
Selling, general and administrative	315	257	630	515
Non-cash compensation expense: (a)
Cost of revenue	292	42	580	78
Research and development	484	118	805	224
Selling, general and administrative	907	303	1,561	694
Amortization of deferred financing costs – interest expense	74	73	173	132

(a) Includes (i) share-based compensation and (ii) other non-cash incentive compensation.

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.
(4)	Includes Optomai litigation costs of $0.2 million and $0.4 million, respectively, incurred in the three and six months ended March 29, 2013.
(5)	Includes $1.3 million of remediation costs pertaining to an exited leased facility incurred in the three and six months ended March 29, 2013.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.5	52.8	56.7	54.8

Gross margin	43.5	47.2	43.3	45.2

Operating expenses:
Research and development	13.0	11.3	13.1	12.4
Selling, general and administrative	16.3	14.2	15.4	14.8
Accretion of contingent consideration	(0.5)	(1.6)	(0.4)	(0.7)
Restructuring charges	—	—	—	1.1

Total operating expenses	28.8	24.0	28.1	27.6

Income from operations	14.7	23.2	15.2	17.6

Other income (expense):
Accretion of common stock warrant liability	(1.4)	(9.6)	(2.0)	(4.0)
Accretion of Class B conversion liability	—	(74.5)	—	(29.3)
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income - related party	0.1	—	0.1	—

Total other income (expense)	(1.5)	(84.4)	(2.2)	(33.5)

Income (loss) before income taxes	13.1	(61.2)	13.0	(16.0)

Income tax provision	2.8	7.9	3.7	5.0

Net income (loss)	10.4%	(69.1)%	9.3%	(20.9)%

Comparison of the Three and Six Months Ended March 29, 2013 to the Three and Six Months Ended March 30, 2012

Revenue. Our revenue increased $0.3 million, or 0.4%, to $77.8 million for the three months ended March 29, 2013 from $77.5 million for the three months ended March 30, 2012. Our revenue increased $2.3 million, or 1.5%, to $152.8 million for the six months ended March 29, 2013 from $150.5 million for the six months ended March 30, 2012. The increase in revenue in the 2013 periods was primarily due to continued strength in our Automotive market and, for the three months ended March 29, 2013, strength in our optical, CATV, and broadband products. These increases were partially offset by soft demand in our other markets, which we believe primarily reflects a slowdown in capital spending by telecommunications and radar operators driven by a weak macroeconomic environment.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 29, 2013	March 30, 2012	% Change	March 29, 2013	March 30, 2012	% Change
Networks	$21,960	$19,006	15.5%	$39,395	$40,969	(3.8)%
A&D	20,675	27,879	(25.8)%	41,469	48,685	(14.8)%
Automotive	19,957	12,177	63.9%	41,101	23,771	72.9%
Multi-Market	15,232	18,418	(17.3)%	30,873	37,090	(16.8)%

Total	$77,824	$77,480		$152,838	$150,515

Networks	28.2%	24.5%		25.8%	27.2%
A&D	26.6%	36.0%		27.1%	32.3%
Automotive	25.6%	15.7%		26.9%	15.8%
Multi-Market	19.6%	23.8%		20.2%	24.6%

Total	100.0%	100.0%		100.0%	100.0%

In the three months ended March 29, 2013, our Networks market revenue increased by $3.0 million, or 15.5%, compared to the three months ended March 30, 2012. In the six months ended March 29, 2013, our Networks market revenue decreased by $1.6 million, or 3.8%, compared to the six months ended March 30, 2012. The increase between the three month periods was primarily due to strength in our optical, CATV, and broadband products during the three months ended March 29, 2013 whereas the decrease between the six month periods was attributable primarily to an overall slowdown in capital spending by telecommunications operators for cellular infrastructure and wireless backhaul.

In the three months ended March 29, 2013, our A&D market revenue decreased by $7.2 million, or 25.8%, compared to the three months ended March 30, 2012. In the six months ended March 29, 2013, our A&D market revenue decreased by $7.2 million, or 14.8%, compared to the six months ended March 30, 2012. We attribute these decreases primarily to weaker demand for radar applications and weaker overall market demand for tactical and public safety radios.

In the three months ended March 29, 2013, our Automotive revenues increased by $7.8 million, or 63.9%, compared to the three months ended March 30, 2012. In the six months ended March 29, 2013, our Automotive revenues increased by $17.3 million, or 72.9%, compared to the six months ended March 30, 2012. We attribute this growth primarily to adoption by our largest automotive customer of our GPS modules across the majority of its domestic fleet as well as further penetration into the international market.

In the three months ended March 29, 2013, our Multi-market revenues decreased by $3.2 million, or 17.3%, compared to the three months ended March 30, 2012. In the six months ended March 29, 2013, our Multi-market revenues decreased by $6.2 million, or 16.8%, compared to the six months ended March 30, 2012. We attribute this decrease primarily to our ramp down of certain higher volume consumer targeted products and general industry softness.

Gross margin. Gross margin was 43.5% for the three months ended March 29, 2013 and 47.2% for the three months ended March 30, 2012. Gross margin was 43.3% for the six months ended March 29, 2013 and 45.2% for the six months ended March 30, 2012. Gross margin in the 2013 periods was negatively impacted by product mix, primarily due to the increase in revenue from lower gross margin automotive products as partially offset by increased sales of higher margin optical products. Gross margin in the 2013 periods was also negatively impacted by unfavorable manufacturing variances in comparison to the 2012 periods primarily as a result of the aforementioned ramp down of higher volume consumer targeted products as well as increases in non-cash compensation, depreciation and amortization. These were partially offset by a refinement in the estimation process we use to capitalize material and manufacturing variances to inventory to better reflect our current business, as well as lower payroll costs, external services and relocation expenses.

Research and development. R&D expense increased by $1.4 million, or 15.7%, to $10.2 million, or 13.0% of our revenue, for the three months ended March 29, 2013 compared with $8.8 million, or 11.3% of our revenue, for the three months ended March 30, 2012. R&D expense increased by $1.3 million, or 7.0%, to $20.0 million, or 13.1% of our revenue, for the six months ended March 29, 2013 compared with $18.7 million, or 12.4% of our revenue, for the six months ended March 30, 2012. Research and development costs in the 2013 periods increased as compared to the 2012 period primarily as a result of increases in engineering supplies, foundry purchases, wages and benefits, costs for seminars and conferences and non-cash compensation, partially offset by increased foreign government research grants and tax credits in the 2013 periods.

Selling, general and administrative. SG&A expense increased $1.7 million, or 15.1%, to $12.7 million, or 16.3% of our revenue, for the three months ended March 29, 2013 compared with $11.0 million, or 14.2% of our revenue, for the three months ended March 30, 2012. SG&A expense increased $1.3 million, or 5.6%, to $23.6 million, or 15.4% of our revenue, for the six months ended March 29, 2013 compared with $22.3 million, or 14.8% of our revenue, for the six months ended March 30, 2012. The increases in both 2013 periods was primarily due to a charge we recorded in the three months ended March 29, 2013 of $1.3 million pertaining to restoration of a leased facility that was exited in fiscal year 2012. The remaining increase in SG&A during the three month period was primarily due to increases in non-cash and other employee compensation, partially offset by reductions in bad debt expense and employee relocation costs.

Accretion of contingent consideration. Accretion of contingent consideration resulted in a gain of $0.4 million for the three months ended March 29, 2013 compared with gains of $1.2 million for the three months ended March 30, 2012. Accretion of contingent consideration resulted in a gain of $0.6 million for the six months ended March 29, 2013 compared with a gain of $1.1 million for the six months ended March 30, 2012. Accretion of contingent consideration is a result of changes in the fair value of the contingent consideration we pay or expect to pay related to acquisitions.

Restructuring charges. Restructuring charges were zero for the six months ended March 29, 2013 compared with $1.6 million for the six months ended March 30, 2012. The restructuring charge in the 2012 period related to a reduction of staffing during the period and represents severance and related benefits that we paid in fiscal year 2012.

In April 2013, we commenced the implementation of a restructuring plan to further reduce manufacturing and operating costs through a reduction of staffing. This restructuring plan will be implemented in the third quarter of fiscal 2013 and is expected to result in a charge of approximately $1.1 million to $1.3 million, representing the full cost of the actions and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. These costs are expected to be paid through the first quarter of fiscal year 2014.

Income from operations. Income from operations decreased $6.6 million, or 36.5%, to $11.4 million or 14.7% of our revenue for the three months ended March 29, 2013 compared with $18.0 million or 23.2% of our revenue for the three months ended March 30, 2012. Income from operations decreased $3.3 million, or 12.5%, to $23.2 million or 15.2% of our revenue for the six months ended March 29, 2013 compared with $26.5 million or 17.6% of our revenue for the six months ended March 30, 2012.

Accretion of common stock warrant liability. Common stock warrant expense of $1.1 million for the three months ended March 29, 2013 compares to $7.4 million for the three months ended March 30, 2012. Common stock warrant expense of $3.1 million for the six months ended March 29, 2013 compares to $6.0 million for the six months ended March 30, 2012. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $0.2 million for the three months ended March 29, 2013 and March 30, 2012. Interest expense was $0.4 million for the six months ended March 29, 2013 and March 30, 2012.

Other income - related party. In the three and six months ended March 29, 2013, we billed GaAs Labs $0.1 million and $0.2 million, respectively, for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income.

Provision for income taxes. The provision for income taxes was $2.1 million and $6.2 million for the three months ended March 29, 2013 and March 30, 2012, respectively, and $5.6 million and $7.5 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The provision for income taxes and the effective income tax rates decreased in the 2013 periods as compared to the respective 2012 periods, primarily due to the impact of a retroactive U.S. research and development tax credit that had previously expired on December 31, 2011 but was reinstated during the current quarter as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended March 29, 2013 and March 30, 2012 was driven primarily by expenses related to the changes in fair values of the common stock warrant liability and, in the 2012 periods, the Class B conversion liability, neither of which are deductible for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates partially offset by U.S. state income taxes, and, in the 2013 periods, a benefit relating to the retroactive reinstatement of the U.S. research and development tax credits, and, in the 2012 periods, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Liquidity and Capital Resources

As of March 29, 2013, we held $103.3 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $22.0 million in the six months ended March 29, 2013, of which the principal components were a net income of $14.2 million, plus non-cash expenses of $12.3 million, partially offset by changes in operating assets and liabilities of $4.4 million. The change in operating assets and liabilities includes decreases in accounts receivable and inventory of $4.5 million and $0.3 million, respectively as well as decreases in accounts payable, accrued and other liabilities and deferred revenue of $2.6 million, $1.2 million and $0.4 million, respectively. Prepaid and other assets increased by $1.0 million and net income taxes receivable decreased by $1.4 million. In addition, during the period we paid Cobham $6.0 million as a third and final earn-out payment, $5.3 million of which is reflected as a reduction of cash from operations and the remaining $0.7 million is reflected as a reduction of cash from financing activities.

Cash used in investing activities was $4.7 million in the six months ended March 29, 2013, all of which consisted of purchases of property and capital equipment, including renovation of a leased facility and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools.

Cash from financing activities was $1.5 million in the six months ended March 29, 2013. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $2.3 million during the period.

We have a revolving credit facility with up to $150.0 million in borrowing availability maturing in September 2016. Borrowings under the revolving credit facility bear a variable interest rate. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of March 29, 2013 and had no outstanding borrowings under the revolving credit facility as of that date.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested since we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 29, 2013, cash held by our foreign subsidiaries was $12.6 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

We did not have any off balance sheet arrangements as of March 29, 2013.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of March 29, 2013, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the three months ended March 29, 2013.

GigOptix Matter. In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against us, our subsidiary Optomai, and five employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following our April 2011 acquisition of Optomai, us.

In July 2011, GigOptix sought a temporary restraining order and thereafter an injunction on the same grounds, both of which were denied by the court. In August 2011, GigOptix amended its Complaint for the second time to delete its causes of action for negligent and intentional interference with economic advantage and unfair competition, leaving the following causes of action to be adjudicated: (i) breach of duty of loyalty against the Ex-Employees only, (ii) breach of contract against the Ex-Employees only, (iii) misappropriation of trade secrets against all defendants, and (iv) unfair business practices against all defendants. Each side has served and responded to written discovery requests, produced documents and conducted witness depositions.

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

CSR Matter. In January 2013, CSR Technology Inc. (“CSR”) filed a complaint against us in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips previously supplied by CSR for use in our automotive module product. The complaint claims alleged damages of $2.2 million and asks for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties are proceeding with discovery and document production. We intend to continue to defend the lawsuit vigorously.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for 15.8% of our revenue for fiscal year 2012 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms and Ford’s continuing to design our products into its auto platforms as they evolve, none of which are assured.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $35.8 million, $36.1 million and $25.8 million for our fiscal years 2012, 2011 and 2010, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. For example, our efforts to develop new and improved process technologies for use in our products requires substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate.

We may incur significant risk and expense in attempting to win new business, and such efforts may never generate revenue.

To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win.” These competitive selection processes can be lengthy and can require us to incur significant and unreimbursed design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures and selling, general and administrative expenses. Failure to obtain a design win sometimes prevents us from supplying components for an entire generation of a customer’s system. This can result in lost revenue and could weaken our position in future competitive selection processes.

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

We sometimes use earn-out arrangements when acquiring other companies. For example, we have entered into such an arrangement in connection with our Optomai acquisition, pursuant to which we may pay up to an additional $3.8 million based on sales of related products through September 2013.

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

From time to time we are a defendant in a litigation matters such as those described in Part II. Item 1, “Legal Proceedings” of this report. This and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. In particular, the injunctive relief requested by GigOptix in its pending litigation with us, if awarded by the court, could adversely impact the revenue we derive from our fiber optic product line, as could any related damage award or other negative development in that case. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise harm our business.

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

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us, or agreed settlement payment, could materially harm our business, financial condition and results of operations.

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

As of March 29, 2013, we have a revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $150.0 million, subject to compliance with financial and other covenants. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

Our largest stockholders control a significant amount of our outstanding common stock. As of March 29, 2013, John and Susan Ocampo beneficially owned 54.4% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.6% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

As an emerging growth company, we have elected to delay adoption of new or revised accounting standards, and thus our financial statements may not be comparable to those of most other companies.

Pursuant to the JOBS Act, as an emerging growth company, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is not an emerging growth company difficult, as they may be applying different standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A–COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended.

10.2	Amendment No. 1 to Agreement and Plan of Merger by and among M/A–COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 3, 2013	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2013	By:	/s/ Conrad Gagnon
Conrad Gagnon
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1	M/A–COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended.

10.2	Amendment No. 1 to Agreement and Plan of Merger by and among M/A–COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.