Form 10-Q
period 2013-06-28
M/A-COM Technology Solutions Holdings, Inc.
filed 2013-08-05
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

or

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

As of July 24, 2013, there were 46,332,274 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 28, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$115,631	$84,528
Accounts receivable, net	55,195	54,184
Inventories	54,654	57,459
Income taxes receivable	4,220	4,939
Prepaid expenses and other current assets	5,217	3,660
Deferred income taxes	8,365	8,264

Total current assets	243,282	213,034
Property and equipment, net	28,749	30,209
Goodwill	3,990	3,990
Intangible assets, net	16,410	18,776
Other assets	1,386	2,064

TOTAL ASSETS	$293,817	$268,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,130	$26,958
Accrued liabilities	15,621	20,447
Income taxes payable	834	330
Deferred revenue	8,065	7,992

Total current liabilities	48,650	55,727
Common stock warrant liability	9,596	7,561
Other long-term liabilities	813	1,236
Deferred income taxes	4,407	4,091

Total liabilities	63,466	68,615

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	46	45
Additional paid-in capital	355,503	347,971
Treasury stock	(762)	(685)
Accumulated deficit	(124,175)	(147,736)
Accumulated other comprehensive loss	(261)	(137)

Total stockholders’ equity	230,351	199,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,817	$268,073

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$82,225	$77,125	$235,063	$227,640
Cost of revenue	45,932	41,721	132,644	124,272

Gross profit	36,293	35,404	102,419	103,368

Operating expenses:
Research and development	11,120	9,193	31,093	27,857
Selling, general and administrative	12,980	10,706	36,552	33,024
Contingent consideration	—	101	(577)	(977)
Restructuring charges	950	—	950	1,586

Total operating expenses	25,050	20,000	68,018	61,490

Income from operations	11,243	15,404	34,401	41,878

Other income (expense)
Accretion of common stock warrant liability	1,060	3,198	(2,035)	(2,791)
Accretion of Class B conversion liability	—	—	—	(44,119)
Interest expense	(190)	(161)	(616)	(545)
Other income - related party	123	91	293	91

Total other income (expense)	993	3,128	(2,358)	(47,364)

Income (loss) before income taxes	12,236	18,532	32,043	(5,486)
Income tax provision	2,869	4,987	8,482	12,488

Net income (loss)	9,367	13,545	23,561	(17,974)
Accretion of redeemable preferred stock and participating stock dividends	—	(41)	—	(2,616)

Net income (loss) attributable to common stockholders	$9,367	$13,504	$23,561	$(20,590)

Net income (loss) per share:
Basic	$0.20	$0.30	$0.51	$(1.15)

Diluted	$0.20	$0.29	$0.50	$(1.15)

Shares used to compute net income (loss) per common share:

Basic	46,066	45,160	45,788	17,933

Diluted	47,221	47,264	47,036	17,933

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income (loss)	$9,367	$13,545	$23,561	$(17,974)
Foreign currency translation gain (loss)	9	(48)	(124)	(32)

Total comprehensive income (loss)	$9,376	$13,497	$23,437	$(18,006)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2012	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$199,458

Issuance of common stock upon exercise of common stock options and employee stock purchases	539	1	—	—	—	1,696	—	1,697
Vesting of restricted common stock and units	236	—		—	—	—	—	—
Repurchase of common stock		—	6	(77)	—	—	—	(77)

Share-based and other incentive compensation	—	—	—	—	—	4,366	—	4,366

Excess tax benefits	—	—	—	—	—	1,470	—	1,470
Foreign currency translation	—	—	—	—	(124)	—	—	(124)
Net income	—	—	—	—	—	—	23,561	23,561

Balance at June 28, 2013	46,227	$46	49	$(762)	$(261)	$355,503	$(124,175)	$230,351

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 28, 2013	June 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,561	$(17,974)

Adjustments to reconcile net income to net cash from operating activities:
Accretion of common stock warrant liability	2,035	2,791
Accretion of Class B conversion liability	—	44,119
Accretion of asset retirement obligations	44	58
Depreciation and amortization	10,338	8,577
Contingent consideration	(577)	(977)
Amortization of acquired unfavorable lease	(189)	(155)
Deferred income taxes	215	(1,728)
Loss on disposal of property and equipment	28	88
Share-based and other non-cash incentive compensation	4,366	2,189
Change in operating assets and liabilities:
Payment of contingent consideration	(5,328)	—
Accounts receivable	(1,011)	(4,380)
Inventories	2,805	(554)
Prepaid expenses and other assets	(1,000)	(2,350)
Accounts payable	(3,122)	4,437
Accrued and other liabilities	2,023	(214)
Income taxes	1,223	(2,408)
Deferred revenue	73	(5,240)

Net cash from operating activities	35,484	26,279

CASH FLOWS FROM INVESTING ACTIVITIES—
Purchases of property and equipment	(6,666)	(13,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing and offering costs	(126)	(3,351)
Proceeds from stock option exercises and employee stock purchases	1,697	174
Excess tax benefits	1,470	232
Repurchase of common stock	(77)	(546)
Payments of contingent consideration	(675)	(15,000)
Payment of dividends	—	(475)
Payments to former Mimix Holdings, Inc. stockholders	(4)	(17)
Proceeds from initial public offering, net of underwriters’ discount	—	98,175
Payment of Class B preference	—	(60,000)

Net cash from financing activities	2,285	19,192

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,103	31,960
CASH AND CASH EQUIVALENTS — Beginning of period	84,528	45,668

CASH AND CASH EQUIVALENTS — End of period	$115,631	$77,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$369	$204

Cash paid for income taxes	$5,923	$17,213

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

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

2. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 28, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Common stock warrant liability	$9,596	$—	$—	$9,596

	September 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$6,580	$—	$—	$6,580

Common stock warrant liability	$7,561	$—	$—	$7,561

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended June 28, 2013
	March 29, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 28, 2013
Common stock warrant liability	$10,656	$(1,060)	$—	$—	$—	$9,596

	Three Months Ended June 29, 2012
	March 30, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 29, 2012
Contingent consideration	$9,424	$101	$—	$—	$—	$9,525

Common stock warrant liability	$16,725	$(3,198)	$—	$—	$—	$13,527

	Nine Months Ended June 28, 2013
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 28, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Common stock warrant liability	$7,561	$2,035	$—	$—	$—	$9,596

	Nine Months Ended June 29, 2012
	September 30, 2011	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 29, 2012
Contingent consideration	$25,502	$(977)	$—	$(15,000)	$—	$9,525

Common stock warrant liability	$10,736	$2,791	$—	$—	$—	$13,527

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

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

The Company has an earn-out arrangement with the former stockholders and option holders of Optomai, Inc. (Optomai), which was acquired in April 2011. The initial earn-out measurement periods expired on March 29, 2013. In May 2013, the arrangement was amended such that the final earn-out period was extended through September 27, 2013 and the maximum earn-out payment, subject to potential reductions, was limited to $3.8 million. Prior to the amendment, the contingent consideration was carried at fair value and is included as a financial instrument in the table above, with changes in fair value being recorded in earnings. Pursuant to the initial terms, no amounts were payable through March 29, 2013. Amounts that may be payable to the former Optomai stockholders pursuant to the amended earn-out terms are being accounted for in a manner similar to compensation whereby the Company is accruing the probable payment over the remaining period that expires September 27, 2013 and is excluded from the tables above for the periods ended June 28, 2013. The accounting in a manner similar to compensation is being applied because a majority of any payments made pursuant to the arrangement are expected to be payable to persons who are currently employed by the Company, although employment during the earn-out period is not required under the terms of the agreement. For the three and nine months ended June 28, 2013, the Company expensed $1.6 million related to the amended arrangement, of which $1.0 million is included in research and development expense and $569,000 is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Prior to the Company’s IPO in March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. After March 2012, the quoted market price of the common stock underlying the warrants has been used. As of June 28, 2013, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 7.5 years, expected volatility of 44.5% and risk free rate of 2.2%.

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

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 28, 2013	September 28, 2012
Raw materials	$30,679	$29,922
Work-in-process	5,663	5,472
Finished goods	18,312	22,065

Total	$54,654	$57,459

In the nine months ended June 28, 2013, the Company refined its estimation process used to capitalize material and manufacturing variances to inventory to better reflect its current business. This change resulted in a $1.1 million increase to inventory and a corresponding reduction to costs of sales in March 2013.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 28, 2013	September 28, 2012
Machinery and equipment	$45,166	$38,795
Leasehold improvements	4,992	4,876
Furniture and fixtures	721	699
Construction in process	3,677	4,188
Computer equipment and software	6,695	6,594

Total property and equipment	61,251	55,152
Less accumulated depreciation and amortization	(32,502)	(24,943)

Property and equipment — net	$28,749	$30,209

Depreciation and amortization expense related to property and equipment for the three months ended June 28, 2013 and June 29, 2012 was $2.5 million and $2.2 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended June 28, 2013 and June 29, 2012 was $7.7 million and $6.5 million, respectively.

5. DEBT

On September 30, 2011, the Company entered into a loan agreement with a syndicate of lenders, which was subsequently augmented in February 2012 and November 2012. The agreement provides for a revolving credit facility of up to $150.0 million that matures in September 2016. Borrowings under the revolving credit facility bear a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.25%, 1.50% or 1.75%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.25%, 2.50% or 2.75%, subject to certain conditions. The Company also pays a fee on the unused portion of the credit facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of June 28, 2013 and September 28, 2012, there were no outstanding borrowings under the revolving credit facility.

6. INTANGIBLE ASSETS

Intangible assets include an indefinite-lived trade name with a carrying value of $3.4 million and the following amortizable intangible assets (in thousands):

	Total	Acquired Technology	Customer Relationships
As of June 28, 2013
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(13,144)	(7,779)	(5,365)

Intangible assets - net	$13,010	$5,975	$7,035

As of September 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(10,778)	(6,358)	(4,420)

Intangible assets - net	$15,376	$7,396	$7,980

Amortization expense related to the Company’s amortized intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of revenue	$473	$383	$1,421	$1,147
Selling, general and administrative	315	257	945	772

Total	$788	$640	$2,366	$1,919

Estimated amortization of the intangible assets in future fiscal years as of June 28, 2013 (in thousands):

2013 (rest of fiscal year)	$789
2014	3,155
2015	3,155
2016	2,391
2017	1,627
Thereafter	1,893

Total	$13,010

7. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 28, 2013.

Outstanding shares of our common stock as of June 28, 2013 and September 28, 2012 presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 85,000 and 131,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that are subject to forfeiture.

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net income (loss)	$9,367	$13,545	$23,561	$(17,974)
Accretion of redeemable preferred stock and participating stock dividends	—	(41)	—	(2,616)

Net income (loss) attributable to common stockholders	$9,367	$13,504	$23,561	$(20,590)

Denominator:
Weighted average common shares outstanding-basic	46,066	45,160	45,788	17,933

Dilutive effect of options and warrants	1,155	2,104	1,248	—

Weighted average common shares outstanding-diluted	47,221	47,264	47,036	17,933

Common stock income (loss) per share:
Basic	$0.20	$0.30	$0.51	$(1.15)

Diluted	$0.20	$0.29	$0.50	$(1.15)

The table above excludes the effects of shares of common stock issuable upon exercise of stock options and warrants as well as the common stock issuable upon the conversion of preferred stock for the nine months ended June 29, 2012 as the inclusion of which would be antidilutive.

9. COMMITMENTS AND CONTINGENCIES

Unused Letter of Credit—As of June 28, 2013 and September 28, 2012, the Company had outstanding unused letters of credit from a bank aggregating $246,000.

Purchase Commitments—As of June 28, 2013 and September 28, 2012, the Company had outstanding non-cancelable purchase commitments aggregating $3.7 million and $6.3 million, respectively, pursuant to inventory supply arrangements. The Company has a long term technology licensing and transfer commitment that calls for potential payments by the Company of up to $9 million through July 2016.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on December 20, 2012, but did not resolve the issues. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013. On July 26, 2013, the court heard motions brought by all defendants to stay the case on the basis that certain individual defendants are being investigated by the United States Attorneys’ Office for the Northern District of California, and consequently may be unavailable to testify and rebut allegations made in the civil complaint. On July 30, 2013, the court denied the defendants’ stay motions.

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

The Company intends to continue to defend the aforementioned lawsuits vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

10. RESTRUCTURINGS

The Company recorded restructuring charges of $1.9 million in fiscal year 2012 and $950,000 in the three and nine months ended June 28, 2013, representing the full cost of a reduction in staffing actions and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. The action in fiscal year 2012 was designed to further lower operating costs. The action in the three and nine months ended June 28, 2013 was designed to further reduce manufacturing and operating costs. The unpaid restructuring costs from fiscal year 2012 were paid during the nine months ended June 28, 2013 and the unpaid costs of $594,000 as of June 28, 2013 are expected to be paid through the first quarter of fiscal year 2014. The following is a summary of the costs related to the restructuring actions (in thousands):

Balance-September 28, 2012	$328
Current period charges	950
Payments	(684)

Balance-June 28, 2013	$594

11. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of revenue	$243	$304	$852	$372
Research and development	421	391	1,277	603
Selling, general and administrative	756	518	2,597	1,142

Total stock-based compensation expense	$1,420	$1,213	$4,726	$2,117

A summary of stock option activity for the nine months ended June 28, 2013, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 28, 2012	1,861	$1.23	7.1	$21,352
Exercised	(407)	1.11
Forfeited, canceled or expired	(404)	0.66

Outstanding-June 28, 2013	1,050	1.48	6.1	13,775

Options vested and expected to vest as of June 28, 2013	1,019	1.45	6.1	13,361

Options vested and exercisable as of June 28, 2013	781	1.35	6.1	10,355

Aggregate intrinsic value represents the difference between the Company’s closing stock price on June 28, 2013 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $$5.4 million for the nine months ended June 28, 2013. No options were granted in the nine months ended June 28, 2013. As of June 28, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $243,000, which is expected to be recognized over the next 1.0 years.

A summary of restricted stock and restricted stock units activity for the nine months ended June 28, 2013, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 28, 2012	582	2.9	$7,391
Granted	843
Vested	(236)
Forfeited, canceled or expired	(43)

Issued and unvested-June 28, 2013	1,146	3.1	18,419

Shares expected to vest-June 28, 2013	1,014	3.1	16,298

The total intrinsic value of restricted stock awards vesting was $3.7 million for the nine months ended June 28, 2013. As of June 28, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units was $13.6 million, which is expected to be recognized over the next 3.1 years.

As of June 28, 2013, total unrecognized compensation cost related to the 2012 Employee Stock Purchase Plan (ESPP) was not material.

Certain of the share-based awards granted and outstanding as of June 28, 2013 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and nine months ended June 28, 2013 and June 29, 2012 was driven primarily by the changes in fair values of the common stock warrant liability and, in the 2012 periods, the Class B conversion liability, neither of which are taxable nor deductible for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, partially offset by U.S. state income taxes, and, in the nine months ended June 28, 2013, a benefit relating to the retroactive reinstatement of the U.S. research and development tax credits, and, in the nine months ended June 29, 2012, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

13. RELATED PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs), a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. Commencing in fiscal year 2009, the Company paid GaAs Labs $60,000 per month. Selling, general and administrative expenses for the nine months ended June 29, 2012 include $360,000 for such services. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012.

In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the three and nine months ended June 28, 2013, the Company billed GaAs Labs $123,000 and $293,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors are also directors of Ubiquiti. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of a device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. Pursuant to the terms of the agreement, the Company recorded revenue of $0 and $92,000 respectively, for the three months ended June 28, 2013 and June 29, 2012 and $200,000 and $200,000, respectively, for the nine months then ended.

In the three and nine months ended June 28, 2013, the Company recorded revenue of $242,000 from sales of product to a privately-held company with a common director.

14. SUPPLEMENTAL CASH FLOW INFORMATION

As of June 28, 2013 and June 29, 2012, the Company had $821,000 and $1.5 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

15. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
United States	$46,835	$40,608	$137,729	$116,938
International (1)	35,390	36,517	97,334	110,702

Total	$82,225	$77,125	$235,063	$227,640

	As of
Long-Lived Assets by Geographic Region	June 28, 2013	September 28, 2012
United States	$22,303	$23,027
International (2)	6,446	7,182

Total	$28,749	$30,209

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 13% as of June 28, 2013.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Customer A	14%	17%	15%	18%
Customer B	25%	16%	25%	14%

	As of
Accounts Receivable	June 28, 2013	September 28, 2012
Customer A	16%	16%
Customer B	21%	18%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended June 28, 2013 and June 29, 2012, ten customers represented 59% and 59% of total revenue, respectively. For the nine months ended June 28, 2013 and June 29, 2012, ten customers represented 59% and 54% of total revenue, respectively.

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

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 37 product lines serving over 6,000 end customers in four large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, optical components, satellite communications systems, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and optical communications applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry; and Multi-market, which includes industrial, medical, mobile communications and scientific applications. Commencing in the first quarter of fiscal year 2013, we separated the products sold in our Automotive market from Multi-market in presenting our revenue by market for the current and historical periods due to its growing significance to our overall business. We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30.

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

We believe the primary drivers of our future revenue growth will include:

•	early customer engagement with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our 37 product lines;

•

introduction of, and the market’s reception to, new products that command higher prices based on the application of advanced technologies such as Gallium Nitride (GaN), added features, higher levels of integration and improved performance; and

•	growth in the market for high-performance analog semiconductors generally, and in our four primary markets in particular.

Our core strategy is to develop innovative, high-performance products that address our customers’ most difficult technical challenges in our primary markets: Networks, A&D, Automotive and Multi-market. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we generally expect to benefit from strength in these markets.

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

We believe GaN technology will be a key long-term enabler in growth applications across a number of our commercial and defense-related markets, and that we are well-positioned to differentiate ourselves from competitors in the GaN market in the future by providing customers with a secure dual source supply chain for high performance GaN devices.

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

Gross margin was 44.1% and 45.9% for the three months ended June 28, 2013 and June 29, 2012, respectively. Gross margin was 43.6% and 45.4% for the nine months ended June 28, 2013 and June 29, 2012, respectively. Over the long-term we generally expect improvement in our gross margin as we continue implementing cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

Research and development. Research and development (R&D) expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development and project materials. We expense all research and development costs as incurred. We have made a significant investment in R&D since March 2009 and expect to maintain or increase the dollar amount of R&D investment in future periods, although amounts may increase or decrease in any individual quarter. Commencing in May 2013, R&D also includes expense for potential earn-out payments related to the acquisition of Optomai as further described below under Contingent consideration.

Selling, general and administrative. Selling, general and administrative (SG&A) expense consists primarily of costs of our executives, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples and amortization of certain intangible assets relating to customer relationships. Commencing in May 2013, SG&A also includes expense for potential earn-out payments related to the acquisition of Optomai as further described below under Contingent consideration.

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

In May 2013, we amended the terms of an earn-out arrangement with the former stockholders of Optomai, Inc. whereby the earn-out period was extended through September 27, 2013 and the maximum earn-out payments, subject to potential reductions, was limited to $3.8 million. Because the amended potential earn-out was not contemplated at the acquisition date, the as amended potential earn-out payments are accounted for in a manner similar to contingent compensation and is no longer carried at fair value since the date of amendment. This accounting is being applied because a majority of any payments made pursuant to the arrangement are expected to be payable to persons who are currently employed by us, although employment is not required under the terms of the earn-out. The minimum probable earn-out payments are being expensed through the amended earn-out period ending September 27, 2013 and included in R&D and SG&A.

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

As discussed in Part II, Item 1A. “Risk Factors”, as an emerging growth company and pursuant to Section 102(6)(1) of the JOBS Act, we have elected to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies, and thus our financial statements may not be comparable to those of other companies that comply with public company effective dates.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$82,225	$77,125	$235,063	$227,640
Cost of revenue (1)	45,932	41,721	132,644	124,272

Gross profit	36,293	35,404	102,419	103,368

Operating expenses:
Research and development (1)	11,120	9,193	31,093	27,857
Selling, general and administrative (1) (4) (5)	12,980	10,706	36,552	33,024
Contingent consideration	—	101	(577)	(977)
Restructuring charges	950	—	950	1,586

Total operating expenses	25,050	20,000	68,018	61,490

Income from operations	11,243	15,404	34,401	41,878

Other income (expense):
Accretion of common stock warrant liability (2)	1,060	3,198	(2,035)	(2,791)

Accretion of Class B conversion liability (3)	—	—	—	(44,119)
Interest expense (1)	(190)	(161)	(616)	(545)
Other income - related party	123	91	293	91

Total other income (expense)	993	3,128	(2,358)	(47,364)

Income (loss) before income taxes	12,236	18,532	32,043	(5,486)
Income tax provision	2,869	4,987	8,482	12,488

Net income (loss)	$9,367	$13,545	$23,561	$(17,974)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense, potential earn-out payments and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Amortization expense:
Cost of revenue	$473	$383	$1,421	$1,147
Selling, general and administrative	315	257	945	772
Non-cash compensation expense: (a)
Cost of revenue	243	302	823	380
Research and development	421	388	1,226	612
Selling, general and administrative	756	503	2,317	1,197
Potential earn-out payments:
Research and development	1,021	—	1,021	—
Selling, general and administrative	569	—	569	—
Amortization of deferred financing costs – interest expense	74	68	247	200

(a)	Includes share-based compensation and other non-cash incentive compensation.
(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.
(4)	Includes Optomai litigation costs of $0.3 million and $0.6 million, respectively, incurred in the three and nine months ended June 28, 2013.
(5)	Includes $1.3 million of remediation costs pertaining to an exited leased facility incurred in the nine months ended June 28, 2013.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.9	54.1	56.4	54.6

Gross margin	44.1	45.9	43.6	45.4

Operating expenses:

Research and development	13.5	11.9	13.2	12.2
Selling, general and administrative	15.8	13.9	15.5	14.5

Contingent consideration	—	0.1	(0.2)	(0.4)
Restructuring charges	1.2	—	0.4	0.7

Total operating expenses	30.5	25.9	28.9	27.0

Income from operations	13.7	20.0	14.6	18.4

Other income (expense):
Accretion of common stock warrant liability	1.3	4.1	(0.9)	(1.2)
Accretion of Class B conversion liability	—	—	—	(19.4)
Interest expense	(0.2)	(0.2)	(0.3)	(0.2)
Other income - related party	0.1	0.1	0.1	—

Total other income (expense)	1.2	4.1	(1.0)	(20.8)

Income (loss) before income taxes	14.9	24.0	13.6	(2.4)

Income tax provision	3.5	6.5	3.6	5.5

Net income (loss)	11.4%	17.6%	10.0%	(7.9)%

Comparison of the Three and Nine Months Ended June 28, 2013 to the Three and Nine Months Ended June 29, 2012

Revenue. Our revenue increased $5.1 million, or 6.6%, to $82.2 million for the three months ended June 28, 2013 from $77.1 million for the three months ended June 29, 2012. Our revenue increased $7.4 million, or 3.3%, to $235.1 million for the nine months ended June 28, 2013 from $227.6 million for the nine months ended June 29, 2012. The increase in revenue in the 2013 periods was primarily due to continued strength in our Automotive market and, for the three months ended June 28, 2013, strength in our optical, CATV, and broadband products. These increases were partially offset by soft demand in our other markets, which we believe primarily reflects softness in regional capital spending in telecommunications as well as fluctuations in demand in A&D.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 28, 2013	June 29, 2012	% Change	June 28, 2013	June 29, 2012	% Change
Networks	$22,526	$21,655	4.0%	$61,921	$62,624	(1.1)%
A&D	22,533	23,843	(5.5)%	64,003	72,528	(11.8)%
Automotive	22,047	13,603	62.1%	63,148	37,374	69.0%
Multi-Market	15,119	18,024	(16.1)%	45,991	55,114	(16.6)%

Total	$82,225	$77,125		$235,063	$227,640

Networks	27.4%	28.1%		26.3%	27.5%
A&D	27.4%	30.9%		27.2%	31.9%
Automotive	26.8%	17.6%		26.9%	16.4%
Multi-Market	18.4%	23.4%		19.6%	24.2%

Total	100.0%	100.0%		100.0%	100.0%

In the three months ended June 28, 2013, our Networks market revenue increased by $0.9 million, or 4.0%, compared to the three months ended June 29, 2012. In the nine months ended June 28, 2013, our Networks market revenue decreased by $0.7 million, or 1.1%, compared to the nine months ended June 29, 2012. The increase between the three month periods was due primarily to increased sales of our products targeting 100G Optical applications. The decrease between the nine month periods was primarily due to a continuing slowdown in capital spending by telecommunications operators for cellular infrastructure and wireless backhaul applications, partially offset by strength in our optical products.

In the three months ended June 28, 2013, our A&D market revenue decreased by $1.3 million, or 5.5%, compared to the three months ended June 29, 2012. In the nine months ended June 28, 2013, our A&D market revenue decreased by $8.5 million, or 11.8%, compared to the nine months ended June 29, 2012. We attribute these decreases in both periods primarily to weaker demand for satellite communications applications and continued weaker overall market demand for tactical and public safety radios, as well as in certain legacy radar programs.

In the three months ended June 28, 2013, our Automotive revenues increased by $8.4 million, or 62.1%, compared to the three months ended June 29, 2012. In the nine months ended June 28, 2013, our Automotive revenues increased by $25.8 million, or 69.0%, compared to the nine months ended June 29, 2012. We attribute this growth in both primarily to adoption by our largest automotive customer of our GPS modules across the majority of its domestic fleet as well as further penetration into the international market.

In the three months ended June 28, 2013, our Multi-market revenues decreased by $2.9 million, or 16.1%, compared to the three months ended June 29, 2012. In the nine months ended June 28, 2013, our Multi-market revenues decreased by $9.1 million, or 16.6%, compared to the nine months ended June 29, 2012. We attribute this decrease in both periods primarily to a continued ramp down of certain higher volume consumer targeted products, lower demand for our catalog products for test and measurement applications as well as lower demand for certain catalog products resulting from general market softness.

Gross margin. Gross margin was 44.1% for the three months ended June 28, 2013 and 45.9% for the three months ended June 29, 2012. Gross margin was 43.6% for the nine months ended June 28, 2013 and 45.4% for the nine months ended June 29, 2012. Gross margin in the 2013 periods compared to the 2012 periods was negatively impacted by unfavorable manufacturing variances and product mix, as well as increases in warranty costs, non-cash compensation, depreciation and amortization. These were partially offset by a refinement in the estimation process we use to capitalize material and manufacturing variances to inventory to better reflect our current business, as well as lower payroll costs, external services and relocation expenses. The unfavorable manufacturing variances were primarily a result of the aforementioned ramp down of higher volume consumer targeted products. The negative product mix was primarily due to the increase in revenue from lower gross margin automotive products, and partially offset by lower costs to manufacture these products and increased sales of higher margin optical products.

Research and development. R&D expense increased by $1.9 million, or 21.0%, to $11.1 million, or 13.5% of our revenue, for the three months ended June 28, 2013 compared with $9.2 million, or 11.9% of our revenue, for the three months ended June 29, 2012. R&D expense increased by $3.2 million, or 11.6%, to $31.1 million, or 13.2% of our revenue, for the nine months ended June 28, 2013 compared with $27.9 million, or 12.2% of our revenue, for the nine months ended June 29, 2012. Research and development costs in the 2013 periods increased as compared to the 2012 periods primarily as a result of increases in potential earn-out payments, cash and non-cash compensation, engineering supplies, and costs for seminars and conferences, partially offset by increased foreign government research tax credits. In addition, for the nine months ended June 28, 2013, foundry purchases and foreign government grants both increased as compared to the comparable 2012 period.

Selling, general and administrative. SG&A expense increased $2.3 million, or 21.2%, to $13.0 million, or 15.8% of our revenue, for the three months ended June 28, 2013 compared with $10.7 million, or 13.9% of our revenue, for the three months ended June 29, 2012. SG&A expense increased $3.5 million, or 10.7%, to $36.6 million, or 15.5% of our revenue, for the nine months ended June 28, 2013 compared with $33.0 million, or 14.5% of our revenue, for the nine months ended June 29, 2012. The increase between the three month periods was primarily due to increases in potential earn-out payments, professional fees, including litigation related, and increases in cash and non-cash compensation, partially offset by lower commissions paid to third party representatives. The increase between the nine month periods was primarily due to a charge of $1.3 million pertaining to restoration of a leased facility that was exited in fiscal year 2012 as well as increases in cash and non-cash and other employee compensation and depreciation expense, partially offset by lower bad debt expense and employee relocation costs.

Contingent consideration. Contingent consideration was an expense of zero and a gain of $0.6 million, respectively for the three and nine months ended June 28, 2013 compared with an expense of $0.1 million for the three months ended June 29, 2012 and a gain of $1.0 million for the nine months ended June 29, 2012. Contingent consideration is a result of changes in the fair value of the contingent consideration we paid or expected to pay related to acquisitions.

Restructuring charges. Restructuring charges were $1.0 million for the three and nine months ended June 28, 2013 compared with zero and $1.6 million for the three and nine months ended June 29, 2012, respectively. The restructuring charge in the 2012 period related to a reduction of staffing during the period and represents severance and related benefits that we paid in fiscal years 2012 and 2013.

In April 2013, we implemented a restructuring plan to further reduce manufacturing and operating costs through a reduction of staffing. This restructuring plan resulted in a charge of $1.0 million, representing the full cost of the actions and consisting of direct and incremental costs related to severance and outplacement fees for terminated employees. These costs are expected to be paid through the first quarter of fiscal year 2014.

Income from operations. Income from operations decreased $4.2 million, or 27.0%, to $11.2 million or 13.7% of our revenue for the three months ended June 28, 2013 compared with $15.4 million or 20.0% of our revenue for the three months ended June 29, 2012. Income from operations decreased $7.5 million, or 17.9%, to $34.4 million or 14.6% of our revenue for the nine months ended June 28, 2013 compared with $41.9 million or 18.4% of our revenue for the nine months ended June 29, 2012.

Accretion of common stock warrant liability. Common stock warrant gain of $1.1 million for the three months ended June 28, 2013 compares to a gain of $3.2 million for the three months ended June 29, 2012. Common stock warrant expense of $2.0 million for the nine months ended June 28, 2013 compares to an expense of $2.8 million for the nine months ended June 29, 2012. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $0.2 million for the three months ended June 28, 2013 and June 29, 2012. Interest expense was $0.6 million for the nine months ended June 28, 2013 and $0.5 million for the nine months ended June 29, 2012.

Other income - related party. In the three and nine months ended June 28, 2013, we billed GaAs Labs $0.1 million and $0.3 million, respectively, for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income. This compares to $0.1 million recorded in the three and nine months ended June 29, 2012.

Provision for income taxes. The provision for income taxes was $2.9 million and $5.0 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and $8.5 million and $12.5 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The provision for income taxes and the effective income tax rates decreased in the three months ended June 28, 2013 as compared to the three months ended June 29, 2012 primarily due to increases in the 2013 period in the amount of income taxed in foreign jurisdictions at generally lower tax rates. The provision for income taxes and the effective income tax rates decreased in the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012 primarily due to increases in the 2013 period of income taxed in foreign jurisdictions as well as due to the impact of a retroactive U.S. research and development tax credit that had previously expired on December 31, 2011 and was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, resulting in a larger benefit being recognized in the nine months ended June 28, 2013.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and nine months ended June 28, 2013 and June 29, 2012 was driven primarily by changes in fair values of the common stock warrant liability and, in the 2012 periods, the Class B conversion liability, neither of which are deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates partially offset by U.S. state income taxes, and, in the nine months ended June 28, 2013, a benefit relating to the retroactive reinstatement of the U.S. research and development tax credits, and, in the nine months ended June 29, 2012, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

Liquidity and Capital Resources

As of June 28, 2013, we held $115.6 million of cash and cash equivalents, all deposited with financial institutions, including in money market accounts. Cash from operations was $35.5 million in the nine months ended June 28, 2013, of which the principal components were a net income of $23.6 million, plus non-cash expenses of $16.3 million, partially offset by a reduction in cash flows from operating assets and liabilities of $4.3 million. The change in operating assets and liabilities includes decreases in inventory of $2.8 and net income tax receivable of $1.2 million as well as increases in accounts receivable and other current assets aggregating $2.0 million and net decreases in accounts payable and other current liabilities, excluding an earn-out obligation, aggregating $1.1 million. In addition, during the nine months ended June 28, 2013, we paid Cobham $6.0 million as a third and final earn-out payment, $5.3 million of which is reflected as a reduction of cash from operations and the remaining $0.7 million is reflected as a reduction of cash from financing activities.

Cash used in investing activities was $6.7 million in the nine months ended June 28, 2013, all of which consisted of purchases of property and capital equipment, including renovation of a leased facility and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools.

Cash from financing activities was $2.3 million in the nine months ended June 28, 2013. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $3.2 million during the period.

We have a revolving credit facility with up to $150.0 million in borrowing availability maturing in September 2016. Borrowings under the revolving credit facility bear a variable interest rate. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of June 28, 2013 and had no outstanding borrowings under the revolving credit facility as of that date.

We have a long term technology licensing and transfer commitment that calls for potential payments by us of up to $9 million through July 2016.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested since we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 28, 2013, cash held by our foreign subsidiaries was $13.3 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June  28, 2013.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of June 28, 2013, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the three months ended June 28, 2013.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on December 20, 2012, but did not resolve the issues. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013. On July 26, 2013, the court heard motions brought by all defendants to stay the case on the basis that certain individual defendants are being investigated by the United States Attorneys’ Office for the Northern District of California, and consequently may be unavailable to testify and rebut allegations made in the civil complaint. On July 30, 2013, the court denied the defendants’ stay motions. We intend to continue to defend the lawsuit vigorously.

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

If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Our various products have different gross margin and increased sales of lower-margin products, such as our products targeted at automotive and other consumer markets, in a given period relative to sales of higher-margin products such as our optical products may cause us to report lower overall gross margin. In our fourth fiscal quarter of 2012 and at other times in the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower-margin products. Future market conditions may adversely affect our revenue and utilization rates and consequently our future gross margin, and this, in turn, could have an adverse impact on our business, financial condition and results of operations. In addition, increased raw material costs, changes in manufacturing yields, more complex engineering requirements and other factors may lead to lower margins for us in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $35.8 million, $36.1 million and $25.8 million for our fiscal years 2012, 2011 and 2010, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013 we announced that we had licensed 0.5 µm, 0.25 µm and 0.15 µm GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be porting such process technology to our Lowell, Massachusetts manufacturing facility. This porting effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We may experience unexpected difficulties, expenses or delays in porting and qualifying this GaN technology, and ultimately may not be successful in our efforts or may not realize customer demand for the ported technology that meets our expectations following a successful porting effort, either of which could lead to reduced revenues and gross margin or otherwise harm our business.

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

Even when we achieve a design win, success is not assured. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. We may experience difficulties manufacturing the part in volume, such as low yields, supply chain delays or shortages, or quality issues. Further, while the customer has successfully qualified our part for use in its system when it awards a design win to us, it may not have qualified all of the other components being sourced for its system, or qualified its system as a whole with its end customers. Any difficulties our customer may experience in completing those qualifications may delay or prevent us from translating the design win into revenue. These risks can be particularly acute in our A&D market, where we may spend material amounts and commit substantial design engineer resources to product development work in support of an OEM customer’s attempt to win business tied to a government contract award, but realize no related revenue or less than expected revenue from that investment based on failure of the OEM to win the business, government program cancellation, federal budget limitations or otherwise. Any of these events, or any cancellation of a customer’s program or failure of our customer to successfully market its own product after our design win could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.

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

From time to time we are a defendant in a litigation matters such as those described in Part II. Item 1, “Legal Proceedings” of this report. This and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. In particular, the injunctive relief requested by GigOptix in its pending litigation with us, if awarded by the court, could materially and adversely impact the revenue we derive from our products targeting optical applications, as could any related damage award or other negative development in that case. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise materially harm our business.

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

As of June 28, 2013, we have a revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $150.0 million, subject to compliance with financial and other covenants. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

Our largest stockholders control a significant amount of our outstanding common stock. As of June 28, 2013, John and Susan Ocampo beneficially owned 54.1% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.5% of our common stock, each on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2013 - April 26, 2013	—		$—	—	—
April 27, 2013 - May 24, 2013	—		—	—	—
May 25, 2013 - June 28, 2013	1,103	(1)	13.93	—	—

Total	1,103		$13.93	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices we valued shares withheld at for purposes of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

10.1	Amendment No. 1 to Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 3, 2013).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 5, 2013	By:	/s/ John Croteau
John Croteau

President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2013	By:	/s/ Conrad Gagnon
Conrad Gagnon

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

10.1	Amendment No. 1 to Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 3, 2013).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.