Form 10-K
period 2013-09-27
M/A-COM Technology Solutions Holdings, Inc.
filed 2013-12-05
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 29, 2013, the last business day of the registrant’s second fiscal quarter, was approximately $331.5 million based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 29, 2013 was 46,646,805.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended September 27, 2013.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2013

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management based on what we know at the time they are made, such statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the “results and outcomes expressed or implied by our forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties in Item 1A. “Risk Factors” and elsewhere in this Annual Report and the other documents filed by us with the Securities and Exchange Commission (SEC). Except as required by law, we have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “Company”, “we”, “our”, “us” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

“M/A-COM” and “MACOM” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l

ITEM 1. BUSINESS

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality, and reliability. We offer over 2,700 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 37 product lines serving over 6,000 end customers in four primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, radar, automobile navigation systems, digital cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); Automotive, which includes global positioning system (GPS) modules sold to the automotive industry; and Multi-market, which includes industrial, medical, mobile communications and scientific applications.

We build upon a 60-year heritage of delivering innovative solutions dating back to the founding of Microwave Associates, Inc. We utilize our system-level knowledge and our extensive capabilities in high-frequency modeling, IC design, integration, packaging and manufacturing of semiconductors to address our customers’ needs. Our specialized engineers and technologists located across six global design centers collaborate with our customers during the early stage of their system development process to incorporate our standard products and identify custom products we can develop to enhance their overall system performance. We intend to continue to expand our revenue opportunities through our market-facing strategy of aligning our solutions with our customers’ needs and collaborating with them during the product definition stage of their systems toward design-in of our products. We believe this approach will allow us to sell more complete semiconductor solutions that integrate more functions and incorporate more highly-valued content into our products. We believe the combination of our market-facing strategy and our engineering expertise enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions. We have a comprehensive new product opportunity assessment process with 128 products in development as of September 27, 2013 that we believe will enhance our revenue growth and improve our gross margin over the long term through a richer product mix. Many of our products have long lifecycles ranging from 5 to 10 years, and some of our products have been shipping for over 20 years. We believe these factors create a competitive advantage. Our goal is to leverage this advantage into strengthened customer relationships and sole source design wins, where a customer allows us to be its only supplier of a particular component used in its system.

We believe our “fab-lite” manufacturing model provides us with a competitive advantage and an attractive financial model through a variable cost structure. We operate a single Gallium Arsenide (GaAs) and silicon semiconductor fab at our Lowell, Massachusetts headquarters, which we are currently in the process of updating to include Gallium Nitride (GaN) fabrication operations as well. We also utilize external semiconductor foundries to supply us with additional capacity in periods of high demand and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies as well as commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe our fab-lite strategy also provides us with dependable domestic supply, control over quality, reduced capital investment requirements, faster time to market, and additional outsourced capacity when needed. In the A&D market, an internal domestic fab can be a requirement to be a strategic supplier. In addition, the experience base cultivated through the continued operation of our internal fab provides us with the expertise to better manage our external foundry suppliers.

We serve our broad and diverse customer base through a multi-channel sales strategy utilizing our direct sales force, a global network of independent sales representatives, distributors and an e-commerce channel. Our direct sales force and application engineers are focused on securing design wins by supporting industry-leading original equipment manufacturer (OEM) customers. Our external sales representatives, distributors and our more recently implemented e-commerce channel are focused on increasing our design wins with smaller or emerging customers early in their new product development efforts.

Our Markets & Products

The growth of advanced electronic systems using RF, microwave and millimeterwave technologies has created demand for high-performance analog semiconductor components, modules and solutions. The terms RF, microwave and millimeterwave are used to refer to electromagnetic waves in a particular frequency range produced by applying an alternating current to an antenna or conductor. A wide variety of advanced electronic systems rely on electromagnetic waves for high-speed data transmission or reception. We offer high-performance analog semiconductor products for both wireless and wireline applications across the frequency spectrum from RF to millimeterwave. We regularly develop high-value products to serve our customers in four primary markets: Networks, A&D, Multi-market and Automotive which represented 26.3%, 27.3%, 20.0% and 26.5%, respectively, of our revenue in fiscal year 2013.

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

Aerospace & Defense. In the A&D market, military applications require more advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles (UAVs), RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and GaN technology due to their high power density, improved power efficiency and broadband capability. Radar systems for mapping and targeting missions are undergoing a major transition from existing mechanically-scanned radar products to a new generation of active electronically-scanned array (AESA) based products. Consisting of hundreds or thousands of transmit/receive modules commonly based on GaAs and increasingly on GaN technology, AESAs deliver greater speed, range, resolution and reliability over mechanically-scanned radar products that utilize a single transmitter and receiver with mechanical steering. Military communications employing wireless infrastructure and tactical radios in the field remain critical for allowing geographically dispersed users to exchange information quickly and efficiently. UAVs and their underlying semiconductor content require innovative designs to meet rigorous specifications for high performance, small size, and low power consumption.

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

Automotive. The Automotive category includes GPS modules we sell to the automotive industry. Semiconductor content in automobiles is projected to grow in order to offer connectivity, safety, performance and navigation features.

Multi-market. The Multi-market category encompasses various applications including industrial, medical, mobile communications, test and measurement and scientific applications, where RF, microwave and millimeterwave semiconductor solutions are gaining prevalence. In addition, evolving medical technology has increased the need for high-performance semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality.

In Multi-market, our products are used in industrial, medical, mobile communications, test and measurement and scientific applications. In the medical industry, our custom designed non-magnetic diode product line is a critical component for certain MRI applications. For sensing and test and measurement applications, we believe our patented Heterolithic Microwave Integrated Circuit (HMIC) process is ideal for high-performance, integrated bias networks and switches. Our portfolio of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems, to test and measurement equipment, tablets and other wireless local area network devices.

To address our target markets, we offer a broad range of standard and custom ICs, modules and complete subsystems across 37 product lines. Our product portfolio currently consists of more than 2,700 products including the following key product platforms: power pallets and transistors, ICs, diodes, switches and switch limiters, passive and active components, multi-chip modules, and complete subsystems. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise with regard to power transistor technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems. The table below presents the major product families, major applications and major end customers in our primary target markets.

TARGET MARKET	MAJOR PRODUCT FAMILIES	MAJOR APPLICATIONS	MAJOR OEM CUSTOMERS
Networks	Active Splitters	Point-to-Point Wireless Backhaul	Arris
	Amplifiers	2G/3G/4G Wireless Base Stations	Cisco
	Attenuators	Set Top Boxes	Ericsson
	Filters/Diplexers	CATV Infrastructure	Huawei
	Modulator Driver Amplifiers	GPON/Fiber-to-the-x	Samsung
	Switches	40/100G Fiber Optics
Transformers/Baluns
Transimpedance Amplifiers
Upconverters/Downconverters
Voltage Controlled Oscillators

Aerospace and Defense	Amplifiers	Air Traffic Control Radar	CIENJ
	Attenuators	Weather Radar	Exelis
	Components	Public Safety Radios	Iridium
	Diodes	Tactical & Manpack Radios	Motorola Solutions
	Power Transistors & Modules	Satellite Communications	Thales
	Mixers	Military Communications
Phase Shifters
Switch Limiters
Voltage Control Oscillators

Automotive	GPS Module	Global Positioning System	Autoliv
Ford

Multi-Market	Amplifiers	Industrial	Agilent
	Attenuators	Medical	BEA
	Couplers	Scientific	Samsung
	Diodes	Test & Measurement	Siemens
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

We continue to invest in proprietary processes to enable us to develop and manufacture high-value solutions. For example, we have developed innovative, patented technologies such as HMIC, which provides high integration, high power and low loss switching capabilities for our primary markets. This technology replaces mechanical switches for very high power applications such as wireless basestations. We are also in the process of porting from an external foundry supplier and establishing innovative, high-performance GaN process technology manufacturing capability at our Lowell, MA fabrication facility. Upon completion of the porting and qualification process, we believe that being able to offer our customers this dual-sourced, internal and external GaN supply capability will provide us with a competitive advantage.

Our engineers’ system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers solutions with enhanced functionality.

Our new product introductions in fiscal year 2013 included:

•	optical modulator drivers and transimpedance amplifiers for 40/100 Gbps fiber optic networks;

•	amplifiers, filters, and transformers for CATV applications such as data over cable service interface specification (DOCSIS) 3.0 and multimedia over coax alliance (MoCA) 2.0;

•	low phase noise VCOs for the wireless backhaul market and military communications applications;

•	GaN power transistors and pallets for radar, avionic and military communication applications;

•	high power PIN diodes and modules for front-end applications in aerospace and defense, military communications, wireless infrastructure and multi-market;

•	complete GaAs IC discrete and integrated solutions for phased array radar applications from S-Band through Ka-Band; and

•	highly integrated GaAs chipsets for point-to-point wireless backhaul radio applications from C-Band up through E-Band.

Research and development expenses were $40.6 million, $35.8 million and $36.1 million for fiscal years 2013, 2012 and 2011, respectively. As of September 27, 2013, we had 128 new products in development. Our typical design cycle times range from eight weeks to 18 months. We anticipate that we will continue to make significant research and development expenditures in order to drive future new product and process introductions and maintain our competitive position.

Sales and Marketing

We employ a global multi-channel sales strategy and support model intended to facilitate our customer’s evaluation and selection of our products. We sell through our direct sales force, our application engineering staff and our global network of independent sales representatives and distributors, as well as an e-commerce channel. We have strategically positioned our direct sales and applications engineering staff in 25 locations worldwide, augmented by independent sales representatives and distributors in 135 locations worldwide to offer responsive local support resources to our customers and to build long-term relationships. With our global design centers, our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to optimize their system performance. Our global distribution network allows us to reach new customers in new geographies more effectively than we can using our direct sales force alone.

Our products are principally sold in the U.S., Asia and Western Europe, which is also where our direct sales force, engineering staff, independent sales representatives and distributors are concentrated. Sales to our distributors accounted for 18.6%, 21.3% and 25.8% of our revenue in fiscal years 2013, 2012 and 2011, respectively. Our agreements with our distributors typically provide for an initial term of one or more years with the opportunity for subsequent renewals and also provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, typically between 30 and 90 days.

Our sales efforts are focused on customer needs in our four primary markets rather than on particular product lines, facilitating product cross-selling across end markets and within key accounts. Through our website, customers can order online, request samples, as well as access our product selection guide, detailed product brochures and data sheets, application notes, suggested design block diagrams and test fixture information, technical articles and information regarding quality and reliability.

Customers

Our diversified customer base of over 6,000 customers includes systems manufacturers, OEMs, contract manufacturers and distributors. For fiscal years 2013, 2012 and 2011, our only direct customer individually accounting for more than 10% of our revenue was Ford Motor Company (Ford) at 25.2%, 15.8% and 11.6%, respectively. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company (Richardson) individually accounted for 15.8%, 17.6% and 21.3%, respectively, of our revenue in fiscal years 2013, 2012 and 2011, respectively. Our top 25 direct customers accounted for an aggregate of 59.8%, 54.5% and 56.2% of our revenue in fiscal years 2013, 2012 and 2011, respectively. Revenue from our distributors accounted for 18.6%, 21.3% and 25.8% of our revenue in fiscal years 2013, 2012 and 2011, respectively.

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

We compete with Hittite Microwave Corporation across three of our primary markets, Networks, A&D and Multi-market. In the Networks market, we also compete with Avago, Inc. (Avago), RFMD and TriQuint. In the A&D market, we also compete with Aeroflex, Inc. (Aeroflex), Microsemi Corporation (Microsemi) and TriQuint. In the Multi-market arena, we also compete with Aeroflex, Avago, Microsemi and Skyworks Solutions, Inc.

Segment and Geographic Information

We manage our operations in one reportable segment, semiconductors. Financial information about our operations, including our revenue and long-lived assets by geographic region, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report.

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

As of September 27, 2013, we had 89 U.S. and 15 foreign patents and 23 U.S. pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2014 to 2031. We do not regard any of the patents scheduled to expire in the next 12 months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.

The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages or settlement amounts, expend resources to develop non-infringing technology, seek a license, which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.

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

Environmental Regulation

Our operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. While we are committed to compliance with applicable regulations, the risk of environmental liabilities can never be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur material future expenditures.

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

Employees

As of September 27, 2013, we employed 675 persons worldwide and none of our domestic employees were represented by a collective bargaining agreement; however, a number of our employees working in our European operations were covered by collective bargaining agreements. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

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

On March 30, 2009, we acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand from Cobham (MACOM Acquisition) for $22.1 million in cash net of purchase price adjustments, the issuance of $35.0 million in short- and long-term debt payable to the seller and contingent consideration of up to $30.0 million based on our achievement of revenue targets in the 12-month periods ended September 30, 2010, 2011 and 2012. We paid Cobham contingent consideration of $8.8 million for the period ended September 30, 2010 in November 2010, $15.0 million for the period ended September 30, 2011 in November 2011, and we $6.0 million for the final period ended September 30, 2012 in November 2012.

On May 28, 2010, we acquired Mimix Holdings, Inc. (Mimix), a supplier of high-performance GaAs semiconductors, for $1.2 million in cash and 17.5 million shares of our Series A-2 convertible preferred stock (Mimix Merger). We acquired Mimix for its complementary products and technologies in our core markets, which enabled us to strengthen customer relationships.

On April 25, 2011, we acquired Optomai, Inc. (Optomai), a fabless semiconductor company that develops high-performance ICs and modules for next generation fiber optic networks, for $1.8 million in cash and potential contingent consideration based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property through, as amended, September 2013. No amounts of contingent consideration have been paid nor are payable pursuant to the terms of the agreement. We acquired Optomai for technologies that have accelerated our entrance into the fiber optics market.

In the second and third quarters of fiscal year 2011, we sold the assets related to our non-core laser diode and ferrite business lines.

On November 5, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Micro Merger Sub, Inc., our wholly-owned subsidiary (Purchaser), and Mindspeed Technologies, Inc. (Mindspeed), pursuant to which we will acquire Mindspeed (Mindspeed Acquisition). Mindspeed is a supplier of semiconductor solutions for communications infrastructure applications.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on November 19, 2013, we and Purchaser commenced a cash tender offer (the Offer) to purchase all of the outstanding shares of common stock, par value $0.01, of Mindspeed (the Shares) at a purchase price of $5.05 per Share, net to the seller in cash, without interest, less any applicable withholding taxes. The Offer will expire at 12:00 midnight at the end of December 17, 2013, unless the Offer is extended. Upon completion of the Offer, and subject to the terms and conditions of the Merger Agreement and pursuant to Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into Mindspeed, with Mindspeed as the surviving corporation and a wholly-owned subsidiary of us. See the risk factor titled “We may be unable to successfully integrate the business and personnel of Mindspeed and may not realize the anticipated synergies and benefits of the Mindspeed Acquisition.” in Item 1A. “Risk Factors” in this Annual Report.

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

Available Information

We maintain a website at www.macomtech.com, including an investors section at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for 25.2% of our revenue for fiscal year 2013 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal years 2013, 2012 and 2011, sales to our distributor Richardson, and to Ford each accounted for more than 10% of our revenue. Sales to our top 10 direct and distribution customers accounted for an aggregate of 59%, 55% and 61%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $40.6 million, $35.8 million and $36.1 million for our fiscal years 2013, 2012 and 2011, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5 µm, 0.25 µm and 0.15 µm GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be porting such process technology to our Lowell, Massachusetts manufacturing facility. This porting effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We may experience unexpected difficulties, expenses or delays in porting and qualifying this GaN technology, and ultimately may not be successful in our efforts, may not realized the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the ported technology that meets our expectations following the porting effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business.

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

Our past acquisitions of Mimix Holdings, Inc. and Optomai, and current proposed acquisition of Mindspeed, required or continue to require significant management time and attention relating to the transaction and integration activities. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

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

We may be unable to successfully integrate the business and personnel of Mindspeed and may not realize the anticipated synergies and benefits of the Mindspeed Acquisition.

On November 5, 2013, we entered into an Agreement and Plan of Merger with Mindspeed pursuant to which Mindspeed will become a wholly-owned subsidiary of us at closing. The Mindspeed Acquisition is subject to various conditions to closing and may not close. If the Mindspeed Acquisition does not close, we will not realize the expected benefits from the transaction.

We also may not realize the expected benefits from the Mindspeed Acquisition after closing because of integration difficulties or other challenges. The success of the Mindspeed Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating Mindspeed’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Mindspeed’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unexpected losses of key employees, customers or suppliers of Mindspeed;

•	unanticipated issues in conforming Mindspeed’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our or Mindspeed’s existing business relationships with customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in Mindspeed’s business and operations;

•	unanticipated expenses and liabilities;

•	complications in or inability to consummate the anticipated sale or wind down of Mindspeed’s wireless business or other non-core businesses;

•	unfamiliarity with Mindspeed products and markets, including the enterprise market generally, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of Mindspeed’s operations, technologies, products and systems.

In addition, in connection with the Mindspeed Acquisition, we will assume all the liabilities of Mindspeed that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Mindspeed. We will have no recourse to recover any damages relating to the liabilities of Mindspeed.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Mindspeed and us had achieved or might achieve separately. In addition, we may not accomplish the integration of Mindspeed’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the Mindspeed business deteriorates, the anticipated cost savings, growth opportunities and other synergies of the Mindspeed Acquisition may not be realized fully, or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

We may incur liability for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future claims that we have infringed or misappropriated their intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management’s attention and resources.

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

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for 18.6% of our revenue in fiscal year 2013, and sales to our largest distributor, Richardson, represented 15.8% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

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

We have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included reductions in our number of manufacturing facilities and significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives have been substantial in scope and disruptive to some of our historical operations. We may not realize the expected benefits of these new initiatives. As a result of these initiatives, we have incurred restructuring or other charges and we may in the future experience disruptions in our operations, loss of personnel and difficulties in delivering products in a timely fashion. In fiscal years 2013, 2012 and 2011, we incurred restructuring charges of $1.0 million, $1.9 million and $1.5 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce.

Our business could be harmed if systems manufacturers choose not to use components made of compound semiconductor materials we utilize.

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, InP or GaN to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

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

Sales to customers located outside the U.S. accounted for 41.6%, 47.2% and 46.4% of our revenue for the fiscal years 2013, 2012 and 2011, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

From time to time we are a defendant in litigation matters such as those described in Part II. Item 1, “Legal Proceedings” of this report. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise materially harm our business.

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

As of September 27, 2013, we have a revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $300.0 million, subject to compliance with financial and other covenants. As of September 27, 2013, we had no outstanding borrowings under the revolving credit facility. However, we currently intend to draw approximately $214 million on the revolving credit facility to partially fund the Mindspeed Acquisition. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

Our largest stockholders control a significant amount of our outstanding common stock. As of September 27, 2013, John and Susan Ocampo beneficially owned 53.8% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.4% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If our management identifies one or more material weaknesses in our internal control over financial reporting during this process, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. We cannot assure you that we will not have deficiencies or weaknesses in our internal control over financial reporting in the future.

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

As an emerging growth company, we have elected to delay adoption of new or revised accounting standards, and thus our financial statements may not be comparable to those of most other companies. In addition, we are entitled to utilize other reduced disclosure and governance requirements applicable to emerging growth companies.

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

As an emerging growth company, we also intend to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to provide the auditor attestation report otherwise required by Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, subject to certain conditions. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings as of the filing date of this Annual Report on Form 10-K.

Suits By and Against GigOptix. In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against us, our subsidiary Optomai, and five employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following our April 2011 acquisition of Optomai, us.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on

December 20, 2012, but did not resolve the issues. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013, which was subsequently re-set by the court for September 23, 2013. On July 26, 2013, the court heard motions brought by all defendants to stay the case on the basis that certain individual defendants are being investigated by the United States Attorneys’ Office for the Northern District of California, and consequently may be unavailable to testify and rebut allegations made in the civil complaint. On July 30, 2013, the court denied the defendants’ stay motions.

On August 22, 2013, we filed a complaint against GigOptix in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 6,348,992 and 6,361,717. The complaint sought damages, attorneys’ fees and costs, and injunctive relief against GigOptix’s continued infringement of the patents, and also includes an allegation that GigOptix’s infringement has been willful. On September 13, 2013, GigOptix answered the complaint and denied infringement of both patents. GigOptix asserted several affirmative defenses, including some based on alleged conduct by the previous owner of the patents. GigOptix also asserted counterclaims for a declaratory judgment of non-infringement and invalidity of the patents.

In September 2013, as a result of a mediation, the parties to each of the above suits entered into a global confidential settlement of all pending lawsuits between them, pursuant to which the parties filed joint requests with the relevant courts to fully and finally dismiss both cases, with prejudice, neither party admitted liability to the other, and we made a one-time settlement payment of $7.25 million to GigOptix.

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

Mindspeed Tender Offer Litigation. Between November 7, 2013 and November 20, 2013, eleven purported class action lawsuits were filed on behalf of Mindspeed stockholders against various defendants including Mindspeed, its directors, us, our wholly-owned subsidiary, Micro Merger Sub, Inc., and unnamed “John Doe” defendants in connection with the proposed Merger. Those cases are captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Iacobellis V. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013). The complaints allege, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the proposed merger (to the extent the proposed merger has already been consummated), damages, and attorneys’ fees and costs.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MTSI” since March 15, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market. The number of stockholders of record of our common stock as of November 15, 2013 was approximately 24.

The high and low sales prices of our common stock in fiscal 2013 and fiscal 2012 (since our IPO in March 2012) follows:

	High	Low
Fiscal Year 2013:
First quarter	$15.00	$10.01
Second quarter	17.00	13.58
Third quarter	16.14	12.45
Fourth quarter	17.28	13.35

Fiscal Year 2012:
Second quarter (From March 15, 2012)	$22.43	$19.00
Third quarter	22.25	13.07
Fourth quarter	18.99	10.16

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Our revolving credit facility also contains restrictions on our ability to pay cash dividends, subject to certain exceptions.

Stock Price Performance Graph

The following graph shows a comparison from March 15, 2012 (the date our common stock commenced trading on NASDAQ) through September 27, 2013 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100 in our common stock at the closing price of $20.55 on March 15, 2012 and in the NASDAQ Composite Index and the PHLX Semiconductor Index on the closest month end date of February 29, 2012, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	March 15, 2012	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	June 28, 2013	September 27, 2013
M/A-COM Technology Solutions Holdings, Inc.	$100.00	$100.92	$90.02	$61.80	$72.65	$78.20	$71.05	$83.75
NASDAQ Composite Index	$100.00	$104.27	$99.24	$105.67	$102.60	$111.99	$117.31	$131.19
PHLX Semiconductor Index	$100.00	$104.90	$92.93	$93.68	$96.87	$105.90	$109.78	$116.39

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2013 — July 26, 2013	—	$—	—	—
July 27, 2013 — August 23, 2013	—	—	—	—
August 24, 2012 — September 27, 2013	179	16.36	—	—

Total	179	$16.36	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, as well as Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

We were incorporated in March 2009 and completed the MACOM Acquisition on March 30, 2009. We acquired Mimix on May 28, 2010. Because we and Mimix had the same majority owner since our incorporation, we present in this Annual Report combined financial statements in a manner similar to a pooling-of-interests. Because our majority owner acquired control of Mimix before acquiring control of us, we treat Mimix as our accounting acquirer for financial statement presentation purposes. Accordingly, our financial statements are presented as if the Mimix Merger occurred on the date of our incorporation in March 2009, the date in which we came under common control with Mimix, and the financial statements for periods prior to March 30, 2009 reflect only the operations of Mimix. We believe the financial results prior to March 30, 2009 are not comparable to our financial results for subsequent periods because they reflect only the operations of Mimix.

We derived (i) the statements of operations data for the fiscal years 2013, 2012 and 2011, and (ii) the balance sheet data as of September 27, 2013 and September 28, 2012, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the statements of operations data for the fiscal years 2010 and 2009 and balance sheet data as of September 30, 2011, October 1, 2010 and October 2, 2009 from our audited consolidated financial statements, which do not appear elsewhere in this Annual Report. We adopted a 52-or 53-week fiscal year ending on the Friday closest to September 30.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$318,718	$302,203	$310,295	$260,297	$102,718
Cost of revenue	179,019	167,301	178,435	166,554	77,171

Gross profit	139,699	134,902	131,860	93,743	25,547

Operating expenses:
Research and development	40,631	35,817	36,121	25,795	13,553
Selling, general and administrative	50,242	44,754	48,103	45,860	25,601
Litigation settlement	7,250	—	—	—	—
Contingent consideration	(577)	(3,922)	210	2,000	2,800
Restructuring charges	950	1,862	1,499	2,234	5,100

Total operating expenses	98,496	78,511	85,933	75,889	47,054

Income (loss) from operations	41,203	56,391	45,927	17,854	(21,507)

Other (expense) income:
Gain on bargain purchase	—	—	—	—	27,073
Warrant liability (expense) gain (1)	(4,312)	3,175	(5,080)	—	—
Class B conversion liability expense (2)	—	(44,119)	(39,737)	—	—
Interest expense	(817)	(695)	(1,561)	(2,323)	(1,699)
Other income — related party	372	185	—	—	—

Other (expense) income, net	(4,757)	(41,454)	(46,378)	(2,323)	25,374

Income (loss) before income taxes	36,446	14,937	(451)	15,531	3,867
Income tax provision (benefit)	9,135	15,953	1,319	8,996	(124)

Income (loss) from continuing operations	27,311	(1,016)	(1,770)	6,535	3,991

Income from discontinued operations	—	—	754	494	198

Net income (loss)	27,311	(1,016)	(1,016)	7,029	4,189
Less: net income attributable to noncontrolling interest in a subsidiary	—	—	—	195	23

Net income (loss) attributable to controlling interest	27,311	(1,016)	(1,016)	6,834	4,166
Accretion to redemption value of redeemable preferred stock and participating stock dividends (3)	—	(2,616)	(80,452)	(6,298)	(3,559)

Net income (loss) attributable to common stockholders	$27,311	$(3,632)	$(81,468)	$536	$607

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.59	$(0.15)	$(54.63)	$0.01	$0.04
Income from discontinued operations	—	—	0.50	0.04	0.01

Net income (loss) — basic	$0.59	$(0.15)	$(54.13)	$0.05	$0.05

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.58	$(0.15)	$(54.63)	$—	$0.04
Income from discontinued operations	—	—	0.50	0.04	0.01

Net income (loss) — diluted	$0.58	$(0.15)	$(54.13)	$0.04	$0.05

Shares used to compute net income (loss) per common share:
Basic	45,916	24,758	1,505	11,880	13,202

Diluted	47,137	24,758	1,505	12,586	13,342

	As of
	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$110,446	$84,528	$45,668	$23,946	$15,358
Working capital	194,347	157,307	89,426	56,955	46,313
Total assets	304,231	268,073	211,268	164,836	153,315
Note payable	—	—	—	30,000	30,191
Class B conversion liability	—	—	81,378	—	—
Convertible and redeemable preferred stock	—	—	182,018	—	—
Stockholders’ equity (deficit)	236,824	199,458	(144,837)	44,655	37,215

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

OVERVIEW

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 2,700 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 37 product lines serving over 6,000 end customers in four large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, automobile navigation systems, CATV set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure and fiber optic applications; Aerospace and Defense (A&D); Automotive, which includes global positioning system (GPS) modules sold to the automotive industry; and Multi-market, which includes industrial, medical, mobile communications and scientific applications. Commencing in fiscal year 2013, we separated the products sold in our Automotive market from Multi-market in presenting our revenue by market for the current and historical periods due to its growing significance to our overall business. We have one reportable operating segment, semiconductors.

History and Basis of Presentation

M/A-COM Technology Solutions Holdings, Inc. was incorporated in the State of Delaware on March 25, 2009 and on March 30, 2009, acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand, which we refer to as the MACOM Acquisition. We acquired Mimix Holdings, Inc. (Mimix), a supplier of high-performance GaAs semiconductors, on May 28, 2010 and Optomai, Inc. (Optomai), a developer of ICs and modules for fiber optic networks, on April 25, 2011.

We have a 52-or 53-week fiscal year ending on the Friday closest to September 30. Fiscal years 2013, 2012 and 2011 each had 52 weeks.

Recent Developments

On November 5, 2013, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Micro Merger Sub, Inc., our wholly-owned subsidiary (Purchaser), and Mindspeed Technologies, Inc. (Mindspeed), pursuant to which we will acquire Mindspeed (Mindspeed Acquisition). Mindspeed is a supplier of semiconductor solutions for communications infrastructure applications.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on November 19, 2013, we and Purchaser commenced a cash tender offer (the Offer) to purchase all of the outstanding shares of common stock, par value $0.01, of Mindspeed at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes. The Offer will expire at 12:00 midnight at the end of December 17, 2013, unless the Offer is extended. Upon completion of the Offer, and subject to the terms and conditions of the Merger Agreement and pursuant to Section 251(h) of the Delaware General Corporation Law, Purchase will merger with and into Mindspeed, with Mindspeed as the surviving corporation and a wholly-owned subsidiary of us. There can be no assurance that we will close the Mindspeed Acquisition or realize any of the expected benefits and synergies from the acquisition.

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

We believe the primary drivers of our future revenue growth will include:

•	early customer engagement with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service many end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our 37 product lines;

•

introduction of, and the market’s reception to, new products that command higher prices based on the application of advanced technologies such as Gallium Nitride (GaN) added features, higher levels of integration and improved performance; and

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

We believe GaN technology will be a key long-term enabler in growth applications across a number of our commercial and defense-related markets, and that we are well-positioned to differentiate ourselves from competitors in the GaN market in the future by providing customers with a secure, dual source supply chain for high performance GaN devices.

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

Research and development. Research and development (R&D) expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development and project materials. We expense all research and development costs as incurred. We have made a significant investment in R&D since March 2009 and expect to generally maintain or increase the dollar amount of R&D investment in future periods, although amounts may increase or decrease in any individual period.

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

Other income (expense). Other income (expense) consists of our common stock warrant liability expense and/or gain, our Class B conversion liability expense that was settled in March 2012, interest expense and income from our administrative and business development services agreement with GaAs Labs, which is an affiliate of our directors and majority stockholders John and Susan Ocampo.

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

As discussed in Part I, Item 1A. “Risk Factors”, as an emerging growth company and pursuant to Section 102(6)(1) of the JOBS Act, we have elected to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies, and thus our financial statements may not be comparable to those of other companies that comply with public company effective dates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Fiscal Years
	2013	2012	2011
Revenue	$318,718	$302,203	$310,295
Cost of revenue (1)	179,019	167,301	178,435

Gross profit	139,699	134,902	131,860

Operating expenses:
Research and development (1)	40,631	35,817	36,121
Selling, general and administrative (1)(4)	50,242	44,754	48,103
Litigation settlement	7,250	—	—
Contingent consideration	(577)	(3,922)	210
Restructuring charges	950	1,862	1,499

Total operating expenses	98,496	78,511	85,933

Income from operations	41,203	56,391	45,927

Other (expense) income:
Warrant liability (expense) income (2)	(4,312)	3,175	(5,080)
Class B conversion liability expense (3)	—	(44,119)	(39,737)
Interest expense (1)	(817)	(695)	(1,561)
Other income — related party	372	185	—

Other (expense) income, net	(4,757)	(41,454)	(46,378)

Income (loss) before income taxes	36,446	14,937	(451)
Income tax provision	9,135	15,953	1,319

Income (loss) from continuing operations	27,311	(1,016)	(1,770)

Income from discontinued operations	—	—	754

Net income (loss)	$27,311	$(1,016)	$(1,016)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs included in our consolidated statements of operations is set forth below (in thousands):

	Fiscal Years
	2013	2012	2011

Amortization expense:
Cost of revenue	$1,900	$1,988	$1,588
Selling, general and administrative	1,260	1,317	1,069
Non-cash compensation expense: (a)
Cost of revenue	1,039	715	335
Research and development	1,688	979	258
Selling, general and administrative	3,369	2,068	964
Amortization of deferred financing costs — interest expense	321	271	765

(a)	Includes (i) share-based compensation expense and (ii) incentive compensation amounts payable by the previous owner of the MACOM Business to certain of our employees in connection with the sale of such business to us and recorded in our financial statements in a manner similar to share-based compensation.

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.

(4)	Includes Optomai litigation costs of $2.6 million incurred in fiscal year 2013 and $484,000 in fiscal year 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Fiscal Years
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	56.2	55.4	57.5

Gross profit	43.8	44.6	42.5

Operating expenses:
Research and development	12.7	11.9	11.6
Selling, general and administrative	15.8	14.8	15.5
Litigation settlement	2.3
Contingent consideration	(0.2)	(1.3)	0.1
Restructuring charges	0.3	0.6	0.5

Total operating expenses	30.9	26.0	27.7

Income from operations	12.9	18.7	14.8

Other (expense) income:
Warrant liability expense (income)	(1.4)	1.1	(1.6)
Class B conversion liability expense	—	(14.6)	(12.8)
Interest expense	(0.3)	(0.2)	(0.5)
Other income-related party	0.1	0.1	—

Other (expense) income, net	(1.5)	(13.7)	(14.9)

Income (loss) before income taxes	11.4	4.9	(0.1)
Income tax provision	2.9	5.3	0.4

Income (loss) from continuing operations	8.6	(0.3)	(0.6)
Income from discontinued operations	—	—	0.2

Net income (loss)	8.6%	(0.3)%	(0.3)%

Comparison of Fiscal Year Ended September 27, 2013 to Fiscal Year Ended September 28, 2012

Revenue. Our revenue increased $16.5 million, or 5.5%, to $318.7 million for fiscal year 2013 from $302.2 million for fiscal year 2012. The increase in revenue was primarily due to continued strength in our Automotive market as well as strength in sales of our optical and broadband catalog products. These increases were partially offset by lower revenue from our A&D market and Multi-market, which we believe primarily reflects fluctuations in demand in A&D and a continued ramp down of certain higher volume consumer targeted products.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2013	2012	% Change
Networks	$83,743	$83,379	0.4%
A&D	86,985	95,009	(8.4)%
Multi-market	63,622	70,428	(9.7)%
Automotive	84,368	53,387	58.0%

Total	$318,718	$302,203

Networks	26.3%	27.6%
A&D	27.3%	31.4%
Multi-market	20.0%	23.3%
Automotive	26.5%	17.7%

Total	100.0%	100.0%

In fiscal year 2013, our Networks market revenue was flat compared to fiscal year 2012. We experienced increased revenue from strength in sales of our optical products, which was offset by lower revenue from sales of our CATV products and a slowdown in capital spending by telecommunications operators for cellular infrastructure and wireless backhaul applications.

In fiscal year 2013, our A&D market revenue decreased by $8.0 million compared to fiscal year 2012. We attribute this decrease primarily to weaker demand for satellite communications applications and continued weaker overall market demand for tactical and public safety radios, as well as in certain legacy radar programs.

In fiscal year 2013, our Multi-market revenues decreased $6.8 million compared to fiscal year 2012. We attribute this decrease primarily to a continued ramp down of certain higher volume consumer targeted products, partially offset by higher revenue from sales of our catalog products for general market demand.

In fiscal year 2013, our Automotive market revenues increased by $31.0 million compared to fiscal year 2012. We attribute this growth primarily to adoption by our largest automotive customer of our GPS modules across the majority of its domestic fleet as well as further penetration into the international market.

Gross margin. Gross margin was 43.8% for fiscal year 2013 compared with 44.6% for fiscal year 2012. Gross margin in fiscal year 2013 compared to fiscal year 2012 was negatively impacted by unfavorable manufacturing variances, as well as increases in manufacturing supplies, inventory provisions, depreciation and warranty costs. These were partially offset by lower payroll and related costs, a refinement in the estimation process we use to capitalize material and manufacturing variances to inventory to better reflect our current business, as well as lower external services expenses. The unfavorable manufacturing variances were primarily a result of the aforementioned ramp down of higher volume consumer targeted products.

Research and development. R&D expense increased $4.8 million, or 13.4%, to $40.6 million, or 12.7% of our revenue, in fiscal year 2013 compared with $35.8 million, or 11.9% of our revenue, in fiscal year 2012.

Research and development costs in fiscal year 2013 increased as compared to fiscal year 2012 primarily as a result of increases in cash and non-cash compensation, foundry purchases and engineering supplies.

Selling, general and administrative. SG&A expense increased $5.5 million, or 12.3%, to $50.2 million, or 15.8% of our revenue, for fiscal year 2013 compared with $44.8 million, or 14.8% of our revenue, for fiscal year 2012. The increase was primarily due to increased litigation related professional fees, a charge of $1.3 million pertaining to restoration of a leased facility that was exited in fiscal year 2012 as well as increases in cash and non-cash employee compensation, partially offset by lower bad debt expense.

Litigation settlement. We paid and expensed $7.3 million in connection with the global settlement of all claims and litigation between us and GigOptix in September 2013.

Contingent consideration. Contingent consideration resulted in a gain of $0.6 million for fiscal year 2013 compared with gain of $3.9 million for fiscal year 2012. Contingent consideration is a result of changes in the fair value of the contingent consideration we expect to pay related to acquisitions. The gains in both fiscal years resulted primarily from the reversal of previously recorded contingent consideration in connection with our April 2011 acquisition of Optomai. As of September 27, 2013, we have no remaining contingent consideration arrangements.

Restructuring charges. Restructuring charges were $1.0 million for fiscal year 2013 compared with $1.9 million for fiscal year 2012. The restructuring charge in the 2012 period related to a reduction of staffing during the period and represents severance and related benefits that we paid in fiscal years 2012 and 2013.

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

Income from operations. Income from operations decreased $15.2 million, or 26.9%, to $41.2 million, or 12.9% of our revenue, for fiscal year 2013 compared with $56.4 million, or 18.7%, of our revenue for fiscal year 2012.

Warrant liability. We recorded an expense of $4.3 million for fiscal year 2013 compared to a gain of $3.2 million for fiscal year 2012. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $0.8 million for fiscal year 2013, compared with $0.7 million for fiscal year 2012 and represents the fees we pay for the unused portion of our revolving line of credit as well as amortized financing costs.

Other income—related party. In fiscal years 2013 and 2012, we billed GaAs Labs $0.4 million and $0.2 million, respectively, for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income.

Provision for income taxes. The provision for income taxes was $9.1 million for fiscal year 2013 as compared to $16.0 million for fiscal year 2012. The provision for income taxes and the effective income tax rates decreased primarily due to increases in the 2013 period in the amount of income taxed in foreign jurisdictions at generally lower tax rates as well as due to the impact of a retroactive U.S. research and development tax credit that had previously expired on December 31, 2011 and was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, resulting in a larger benefit being recognized during fiscal year 2013.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for fiscal years 2013 and 2012 was driven primarily by changes in fair values of the warrant liability and, in fiscal year 2012, the Class B conversion liability, neither of which are deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, partially offset by U.S. state income taxes, and, in fiscal year 2013, a benefit relating to the retroactive reinstatement of the U.S. research and development tax credits, and, in fiscal year 2012, a $1.7 million deferred income tax benefit resulting from a change in the deferred income tax liability related to acquired intangible assets. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

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

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2012	2011	% Change
Networks	$83,379	$93,974	(11.3)%
A&D	95,009	94,227	0.8%
Multi-Market	70,428	86,007	(18.1)%
Automotive	53,387	36,087	47.9%

Total	$302,203	$310,295

Networks	27.6%	30.3%
A&D	31.4%	30.4%
Multi-Market	23.3%	27.7%
Automotive	17.7%	11.6%

Total	100.0%	100.0%

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

In fiscal year 2012, our Multi-market revenues decreased by $15.6 million compared to fiscal year 2011. We attribute this primarily to weaker demand for our general purpose products through our distribution channels.

In fiscal year 2012, our Automotive revenues increased by $17.3 million compared to fiscal year 2011. We attribute this growth primarily to adoption by our largest automotive customer of our GPS modules across the majority of its domestic fleet.

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

Contingent consideration. Contingent consideration resulted in a gain of $3.9 million for fiscal year 2012 compared with expense of $0.2 million for fiscal year 2011. Contingent consideration is a result of changes in the fair value of the contingent consideration we expect to pay related to acquisitions. The gain in fiscal year 2012 resulted primarily from changes in our expectations about the potential payments we may make in connection with our April 2011 acquisition of Optomai.

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

Income from operations. Income from operations increased $10.5 million, or 22.8%, to $56.4 million, or 18.7% of our revenue, for fiscal year 2012 compared with $45.9 million, or 14.8%, of our revenue for fiscal year 2011. The increase in income from operations was primarily attributable to a gain from contingent consideration and improved gross margins and other cost reduction activities that reduced operating expenses in fiscal year 2012 compared to fiscal year 2011, partially offset by increases in non-cash compensation and amortization in fiscal year 2012.

Warrant liability. We recognized a gain of $3.2 million for fiscal year 2012 compared to an expense of $5.1 million for fiscal year 2011. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Class B conversion liability expense. Class B conversion liability expense was $44.1 million for fiscal year 2012 compared to $39.7 million for fiscal year 2011. The changes relate to the changes in the estimated fair value of certain features of our Class B convertible preferred stock (Class B) issued in December 2010, which we carried as a liability at fair value from the issuance date through March 20, 2012, the date we completed the IPO. Upon completion of the IPO, all of our preferred stock, including our Class B, was converted to common stock. In connection with the IPO in March 2012, we paid $60.0 million to the former holders of our Class B as a preference payment. The conversion of the Class B and the payment of the preference amount settled the Class B conversion liability in full.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2013, we held $110.4 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $36.8 million in fiscal 2013, of which the principal components were net income of $27.3 million, plus non-cash expense of $18.9 million, partially offset by unfavorable changes in operating assets and liabilities of $9.4 million. Increases in accounts receivable and prepaid and other assets of $8.8 million and $4.7 million as well as a decrease in accounts payable of $3.5 million were partially offset by decreases in inventory of $3.5 million and increases in accrued and other liabilities, income taxes and deferred revenue of $4.7 million, $3.7 million and $1.0 million respectively. In addition, in fiscal year 2013, we paid Cobham $6.0 million as a third and final earn-out payment, $5.3 million of which is reflected as a reduction of cash from operations and the remaining $0.7 million of which is reflected as a reduction of cash from financing activities.

Cash used in investing activities was $12.7 million in fiscal year 2013, which primarily consisted $11.8 million of purchases of property and capital equipment, including renovation of leased facilities as well as production and manufacturing equipment and tooling as well as engineering equipment and software tools. In addition we used $897,000 to purchase certain intangible assets.

Cash from financing activities was $1.8 million in fiscal year 2013. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $4.0 million during the period. Financing and offering costs totaled $1.5 million and the previously mentioned Cobham payment reflected as financing activity totaled $0.7 million.

In July 2013, we entered into a long term technology licensing and transfer agreement that calls for potential payments by us of up to $9.0 million through July 2016 based upon the achievement of specified milestones. In connection with this arrangement, we expect capital expenditures to increase in fiscal year 2014.

We have a revolving credit facility with up to $300.0 million in borrowing availability maturing in September 2018. Borrowings under the revolving credit facility bear a variable interest rate. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of September 27, 2013 and had no outstanding borrowings under the revolving credit facility as of that date. We currently anticipate that we will draw approximately $214 million on our revolving credit facility to partially fund the Mindspeed Acquisition. We intend to use cash on hand to fund the remainder of the Mindspeed Acquisition.

In connection with the MACOM Acquisition, we agreed to pay Cobham up to $30.0 million in the aggregate in the form of an earn-out based on our achievement of revenue targets through September 2012 whereby we made payments of $8.8 million, $15.0 million and $6.0 million to Cobham in fiscal years 2011, 2012, and 2013 in full satisfaction of all earn-out amounts due under the arrangement.

We also entered into an earn-out arrangement in connection with our purchase of Optomai in April 2011. Pursuant to the arrangement, as amended, we agreed to pay the stockholders and option holders of Optomai an earn-out amount based on our achievement of certain revenue, product release and contribution margin targets from sales of products utilizing Optomai intellectual property through September 2013. We have not made any earn-out payments pursuant to this agreement nor are any further amounts potentially payable pursuant to this agreement.

The undistributed earnings of our foreign subsidiaries are permanently reinvested since we do not intend to repatriate such earnings. We believe the decision to permanently reinvest these earnings will not have a significant impact on our liquidity. As of September 27, 2013, cash held by our foreign subsidiaries was $12.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents for general corporate purposes, including working capital. We may also use a portion of our cash and cash equivalents for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We may supplement our liquidity from time to time through capital raising activities in the future, including through the sale of equity and debt securities or other debt financing. There is no assurance that we will be successful in raising funds in these capital raising activities no terms acceptable to us, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of September 27, 2013 (in thousands):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations (1)	$18,371	$3,298	$5,474	$3,987	$5,612
Purchase Commitments (2)	4,352	4,352	—	—	—

	$22,723	$7,650	$5,474	$3,987	$5,612

(1)	We have non-cancelable operating lease agreements for office, research, development, and manufacturing space in the U.S. and foreign locations. We also have operating leases for certain equipment, automobiles and services. These lease agreements expire at various dates through 2022, and certain agreements contain provisions for extension at substantially the same terms as currently in effect.
(2)	In the normal course of business, we enter into supply arrangements with certain of our suppliers to purchase minimum quantities of inventories.

As of September 27, 2013, we had no net unrecognized tax benefits for uncertain tax positions. Although it is reasonably possible that our unrecognized tax benefits for tax positions taken on previously filed tax returns could materially change in the next 12 months, we are unable to make a reasonably reliable estimate as to when cash settlement of these unrecognized tax benefits, if any, will occur with a tax authority, as the timing of examinations and ultimate resolution of those examinations is uncertain.

As of September 27, 2013, we had an estimated $0.9 million in asset retirement obligations for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could materially change in the next 12 months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.

As of September 27, 2013, we had a long term technology licensing and transfer commitment that calls for potential payments of up to $7.5 million through July 2016.

OTHER MATTERS

Inflation did not have a material impact upon our results of operations during the three-year period ended September 27, 2013.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of September 27, 2013, we had no outstanding borrowings under the revolving credit facility. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

M/A-COM Technology Solutions Holdings, Inc.

Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of M/A-COM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 27, 2013 and September 28, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended September 27, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2013 and September 28, 2012 and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 4, 2013

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	September 27, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,446	$84,528
Accounts receivable, net	62,961	54,184
Inventories	53,995	57,459
Income taxes receivable	915	4,939
Prepaid expenses and other current assets	6,153	3,660
Deferred income taxes	10,404	8,264

Total current assets	244,874	213,034

Property and equipment, net	31,563	30,209
Goodwill	3,990	3,990
Intangible assets, net	17,899	18,776
Other assets	5,905	2,064

Total assets	$304,231	$268,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,313	$26,958
Accrued liabilities	16,164	13,867
Income taxes payable	20	330
Deferred revenue	9,030	7,992
Contingent consideration	—	6,580

Total current liabilities	50,527	55,727
Common stock warrant liability	11,873	7,561
Other long-term liabilities	3,022	1,236
Deferred income taxes	1,985	4,091

Total liabilities	67,407	68,615

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 46,493 and 45,583 shares issued and 46,470 and 45,540 shares outstanding as of September 27, 2013 and September 28, 2012, respectively, of which 74 and 131 shares, respectively, are subject to forfeiture	46	45
Accumulated other comprehensive loss	(167)	(137)
Additional paid-in capital	357,700	347,971
Treasury stock, 23 and 43 shares of common stock as of September 27, 2013 and September 28, 2012, respectively, at cost	(330)	(685)
Accumulated deficit	(120,425)	(147,736)

Total stockholders’ equity	236,824	199,458

Total liabilities and stockholders’ equity	$304,231	$268,073

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Revenue	$318,718	$302,203	$310,295
Cost of revenue	179,019	167,301	178,435

Gross profit	139,699	134,902	131,860

Operating expenses:
Research and development	40,631	35,817	36,121
Selling, general and administrative	50,242	44,754	48,103
Litigation settlement	7,250	—	—
Contingent consideration	(577)	(3,922)	210
Restructuring charges	950	1,862	1,499

Total operating expenses	98,496	78,511	85,933

Income from operations	41,203	56,391	45,927

Other (expense) income:
Warrant liability (expense) gain	(4,312)	3,175	(5,080)
Class B conversion liability expense	—	(44,119)	(39,737)
Interest expense	(817)	(695)	(1,561)
Other income — related party	372	185	—

Other (expense) income, net	(4,757)	(41,454)	(46,378)

Income (loss) before income taxes	36,446	14,937	(451)
Income tax provision	9,135	15,953	1,319

Income (loss) from continuing operations	27,311	(1,016)	(1,770)

Income from discontinued operations	—	—	754

Net income (loss)	27,311	(1,016)	(1,016)
Accretion to redemption value of redeemable preferred stock and participating stock dividends	—	(2,616)	(80,452)

Net income (loss) attributable to common stockholders	$27,311	$(3,632)	$(81,468)

Net income (loss) per share:
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.59	$(0.15)	$(54.63)
Income from discontinued operations	—	—	0.50

Net income (loss) — basic	$0.59	$(0.15)	$(54.13)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.58	$(0.15)	$(54.63)
Income from discontinued operations	—	—	0.50

Net income (loss) — diluted	$0.58	$(0.15)	$(54.13)

Shares used to compute net income (loss) per common share:
Basic	45,916	24,758	1,505

Diluted	47,137	24,758	1,505

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years
	2013	2012	2011
Net income (loss)	$27,311	$(1,016)	$(1,016)
Foreign currency translation gain (loss)	(30)	44	(8)

Total comprehensive income (loss)	$27,281	$(972)	$(1,024)

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

	Convertible Preferred Stock, $0.001 Par Value								Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A-1		Series A-2		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — October 2, 2010	100,000	$100	16,822	$17	992	$1	—	$—	$(173)	$70,821	$(26,111)	$44,655
Reclassification of Class A	(100,000)	(100)	(16,822)	(17)	—	—	—	—	—	(70,821)	(35,462)	(106,400)
Dividends declared	—	—	—	—	—	—	—	—	—	—	(80,000)	(80,000)
Exercise of stock options	—	—	—	—	755	1	—	—	—	610	—	611
Accretion of preferred stock	—	—	—	—	—	—	—	—	—	(2,167)	(2,069)	(4,236)
Stock-based and other incentive compensation	—	—	—	—	—	—	—	—	—	1,557	—	1,557
Foreign currency translation	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,016)	(1,016)

Balance — September 30, 2011	—	—	—	—	1,747	2	—	—	(181)	—	(144,658)	(144,837)
Issuance of common stock upon initial public offering, net of costs incurred	—	—	—	—	5,556	5	—	—	—	93,681	—	93,686
Conversion of redeemable and convertible preferred stock and Class B conversion liability	—	—	—	—	37,677	38	—	—	—	310,094	—	310,132
Payment of Class B conversion preference	—	—	—	—	—	—	—	—	—	(60,000)	—	(60,000)
Reclaim of escrow	—	—	—	—	—	—	—	—	—	247	—	247
Exercise of stock options	—	—	—	—	366	—	—	—	—	527	—	527
Vesting of restricted common stock	—	—	—	—	106	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	43	(685)	—	—	—	(685)
Stock-based and other incentive compensation	—	—	—	—	—	—	—	—	—	3,762	—	3,762
Accretion of preferred stock	—	—	—	—	—	—	—	—	—	(554)	(2,062)	(2,616)
Excess tax benefits	—	—	—	—	—	—	—	—	—	214	—	214
Foreign currency translation	—	—	—	—	—	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	—	—	—	—	(1,016)	(1,016)

Balance — September 28, 2012	—	$—	—	$—	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$199,458

(Continued)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

	Convertible Preferred Stock, $0.001 Par Value								Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A-1		Series A-2		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — September 28, 2012	—	$—	—	$—	45,452	$45	43	$(685)	$(137)	$347,971	$(147,736)	$199,458
Issuance of common stock upon exercise of stock options	—	—	—	—	614	1	—	—	—	604	—	605
Vesting of restricted common stock and units	—	—	—	—	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	131	—	—	—	—	1,281	—	1,281
Repurchase of common stock	—	—	—	—	—	—	6	(77)	—	—	—	(77)
Retirement of treasury stock	—	—	—	—	(26)	—	(26)	432	—	(432)	—	—
Share-based and other incentive compensation	—	—	—	—	—	—	—	—	—	6,096	—	6,096
Excess tax benefits	—	—	—	—	—	—	—	—	—	2,180	—	2,180
Foreign currency translation	—	—	—	—	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	—	—	—	—	27,311	27,311

Balance — September 27, 2013	—	$—	—	$—	46,419	$46	23	$(330)	$(167)	$357,700	$(120,425)	$236,824

See notes to consolidated financial statements.

(Concluded)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,311	$(1,016)	$(1,016)
Adjustments to reconcile net (loss) income to net cash from operating activities (net of acquisition):
Common stock warrant liability expense (gain)	4,312	(3,175)	5,080
Class B conversion liability expense	—	44,119	39,737
Depreciation and amortization	13,674	12,504	11,175
Gain on disposition of business, net	—	—	(329)
Contingent consideration	(577)	(3,922)	210
Deferred income taxes	(4,649)	1,985	(9,073)
Loss on disposal of property and equipment	47	152	903
Stock-based and other noncash incentive compensation	6,096	3,762	1,557
Change in operating assets and liabilities (net of acquisition):
Payment of contingent consideration	(5,328)	—	—
Accounts receivable	(8,777)	(7,972)	(690)
Inventories	3,464	(4,979)	(7,121)
Prepaid expenses and other assets	(4,720)	(220)	(1,877)
Accounts payable	(3,490)	7,164	1,547
Accrued and other liabilities	4,686	(904)	(7,950)
Income taxes	3,714	(7,017)	—
Deferred revenue	1,038	(5,127)	660

Net cash from operating activities	36,801	35,354	32,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,769)	(15,679)	(9,781)
Purchase of intangible assets	(897)	—	—
Acquisition of a business — net of cash acquired	—	—	(1,807)
Proceeds from sale of assets	—	—	3,042

Net cash from investing activities	(12,666)	(15,679)	(8,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters’ discount	—	98,175	—
Payment of Class B preference	—	(60,000)	—
Financing and offering costs	(1,527)	(3,362)	(2,448)
Payments on notes payable and revolving credit facility	—	—	(30,000)
Payments on capital lease	—	—	(1,426)
Proceeds from issuance of convertible preferred stock with warrant and conversion features	—	—	118,680
Excess tax benefits	2,180	214	—
Repurchase of common stock	(77)	(685)	—
Proceeds from stock option exercises and employee stock purchases	1,886	527	611
Payment of contingent consideration	(675)	(15,000)	(8,825)
Payment of dividends	—	(635)	(79,137)
Payments to Mimix Holdings, Inc. preferred and common stockholders	(4)	(49)	—

Net cash from financing activities	1,783	19,185	(2,545)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,918	38,860	21,722
CASH AND CASH EQUIVALENTS — Beginning of year	84,528	45,668	23,946

CASH AND CASH EQUIVALENTS — End of year	$110,446	$84,528	$45,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$501	$317	$1,021

Cash paid for income taxes	$7,318	$19,634	$10,269

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

MACOM’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. The fiscal years presented in the accompanying consolidated financial statements were 52 weeks in length. Unless otherwise indicated, references in the consolidated financial statements to fiscal years 2013, 2012 and 2011 are to the Company’s fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations—In the second and third quarters of fiscal year 2011, the Company sold assets of non-core laser diode and ferrite business lines and has segregated the operating results of the divested businesses from continuing operations in fiscal year 2011.

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

Cash and Cash Equivalents—Cash equivalents are primarily composed of short-term, highly-liquid instruments with an original maturity of three months or less.

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

Goodwill and Intangible Assets—The Company has intangible assets with indefinite and definite lives. Goodwill and the “M/A-COM” trade name are indefinite-lived assets and were acquired through business combinations. Neither the goodwill nor the “M/A-COM” trade name are subject to amortization; these are reviewed for impairment annually in August and more frequently if events or changes in circumstances indicate that the assets may be impaired. If impairment exists, a loss would be recorded to write down the value of the indefinite-lived assets to their implied fair values. There have been no impairments of intangible assets in any period presented through September 27, 2013. The Company’s other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. The Company amortizes definite-lived assets over their estimated useful lives, which range from 5 to 10 years, based on the pattern over which the Company expects to receive the economic benefit from these assets.

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

In evaluating an asset for recoverability, the Company estimates the undiscounted cash flows expected to result from the Company’s use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There was no impairment of long-lived assets in any period presented.

Revenue Recognition—Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Provided other revenue recognition criteria are met, product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment. The Company has distribution agreements that provide distributors with rights to return certain products and price protection on certain products. The Company is unable to estimate the amount of its products that may be returned by such distributors, and the ultimate sales price of products sold to such distributors, until the distributors have sold the products to third-party customers, at which point both the return rights and the price protection feature lapse. Accordingly, the Company defers the recognition of revenue on shipments of returnable and price-protected products until the products are sold by the distributors to third-party customers. The Company defers both the revenue recognition and related cost of revenue on these products by recording the revenue as deferred revenue and the associated cost remains recorded in inventory in the accompanying consolidated balance sheets. When these products are sold to a distributor’s customers, the Company recognizes the revenue and associated cost of revenue. As of September 27, 2013 and September 28, 2012, $3.0 million and $3.1 million, respectively, of product costs pertaining to deferred revenue was included in inventories as finished goods in the accompanying consolidated balance sheets. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of costs of revenue. The Company provides warranties for its products and accrues the estimated costs of warranty claims in the period the related revenue is recorded.

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

Escrow Arrangements and Outstanding Shares—In fiscal year 2012, 282,681 shares of former Series A-2 convertible preferred stock were canceled in resolution of an indemnification claim against an escrow arrangement in connection with a prior acquisition and all remaining shares were released pursuant to the terms of the escrow. The escrow was terminated upon completion of the IPO in March 2012 and no further shares or amounts are held in escrow.

Outstanding shares of common stock presented in the accompanying consolidated statements of stockholders’ equity as of September 27, 2013 and September 28, 2012 exclude 74,000 and 131,000 shares, respectively, issued as compensation to employees that were subject to forfeiture, pending continued employment with the Company through stated vesting dates.

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

The Company has not experienced any losses related to these indemnification obligations in any period presented, and no claims with respect thereto were outstanding as of September 27, 2013. The Company does not expect significant claims related to these indemnification obligations and, consequently, has concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.

Recent Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Evaluation of Subsequent Events—Management has evaluated subsequent events involving the Company for potential recognition or disclosure in the accompanying audited consolidated financial statements through the date of the issuance of the consolidated financial statements. Subsequent events are events or transactions that occurred after the balance sheet date but before the accompanying consolidated financial statements are issued. See Note 25 to these Notes to Consolidated Financial Statements.

3. MERGERS AND ACQUISITIONS

Acquisition of the MACOM Business—In connection with the acquisition of the MACOM business in March 2009, the Company became obligated to pay the seller up to $30.0 million as contingent consideration. The amount to be paid to the seller was measured based upon the Company’s qualifying revenue, as defined in the purchase agreement, through September 2012. The Company paid $6.0 million, $15.0 million and $8.8 million in fiscal years 2013, 2012 and 2011, respectively, in full satisfaction of all amounts owed under the arrangement.

The prior owner of the MACOM business entered into incentive compensation arrangements with certain employees of the Company to induce such employees to remain employed by the Company through September 2012, coinciding with the aforementioned contingent purchase price payment period. Because the Company continued to receive benefits from the employment services of the related employees, the incentive compensation was recorded in the Company’s consolidated financial statements as non-cash incentive compensation expense in the consolidated statements of operations, with the offsetting amount recorded as a capital contribution through an increase in additional paid-in capital. In fiscal year 2013, the Company reversed $360,000 of previously recognized accrued compensation upon termination of the arrangement. In fiscal years 2012 and 2011, the Company expensed $103,000 and $277,000, respectively, pursuant to the terms of the incentive compensation arrangement.

Acquisition of Optomai, Inc.—On April 25, 2011, the Company acquired Optomai, Inc. (Optomai), a developer of integrated circuits and modules for fiber optic networks located in Sunnyvale, California, in exchange for $1.8 million in cash and potential contingent consideration, as amended, payable to the sellers through November 2013, and the assumption of $260,000 of liabilities. The transaction was accounted for as a purchase. The total fair value of purchase consideration paid in the acquisition by the Company was $6.6 million. The operations of Optomai have been included in the Company’s consolidated financial statements since the date of acquisition. The operations of Optomai were not material and had the business combination occurred as of the earliest period presented, the Company’s revenue and earnings would not have been materially different. The Company acquired Optomai to accelerate its entrance into the fiber optics market.

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

In connection with the acquisition of Optomai, the Company became obligated to pay the seller additional purchase consideration should the acquired business’ revenue and product development exceed certain thresholds. The amount to be paid to the seller was to be measured based upon the revenue, contribution margin and product development of the acquired business, as amended, through September 2013. The Company recorded a liability carried at fair value as of each reporting date, with changes in fair value being recorded in earnings. The Company did not make any payment nor is any amount payable related to the earn-out periods that expired in September 2013.

The changes in fair value of contingent consideration resulting from acquisitions are set below (in thousands):

Balance — October 2, 2010	$29,300
Acquisition of Optomai	4,817
Payment — MACOM business acquisition	(8,825)
Change in fair value	210

Balance — September 30, 2011	25,502
Payment — MACOM business acquisition	(15,000)
Change in fair value	(3,922)

Balance — September 28, 2012	6,580
Payment — MACOM business acquisition	(6,003)
Change in fair value	(577)

Balance — September 27, 2013	$—

4. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 27, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Common stock warrant liability	$11,873	—	—	$11,873

	September 28, 2012
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Contingent consideration	$6,580	$—	$—	$6,580

Common stock warrant liability	$7,561	$—	$—	$7,561

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2013
	September 28, 2012	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 27, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Common stock warrant	$7,561	$4,312	$—	$—	$—	$11,873

	Fiscal Year 2012
	September 30, 2011	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 28, 2012
Contingent consideration	$25,502	$(3,922)	$—	$(15,000)	$—	$6,580

Common stock warrant	$10,736	$(3,175)	$—	$—	$—	$7,561

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

	Fiscal Year 2011
	October 2, 2010	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 30, 2011
Contingent consideration	$29,300	$210	$4,817	$(8,825)	$—	$25,502

Common stock warrant	$—	$5,080	$5,656	$—	$—	$10,736

Class B conversion liability	$—	$39,737	$41,641	$—	$—	$81,378

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

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of September 27, 2013 and September 28, 2012, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected lives of 7.2 years and 8.2 years, expected volatility of 43.5% and 42.9% and risk free rates of 2.02% and 1.4%, respectively. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

The fair values of the Class B conversion liabilities were estimated based upon a consideration of the estimated fair value of the underlying common stock into which the Class B is convertible, and the expected preferential payments pursuant to the terms of the securities. The Company estimated the fair value of the common stock by using the same probability-weighted scenarios in estimating the fair value of the warrants. For each potential scenario, the value to the Class B was estimated relative to the existing preferences. The amount in excess of the liquidation preferences, if any, was then probability-weighted and discounted to the present using a risk adjusted discount rate. The Class B conversion liabilities were settled upon the closing of the Company’s IPO in March 2012.

These estimates include significant judgments and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts related to accounts receivable is as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Balance — beginning of year	$699	$657	$891
Provision (recoveries), net	(443)	42	(116)
Charge-offs	(61)	—	(118)

Balance — end of year	$195	$699	$657

6. INVENTORIES

Inventories consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Raw materials	$27,643	$29,922
Work-in-process	5,740	5,472
Finished goods	20,612	22,065

Total	$53,995	$57,459

In the fiscal year 2013, the Company refined its estimation process used to capitalize material and manufacturing variances to inventory to better reflect its current business. This change resulted in a $1.1 million increase to inventory and a corresponding reduction to costs of sales in March 2013.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 27, 2013	September 28, 2012
Machinery and equipment	$46,781	$38,795
Leasehold improvements	5,051	4,876
Furniture and fixtures	720	699
Construction in process	6,124	4,188
Computer equipment and software	6,352	6,594

Total property and equipment	65,028	55,152
Less accumulated depreciation and amortization	(33,465)	(24,943)

Property and equipment — net	$31,563	$30,209

Depreciation and amortization expense related to property and equipment for fiscal years 2013, 2012 and 2011 was $10.2 million, $8.9 million and $7.8 million, respectively.

8. DEBT

Acquisition-Related Debt—In connection with the acquisition of the MACOM Business, the Company issued to the seller a term note payable (Term Note) for $30.0 million, which was paid in full in December 2010.

Revolving Credit Facility—On September 26, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which replaced its prior revolving credit facility, and provides for a revolving credit facility of up to $300.0 million that matures in September 2018. Borrowings under the revolving credit facility bear either a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.00%, 1.25% or 1.50%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.00%, 2.25% or 2.50%, subject to certain conditions. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions. As of September 27, 2013 and September 28, 2012, there were no outstanding borrowings under the revolving credit facility.

9. EMPLOYEE BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Code (Section 401(k)) on October 1, 2009 (401(k) Plan). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no Company contributions made to the 401(k) Plan for calendar year 2013 through September 27, 2013. Contributions to the 401(k) Plan for calendar years 2012 and 2011 were $1.0 million and $1.1 million, respectively.

The Company’s employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. The Company expensed contributions of $881,000, $711,000 and $681,000 for fiscal years 2013, 2012 and 2011, respectively.

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 27, 2013	September 28, 2012
Compensation and benefits	$9,593	$7,643
Product warranty	522	866
Professional fees	1,905	1,132
Software licenses	1,385	616
Asset retirement obligations — current portion	270	397
Distribution costs	641	624
Restructuring costs	145	328
Other	1,703	2,261

Total	$16,164	$13,867

11. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States and foreign locations. The Company also has operating leases for certain equipment, automobiles and services in the United States and foreign jurisdictions.

These lease agreements expire at various dates through 2022 and certain agreements contain provisions for extension at substantially the same terms as currently in effect. Any lease escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, are included in the determination of straight-line rent expense over the lease term.

Future minimum lease payments for the next five fiscal years as of September 27, 2013 are as follows (in thousands):

2014	$3,298
2015	2,820
2016	2,654
2017	2,417
2018	1,570
Thereafter	5,612

Total minimum lease payments	$18,371

Rent expense incurred under non-cancelable operating leases was $3.6 million, $3.9 million and $4.0 million in fiscal years 2013, 2012 and 2011, respectively. Pursuant to the terms of a facility lease, the Company would be obligated to reimburse a landlord for lease incentives of up to $1.0 million should the Company default on the lease during the term, which expires in January 2018.

The Company is obligated under certain facility leases to restore those facilities to the condition in which the Company or its predecessors first occupied the facilities. The Company is required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. The estimated costs for the removal of these assets are recorded as asset retirement obligations. A summary of the changes in the estimated fair values of the asset retirement obligations is as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Balance — beginning of year	$949	$913	$1,819
Payments	(1,403)	(41)	(705)
Accretion expense and settlements	1,323	77	(201)

Balance — end of year	$869	$949	$913

Unused Letter of Credit—As of September 27, 2013, the Company had outstanding unused letters of credit from a bank aggregating $246,000.

Purchase Commitments—As of September 27, 2013, the Company had outstanding noncancelable purchase commitments aggregating $4.4 million pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

Suits By and Against GigOptix. In April 2011, GigOptix, Inc. (GigOptix) filed a complaint and subsequently a first amended complaint (Complaint) in the Santa Clara County Superior Court against the Company, its subsidiary Optomai, and five of the employees (Ex-Employees) who had previously worked for GigOptix. GigOptix alleged that three of the Ex-Employees began conceptualizing a new business venture in 2009 (which would later become Optomai) before resigning from their employment with GigOptix, and that they used confidential information of GigOptix in their new business. The Complaint sought unspecified damages, attorneys’ fees and costs, and injunctive relief for alleged breach of employment-related agreements, trade secret misappropriation and other related alleged torts by the employee defendants, Optomai and, following its April 2011 acquisition of Optomai, the Company.

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

On July 30, 2012, GigOptix filed and served a renewed motion for preliminary injunction, which was argued before the court on September 13, 2012. After considering evidence presented by the parties, including witness and expert testimony and forensic evidence, the court denied GigOptix’s renewed motion for preliminary injunction on September 18, 2012. The parties participated in a non-binding mediation of their dispute on December 20, 2012, but did not resolve the issues. In January 2013, the plaintiff’s claims were voluntarily dismissed as to two of the five individual Ex-Employee defendants and the court set a date for a trial beginning August 26, 2013, which was subsequently re-set by the court for September 23, 2013. On July 26, 2013, the court heard motions brought by all defendants to stay the case on the basis that certain individual defendants are being investigated by the United States Attorneys’ Office for the Northern District of California, and consequently may be unavailable to testify and rebut allegations made in the civil complaint. On July 30, 2013, the court denied the defendants’ stay motions.

On August 22, 2013, the Company filed a complaint against GigOptix in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 6,348,992 and 6,361,717. The complaint sought damages, attorneys’ fees and costs, and injunctive relief against GigOptix’s continued infringement of the patents, and also includes an allegation that GigOptix’s infringement has been willful. On September 13, 2013, GigOptix answered the complaint and denied infringement of both patents. GigOptix asserted several affirmative defenses, including some based on alleged conduct by the previous owner of the patents. GigOptix also asserted counterclaims for a declaratory judgment of non-infringement and invalidity of the patents.

In September 2013, as a result of a mediation, the parties to each of the above suits entered into a global confidential settlement of all pending lawsuits between them, pursuant to which the parties filed joint requests with the relevant courts to fully and finally dismiss both cases, with prejudice, neither party admitted liability to the other, and the Company made a one-time settlement payment of $7.25 million to GigOptix.

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

12. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection broader plans to reduce staffing, reduce the its internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses relate to direct and incremental costs related to severance and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance of accrued costs — October 2, 2010	$765
Current period charges	1,499
Payments	(1,742)

Balance of accrued costs — September 30, 2011	522
Current period charges	1,862
Payments	(2,056)

Balance of accrued costs — September 28, 2012	328
Current period charges	950
Payments	(1,133)

Balance of accrued costs — September 27, 2013	$145

The accrued balance of restructuring costs as of September 27, 2013 is expected to be paid through the first quarter of fiscal year 2014.

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

Product warranty liability activity is as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Balance — beginning of year	$866	$1,885	$2,140
Impact of divestitures	—	—	(17)
Provisions	1,083	399	474
Direct charges	(1,427)	(1,418)	(712)

Balance — end of year	$522	$866	$1,885

14. INTANGIBLE ASSETS

The Company performed its annual impairment test for the trade name and goodwill in the fourth quarter of each fiscal year presented, concluding no impairment existed. The carrying amount of the trade name is $3.4 million as of September 27, 2013 and September 28, 2012. In connection with the acquisition of Optomai (see Note 3) in fiscal year 2011, the Company recorded goodwill of $4.0 million, which was unchanged as of September 27, 2013.

Amortized intangible assets consist of the following (in thousands):

	Total	Acquired Technology	Customer Relationships
As of September 27, 2013:
Intangible assets	$28,437	$16,037	$12,400
Less accumulated amortization	(13,938)	(8,258)	(5,680)

Intangible assets, net	$14,499	$7,779	$6,720

As of September 28, 2012:
Intangible assets	$26,154	$13,754	$12,400
Less accumulated amortization	(10,778)	(6,358)	(4,420)

Intangible assets, net	$15,376	$7,396	$7,980

Amortization expense related to amortized intangible assets is as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Cost of revenue	$1,900	$1,988	$1,588
Selling, general and administrative	1,260	1,317	1,069

Total	$3,160	$3,305	$2,657

Estimated amortization of the intangible assets in future fiscal years as of September 27, 2013 (in thousands):

2014	$3,215
2015	3,215
2016	2,450
2017	1,686
2018	1,437
Thereafter	2,496

Total	$14,499

In July 2013, the Company entered into a long term technology licensing and transfer agreement that calls for potential payments by the Company of up to $9.0 million through July 2016 based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology are capitalized as incurred as acquired technology and will be amortized to costs of sales upon completion of the transfer, which is currently expected to be completed through fiscal year 2016.

15. INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 27, 2013	September 28, 2012
Current deferred tax assets:
Accrued liabilities	$4,361	$2,546
Inventory	3,466	3,376
Deferred revenue	2,251	1,835
Contingent consideration	—	261
Accounts receivable	59	246
Federal net operating loss	267	—

Current net deferred tax assets	$10,404	$8,264

Non-current deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$4,718	$4,782
Intangible assets	(2,554)	(5,655)
Property and equipment	(2,889)	(2,457)
Valuation allowance	(857)	(761)

Non-current net deferred tax assets (liabilities)	$(1,582)	$(4,091)

Total deferred tax asset	$8,822	$4,173

As of September 27, 2013, the Company had $9.9 million of federal net operating loss carryforward expiring at various dates between fiscal years 2019 and 2026. The use of the federal operating loss carryforward is subject to limitations and such limitations may result in the operating loss carryforward periods expiring prior to full use of such losses.

The domestic and foreign income (loss) from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2013	2012	2011
United States	$22,167	$10,091	$(16,163)
Foreign	14,279	4,846	15,712

Income (loss) from operations before income taxes	$36,446	$14,937	$(451)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Current:
Federal	$11,287	$10,487	$8,587
State	1,512	2,141	1,044
Foreign	985	1,340	1,047

Current provision	13,784	13,968	10,678

Deferred:
Federal	(3,326)	2,569	6,006
State	(1,146)	258	368
Foreign	(273)	(1,387)	943
Change in valuation allowance	96	545	(16,676)

Deferred provision (benefit)	(4,649)	1,985	(9,359)

Total provision	$9,135	$15,953	$1,319

The Company’s net deferred tax asset relates predominantly to its operations in the United States. A valuation allowance is recorded when, based on assessment by both positive and negative evidence management determines that it is not more likely than not that the assets are recoverable. Such assessment is required on a jurisdictional basis.

During fiscal year 2011, the Company reduced the valuation allowance by $16.7 million, after concluding it was more likely than not that the deferred tax assets would be realized. The Company concluded the realization of the assets was more likely than not after recording consolidated book income before nondeductible expenses related to fair value measurements for two years coupled with expectations of future taxable income thereafter that will be sufficient to allow the realization of the deferred tax assets. The $857,000 and $761,000 of valuation allowance remaining as of September 27, 2013 and September 28, 2012, respectively, relates to a foreign jurisdiction for which the Company does not believe recovery of the deferred tax asset is more likely than not.

The Company’s effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	(35.0)%
Foreign rate differential	(9.5)	(28.4)	157.9
State taxes net of federal benefit	2.1	10.1	203.6
Change in tax status	—	(9.3)	—
Class B Conversion and warrant liabilities	4.1	95.9	3,478.0
Change in valuation allowance	0.3	3.7	(3,742.6)
Research and development credits	(8.0)	(3.7)	(277.6)
Provision to return adjustments	—	—	325.4
Nondeductible compensation expense	0.6	1.7	138.2
Other permanent differences	0.5	1.8	44.6

Effective income tax rate	25.1%	106.8%	292.5%

The effective income tax rates for fiscal years 2013, 2012 and 2011 were significantly impacted by the changes in fair values of the warrant liability, which is neither taxable nor deductible for income tax purposes. The effective income tax rates for fiscal years 2012 and 2011 were significantly impacted by the changes in fair values of the Class B conversion liability, which is neither taxable nor deductible for tax purposes. In addition, the Company recognized benefits from (i) the retroactive reinstatement of the U.S. research and development tax credits in fiscal year 2013, (ii) a change in tax status of a subsidiary in fiscal year 2011, and (iii) a reduction in the valuation allowance as described above. The U.S. research and development tax credit, which had previously expired on December 31, 2011, was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

With the exception of the earnings for a Taiwanese subsidiary in fiscal year 2011, all earnings of foreign subsidiaries are considered indefinitely reinvested for the periods presented. In fiscal year 2011, the Company could not conclude that the earnings of a Taiwanese subsidiary could be considered indefinitely invested and, accordingly, provided for the earnings in its tax provision, which increased the tax provision by $842,000 in that fiscal year. This provision was reversed in fiscal year 2012 after the Company completed a reorganization of its foreign subsidiaries. Undistributed earnings of all foreign subsidiaries as of September 27, 2013 aggregated $37.2 million. It is not practicable to determine the U.S. federal and state deferred tax liabilities associated with such foreign earnings.

Activity related to unrecognized tax benefits is as follows (in thousands):

Balance — October 2, 2010 and September 30, 2011	$437
Additions based on current year tax positions	597
Reductions based on prior year tax positions	(437)

Balance — September 28, 2012	597
Reductions based on prior year tax positions	(597)

Balance — September 27, 2013	$—

A summary of the fiscal tax years that remain subject to examination, as of September 27, 2013, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States — federal	2000 — forward
United States — various states	2009 — forward
Ireland	2009 — forward

Generally, the Company is no longer subject to federal income tax examinations for years before 2010, except to the extent of loss and tax credit carryforwards from those years.

16. SHARE-BASED COMPENSATION PLANS

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and non-employees in the Company’s consolidated statements of operations during the periods presented (in thousands):

	Fiscal Years
	2013	2012	2011
Cost of revenue	$1,068	$704	$308
Research and development	1,739	967	219
Selling, general and administrative	3,649	1,989	753

Total	$6,456	$3,660	$1,280

The Company has three equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan), the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP).

Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one, four or five years. As of September 27, 2013, the Company had 10.8 million shares available for future grants under the 2012 Plan.

A summary of stock option activity for fiscal year 2013 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding — September 28, 2012	1,861	$1.23	7.1	$21,352

Exercised	(614)
Canceled or expired	(406)

Options outstanding — September 27, 2013	841	$1.60	6.2	$13,131

Options vested and expected to vest — September 27, 2013	816	$1.60	6.2	$12,737

Options exercisable — September 27, 2013	646	$1.52	6.1	$10,140

A summary of stock options outstanding as of September 27, 2013 is as follows (in thousands, except per share amounts):

Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Term	Number of Shares Exercisable
$ 0.64	354	5.8	307
2.00	471	6.4	327
11.08	16	7.7	12

	841	6.2	646

Aggregate intrinsic value represents the difference between the Company’s closing stock price on September 27, 2013 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $8.4 million for fiscal year 2013. As of September 27, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was $175,000, which is expected to be recognized over the next 0.9 years.

No options were granted in fiscal years 2013 and 2012. The weighted-average assumptions used for calculating the fair value of stock options granted during fiscal year 2011 is as follows:

Risk-free interest rate	1.9%
Expected term (years)	5.8
Expected volatility	52.7%
Expected dividends	—%

A summary of restricted stock awards and units activity for fiscal year 2013 is as follows (in thousands):

	Number of Shares	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Issued and unvested — September 28, 2012	582	2.9	$7,391
Granted	863
Released	(248)
Canceled or expired	(68)

Issued and unvested shares — September 27, 2013	1,129	2.9	$18,148

Shares expected to vest	1,018	2.9	$16,362

As of September 27, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs and restricted stock was approximately $12.5 million, which is expected to be recognized over the next 2.9 years.

Concurrently with the IPO in March 2012, the ESPP became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. The board of directors has provided for an initial offering period of eight months following the IPO, followed by six-month offering periods thereafter. As of September 27, 2013, total unrecognized compensation cost related to the ESPP was approximately $0.1 million, which is expected to be recognized through the first quarter of fiscal year 2014. In fiscal years 2013 and 2012, 131,000 and zero, respectively, of shares of common stock were issued under the ESPP.

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

Certain of the share-based awards granted and outstanding as of September 27, 2013 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP. In fiscal year 2013, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.

17. PREFERRED STOCK

Upon completion of the IPO in March 2012, all outstanding shares of preferred stock were converted to common stock. Since that date, common stock is the only outstanding capital stock.

In December 2010, the Company authorized 34,169,560 shares and issued 34,169,559.75 shares of Class B preferred stock (Class B) to new investors for $120.0 million in gross proceeds and net proceeds of $118.7 million. In connection with the Class B issuance, the Company also issued warrants to the new investors to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including within 10 days following consummation of a sale of all or substantially all assets or capital stock or other equity securities of the Company, including by merger consolidation, recapitalization, or similar transactions, if not otherwise exercised.

Prior to cancellation in connection with the IPO, the Class A preferred stock (Class A) and Class B preferred stock had preferential voting, dividend, redemption and other rights superior to common stock. Each share of Class A and Class B automatically converted into .25 shares of common stock on the completion of the IPO.

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

A summary of the allocation of proceeds to and changes in the carrying value of the Class B follows (in thousands):

	Shares	Amount
Balance — October 2, 2010		$—
Issuance of Class B redeemable
Issuance of Class B redeemable convertible preferred stock	34,170	120,000

Less:
Issuance costs		(1,321)
Fair value of common stock warrant		(5,656)
Fair value of Class B conversion liability		(41,641)

Initial recorded value		71,382
Accretion		4,236

Balance — September 30, 2011		75,618
Accretion		2,616
Reclassification upon conversion of Class B to common stock		(78,234)

Balance — September 28, 2012		$—

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

Balance — October 2, 2010	$—
Estimated fair value upon issuance	41,641
Change in estimated fair value	39,737

Balance — September 30, 2011	81,378
Change in estimated fair value	44,119
Payment of Class B preference	(60,000)
Reclassification upon conversion of Class B to common stock	(65,497)

Balance — September 28, 2012	$—

18. STOCKHOLDERS’ EQUITY

Special Dividend—On January 4, 2011, in connection with the Class B issuance, the Company declared and paid a special dividend of $80 million to Class A and common stockholders of record on that date, including $863,000 held in escrow pursuant to a merger in fiscal 2010. Dividends of $0.63 per share, $0.81 per share and $2.44 per share were payable to the record holders as of January 4, 2011 of the Company’s Series A-1, Series A-2 and common stock, respectively, aggregating $80.0 million. Pursuant to the terms of an escrow agreement, $228,000 was reclaimed by the Company upon resolution of an indemnification claim against the escrow and the reclaim of certain shares of Series A-2 in fiscal year 2012.

Common Stock Warrants—In connection with the Class B issuance, the Company issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities of the Company, including by merger, consolidation, recapitalization, or similar transactions. Prior to completion of the IPO in March 2012, the number of shares issuable upon exercise of the warrants were subject to potential increases pursuant to certain antidilution rights included in the agreements. Following completion of the IPO in March 2012, and pursuant to an investor rights agreement between the Company and the holders of the warrants, the holders of the warrants have the right in certain circumstances to require the Company to register the warrants or the underlying shares of common stock for resale under the Securities Act. The Company does not have a sufficient number of shares currently registered and available to satisfy the request for registration, if such is made. As of September 27, 2013, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.

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

Balance — September 30, 2011	$10,736
Change in estimated fair value	(3,175)

Balance — September 28, 2012	7,561
Change in estimated fair value	4,312

Balance — September 27, 2013	$11,873

On March 8, 2012, the Company’s board of directors and stockholders approved a one-for-four reverse stock split of its common stock, which took effect on March 9, 2012. All share and per share amounts relating to the Company’s common stock in these consolidated financial statements give effect to the reverse stock split for all periods presented.

19. RELATED-PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs), a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. Selling, general and administrative expenses for fiscal years 2012 and 2011 include $360,000, and 720,000, respectively, for such services. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012.

In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For fiscal years 2013 and 2012, the Company billed GaAs Labs $372,000 and $185,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying consolidated statements of operations.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors were also directors of Ubiquiti at such time. An affiliate of one of the directors is also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of an IC device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. Pursuant to the terms of the agreement, the Company recorded related revenue of $300,000 and $200,000, respectively, in fiscal years 2013 and 2012, respectively.

In fiscal year 2013, the Company purchased $65,000 of material from a GaAs Labs subsidiary and recorded revenue of $242,000 from sales of product to a privately-held company with a common director.

20. DIVESTITURES

In fiscal year 2011, the Company sold non-core assets representing two businesses to two separate acquirers, receiving cash proceeds aggregating $3.0 million. The Company has no continuing interests in either business. One sale resulted in a loss of $1.3 million and the other sale resulted in a gain of $1.6 million. The net gain arising from the divestitures is included in income from discontinued operations in the accompanying consolidated statement of operations for fiscal year 2011. The following is a summary of operating results in fiscal year 2011 related to the divested businesses (in thousands):

Revenue	$5,808

Income from discontinued operations before income taxes	$67
Gain on sale of assets, net	329
Income tax benefit	358

Income from discontinued operations, net	$754

21. EARNINGS PER SHARE

The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2013	2012	2011
Numerator:
Net income (loss) available to controlling interest	$27,311	$(1,016)	$(1,016)
Accretion to redemption value of redeemable convertible preferred stock	—	(2,616)	(4,236)
Dividends declared and paid or payable to preferred stockholders	—	—	(76,216)

Net income (loss) attributable to common stockholders	$27,311	$(3,632)	$(81,468)

Dividends declared and paid to common stockholders	$—	$—	$3,784

Denominator:
Weighted average common shares outstanding-basic	45,916	24,758	1,505
Dilutive effect of options and warrants	1,221	—	—

Weighted average common shares outstanding-diluted	47,137	24,758	1,505

Common stock earnings per share-basic:
Distributed	$—	$—	$2.51
Undistributed	0.59	(0.15)	(54.13)

Net common stock earnings per share	$0.59	$(0.15)	$(51.62)

Common stock earnings per share-diluted:
Distributed	$—	$—	$2.51
Undistributed	0.58	(0.15)	(54.13)

Net common stock earnings per share	$0.58	$(0.15)	$(51.62)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Fiscal Years
	2013	2012	2011
Stock options and restricted stock	—	1,821	3,042
Convertible preferred stock	—	17,733	—
Warrants	—	141	—

Total common stock equivalent shares excluded	—	19,695	3,042

The table above excludes 1.3 million shares of common stock for fiscal year 2011 issuable upon exercise of out-of-the money common stock warrants.

22. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information regarding noncash investing and financing activities:

•

As of September 27, 2013 and September 28, 2012 the Company had $2.4 million and $1.1 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment until paid.

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

•

In fiscal year 2011, pursuant to the terms of an escrow agreement from a merger in fiscal 2010, the Company withheld the payment of $863,000 in dividends, which were either paid or forfeited in fiscal year 2012 pursuant to the terms of the arrangement.

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

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Fiscal Years
Revenue by Geographic Region	2013	2012	2011
United States	$186,025	$159,479	$166,176
International (1)	132,693	142,724	144,119

Total	$318,718	$302,203	$310,295

	As Of
Long-Lived Assets by Geographic Region	September 27, 2013	September 28, 2012
United States	$25,054	$23,027
International (2)	6,509	7,182

Total	$31,563	$30,209

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 12%.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2013	2012	2011
Customer A	16%	18%	21%
Customer B	25%	16%	12%

Accounts Receivable	September 27, 2013	September 28, 2012
Customer A	18%	16%
Customer B	21%	18%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2013, 2012 and 2011, ten customers represented an aggregate of 59%, 55% and 61% of total revenue, respectively.

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year 2013
Revenue	$75,014	$77,824	$82,225	$83,655	$318,718
Gross profit	32,265	33,861	36,293	37,280	139,699
Net income (1)	6,108	8,086	9,367	3,750	27,311
Per share data (2)
Net income, basic	$0.13	$0.18	$0.20	$0.08	$0.59

Net income, diluted	$0.13	$0.17	$0.20	$0.08	$0.58

Fiscal Year 2012
Revenue	$73,035	$77,480	$77,125	$74,563	$302,203
Gross profit	31,415	36,549	35,404	31,534	134,902
Net income (loss)	22,042	(53,561)	13,545	16,958	(1,016)
Per share data (2)
Net income (loss), basic	$0.43	$(8.02)	$0.30	$0.37	$(0.15)

Net income (loss), diluted	$0.20	$(8.02)	$0.29	$0.36	$(0.15)

(1)	The fourth quarter of fiscal year 2013 includes a litigation settlement of $7.3 million.
(2)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

25. SUBSEQUENT EVENTS

On November 5, 2013, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Micro Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Purchaser), and Mindspeed Technologies, Inc., a Delaware corporation (Mindspeed), pursuant to which the Company will acquire Mindspeed (the Mindspeed Acquisition). Mindspeed is a supplier of semiconductor solutions for communications infrastructure applications.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement on November 19, 2013, the Company and Purchaser commenced a cash tender offer (the Offer) to purchase all of the issued and outstanding shares of common stock, par value $0.01, of Mindspeed (the Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes. The Offer will expire at 12:00 midnight on December 17, 2013, unless it is extended. Upon completion of the Offer and subject to the terms and conditions of the Merger Agreement and Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into Mindspeed (the Merger), with Mindspeed surviving as a wholly-owned subsidiary of the Company. The Company expects to fund the acquisition through the use of available cash and borrowings under its revolving credit facility. The purchase price is expected to be $272 million, excluding certain assumed liabilities and costs related to the acquisition.

The Offer and the Merger are subject to the satisfaction of certain closing conditions, including, among others, that (a) there is validly tendered (and not validly withdrawn) the number of Shares which, when added to any Shares owned by the Company or any of its subsidiaries, would represent at least a majority of the outstanding Shares of Mindspeed, (b) the waiting periods applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and similar foreign merger control laws have expired or terminated, and (c) other customary conditions as set forth in Annex A to the Merger Agreement have been satisfied or waived.

The Merger Agreement contains customary representations and warranties and covenants for a transaction of this nature, including covenants regarding the operation of the business of Mindspeed prior to the closing of the Merger. The Merger Agreement also contains certain termination rights for each of the Company and Mindspeed subject to the conditions set forth in the Merger Agreement, and in certain circumstances, Mindspeed may be required to pay the Company a termination fee of $9.5 million. In addition, a MACOM board member is employed by the financial adviser representing Mindspeed.

One of the Company’s directors is a Managing Director of Morgan Stanley & Co., LLC (Morgan Stanley). Morgan Stanley served as a financial advisor to Mindspeed and provided a fairness opinion to Mindspeed’s Board of Directors in connection with the Mindspeed Acquisition. At the commencement of the Company’s interest in the Mindspeed Acquisition, Morgan Stanley informed the Company, and asked the Company to so inform its Board of Directors, that such director was a member of the Morgan Stanley team that would be providing financial advisory services to Mindspeed in connection with the Mindspeed Acquisition. As a result, such director was screened from all of the Company’s processes and confidential information sent to the Company’s Board of Directors regarding this transaction, and such director was recused and excluded from any discussions regarding, and from approval of, the Mindspeed Acquisition by the Company’s Board of Directors. The Company understands that Morgan Stanley will be paid a fee by Mindspeed of approximately $5.4 million for its services, $100,000 of which was paid as a retainer fee, $500,000 of which has been earned but not yet paid upon the rendering of the opinion to Mindspeed and the remainder of which (approximately $4.8 million) is contingent upon the closing of the Merger.

On November 5, 2013, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”) with the lenders party thereto and JPMorgan Chase Bank, N.A, as Administrative Agent for the lenders, pursuant to which the Company’s revolving credit facility was amended to allow for certain indebtedness of Mindspeed to remain outstanding after the consummation of the Merger.

Between November 7, 2013 and November 20, 2013, eleven purported class action lawsuits were filed on behalf of Mindspeed stockholders against various defendants including Mindspeed, its directors, the Company, the Company’s wholly-owned subsidiary, Micro Merger Sub, Inc., and unnamed “John Doe” defendants in connection with the proposed Merger. Those cases are captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Iacobellis V. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013). The complaints allege, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the proposed merger (to the extent the proposed merger has already been consummated), damages, and attorneys’ fees and costs. The Company intends to defend the lawsuits vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements. The Company does not believe a risk of loss resulting from litigation is probable, nor is the Company able to estimate any reasonably possible range of loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 27, 2013.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2013.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan (2009 Plan), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of September 27, 2013 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)(3)(4)
Equity Compensation Plans Approved by Security Holders	841,310	$1.60	10,810,121
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	841,310	$1.60	10,810,121

1.	Does not include 51,129,312 unvested shares outstanding as of September 27, 2013 in the form of restricted stock awards or restricted stock units under our 2009 Plan and 2012 Plan, which do not require the payment of any consideration by the recipients.

2.	Reflects 1,055,688 restricted stock units granted and outstanding as of September 27, 2013.
3.	The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan.
4.	The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012

Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011

Consolidated Statements of Cash Flows for the Fiscal Years September 27, 2013, September 28, 2012 and September 30, 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

Exhibit Number	Description

2.1	Purchase Agreement by and among Cobham Defense Electronic Systems Corporation, Lockman Electronic Holdings Limited and Kiwi Stone Acquisition Corp., dated as of March 30, 2009, as amended (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the others parties named therein, dated April 7, 2011 (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2013).

2.4	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333- 188728) filed on May 21, 2013).
10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*

M/A-COM Technology Solution Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan as amended.

10.8*

Offer of Employment Letter to Conrad Gagnon, dated May 1, 2009, as amended (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.9*

Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.10*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.11	Third Amendment to Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 4, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2012).

10.12	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.13	Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and HSBC Bank USA, National Association, RBS Citizens, N.A., Bank of America, N.A. and TD Bank, N.A., as Co-Documentation Agents, dated September 26, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2013).

10.14	Amendment No. 1 to Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2013).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2013

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC. Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2013.

Signature and Title	Signature and Title
/s/ John Croteau	/s/ John Ocampo
John Croteau	John Ocampo
President and Chief Executive Officer	Chairman of the Board
Director (principal executive officer) /s/ Conrad R. Gagnon	/s/ Susan Ocampo Susan Ocampo Director
Conrad R. Gagnon Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	/s/ Peter Chung Peter Chung Director

/s/ Gil Van Lunsen
Gil Van Lunsen
Director

/s/ Charles Bland
Charles Bland
Director

/s/ Mark Edelstone
Mark Edelstone
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase Agreement by and among Cobham Defense Electronic Systems Corporation, Lockman Electronic Holdings Limited and Kiwi Stone Acquisition Corp., dated as of March 30, 2009, as amended (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the others parties named therein, dated April 7, 2011 (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., Optomai, Inc., Optomai Merger Sub, Inc. and the other named parties therein, dated May 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2013).

2.4	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*	M/A-COM Technology Solution Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended.

10.8*

Offer of Employment Letter to Conrad Gagnon, dated May 1, 2009, as amended (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.9*

Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.10*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.11	Third Amendment to Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 4, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2012).

10.12	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.13	Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and HSBC Bank USA, National Association, RBS Citizens, N,A., Bank of America, N.A. and TD Bank, N.A., as Co-Documentation Agents, dated September 26, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2013).

10.14	Amendment No. 1 to Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holding, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2013).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan.