Form 10-Q
period 2014-01-03
M/A-COM Technology Solutions Holdings, Inc.
filed 2014-02-12
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 7, 2014, there were 46,941,142 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 3, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$66,420	$110,446
Accounts receivable, net	66,468	62,961
Inventories	88,687	53,995
Income taxes receivable	5,625	915
Prepaid expenses and other current assets	17,237	6,153
Deferred income taxes	10,421	10,404

Total current assets	254,858	244,874
Property and equipment, net	47,353	31,563
Goodwill	14,697	3,990
Intangible assets, net	165,359	17,899
Deferred income taxes	64,499	404
Assets held for sale	8,950	—
Other assets	11,980	5,501

TOTAL ASSETS	$567,696	$304,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	6,960	—
Accounts payable	36,622	25,313
Accrued liabilities	40,547	16,164
Income taxes payable	—	20
Deferred revenue	9,280	9,030

Total current liabilities	93,409	50,527
Revolving credit facility	220,000	—
Common stock warrant liability	10,591	11,873
Other long-term liabilities	8,353	3,022
Deferred income taxes	—	1,985

Total liabilities	332,353	67,407

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	47	46
Additional paid-in capital	362,672	357,700
Treasury stock	(330)	(330)
Accumulated deficit	(126,924)	(120,425)
Accumulated other comprehensive loss	(122)	(167)

Total stockholders’ equity	235,343	236,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,696	$304,231

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 3, 2014	December 28, 2012
Revenue	$83,468	$75,014
Cost of revenue	46,803	42,749

Gross profit	36,665	32,265

Operating expenses:
Research and development	11,445	9,823
Selling, general and administrative	18,889	10,867
Contingent consideration	—	(172)
Restructuring charges	13,090	—

Total operating expenses	43,424	20,518

Income (loss) from operations	(6,759)	11,747

Other income (expense)
Warrant liability gain (expense)	1,282	(2,026)
Interest expense	(586)	(226)
Other income - related party	78	84

Total other income (expense)	774	(2,168)

Income (loss) before income taxes	(5,985)	9,579
Income tax provision (benefit)	(1,591)	3,471

Income (loss) from continuing operations	(4,394)	6,108
Loss from discontinued operations	(2,105)	—

Net income (loss)	$(6,499)	$6,108

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$0.13
Loss from discontinued operations	(0.05)	—

Net income (loss) per share - basic	$(0.14)	$0.13

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$0.13
Loss from discontinued operations	(0.05)	—

Net income (loss) per share - diluted	$(0.14)	$0.13

Shares used to compute income (loss) per common share:
Basic	46,517	45,511

Diluted	46,517	46,870

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	January 3, 2014	December 28, 2012
Net income (loss)	$(6,499)	$6,108
Foreign currency translation gain (loss)	45	(7)

Total comprehensive income (loss)	$(6,454)	$6,101

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 27, 2013	46,419	$46	23	$(330)	$(167)	$357,700	$(120,425)	$236,824
Issuance of common stock upon exercise of common stock options and employee stock purchases	196	1	—	—	—	1,056	—	1,057
Vesting of restricted common stock and units	4	—		—	—	—	—	—
Share-based compensation	—	—	—	—	—	1,845	—	1,845
Fair value of vested awards assumed in acquisition	—	—	—	—	—	1,491	—	1,491
Excess tax benefits	—	—	—	—	—	580	—	580
Foreign currency translation	—	—	—	—	45	—	—	45
Net income	—	—	—	—	—	—	(6,499)	(6,499)

Balance at January 3, 2014	46,619	$47	23	$(330)	$(122)	$362,672	$(126,924)	$235,343

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 3, 2014	December 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,499)	$6,108
Adjustments to reconcile net income (loss) to net cash from operating activities net of effects from an acquisition:
Warrant liability (gain) expense	(1,282)	2,026
Depreciation and amortization	4,653	3,464
Contingent consideration	—	(172)
Deferred income taxes	20	—
Loss on disposal of property and equipment	59	—
Share-based compensation	1,845	1,263
Change in operating assets and liabilities (net of effects from an acquisition):
Payment of contingent consideration	—	(5,328)
Accounts receivable	9,225	2,042
Inventories	(2,275)	(1,170)
Prepaid expenses and other assets	(2,247)	817
Accounts payable	240	(2,690)
Accrued and other liabilities	5,142	(65)
Income taxes	(4,730)	2,672
Deferred revenue	250	75

Net cash from operating activities	4,401	9,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,136)	(1,580)
Acquisition of a business	(232,028)	—
Acquisition of intellectual property	(2,983)	—

Net cash from investing activities	(237,147)	(1,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	220,000	—
Financing costs	(53)	(126)
Proceeds from stock option exercises and employee stock purchases	1,057	845
Excess tax benefits	580	621
Payment of assumed debt	(32,864)	—
Repurchase of common stock	—	(77)
Payments of contingent consideration	—	(675)
Other	—	(4)

Net cash from financing activities	188,720	584

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,026)	8,046
CASH AND CASH EQUIVALENTS — Beginning of period	110,446	84,528

CASH AND CASH EQUIVALENTS — End of period	$66,420	$92,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$128	$111

Cash paid for income taxes	$1,656	$(25)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum and in high speed communications. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

The Company has one reportable operating segment which designs, develops, manufactures and markets semiconductors and modules.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the SEC on December 5, 2013.

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2013 was 52 weeks in length. Fiscal year 2014 is 53 weeks and the three months ended January 3, 2014 has 14 weeks.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2014. The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to purchase accounting, contingent consideration liabilities and common stock warrant liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Recent Accounting Standards—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

2. ACQUISITION OF MINDSPEED TECHNOLOGIES, INC.

On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of semiconductor solutions for communications infrastructure applications headquartered in Newport Beach, California (Mindspeed Acquisition). The Company acquired Mindspeed to further its expansion into high-performance analog products.

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and borrowings under its revolving credit facility (see Note 6). The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million and MACOM assumed $76.6 million of liabilities and incurred costs of $4.2 million expensed in the three months ended January 3, 2014.

The Mindspeed Acquisition was accounted for as a purchase and the operations of Mindspeed have been included in MACOM’s consolidated financial statements since the date of acquisition.

MACOM is recognizing all assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Mindspeed is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. A preliminary allocation follows (in thousands):

Current assets	$53,302
Intangible and other assets	246,088

Total assets acquired	299,390

Current liabilities	31,159
Debt	39,824
Other liabilities	5,595

Total liabilities assumed	76,578

Net assets acquired	222,812

Consideration:
Cash paid upon closing, net of cash acquired	232,028
Fair value of vested awards assumed in acquisition	1,491

Total consideration	233,519

Goodwill	$10,707

In connection with the Mindspeed Acquisition, MACOM assumed all of the outstanding options and all unvested restricted stock awards under Mindspeed’s equity plans and converted such options and stock awards into equivalent MACOM awards under the same general terms and conditions as were in existence with adjustments made to shares and exercise prices, if any, pursuant to a formula stipulated in the terms of the acquisition. The fair value of the assumed options and stock awards was $4.8 million, of which $1.5 million relates to vested stock options and has been included in the purchase consideration and the remainder relates to unvested stock options and stock awards, which will be expensed as the remaining services are provided.

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

Developed technology	$116,930
Customer relationships	11,850
In-process research and development	17,910

$146,690

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be seven years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion, including the areas of taxation where a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of January 3, 2014 and for the interim period then ended.

The following is a summary of Mindspeed revenue and earnings, excluding a restructuring charge and change-in-control payments aggregating $12.7 million, included in MACOM’s accompanying condensed consolidated statement of operations for the three months ended January 3, 2014 (in thousands):

Revenue	$1,253
Loss from continuing operations before income taxes	(3,598)

Upon closing the Mindspeed Acquisition, MACOM decided to divest the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations and the assets of the wireless business are presented as assets held for sale. The accompanying consolidated statement of operations for the three months ended January 3, 2014 includes the following operating results related to the business to be divested (in thousands):

Revenue	$457
Loss before income taxes	(3,374)
Benefit for income taxes	1,269
Loss from discontinued operations, net	(2,105)

Supplemental Pro Forma Data

The pro forma statements of operations data for the three months ended January 3, 2014 below gives effect to the acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 28, 2013. The supplemental pro forma earnings for the three months ended January 3, 2014 were adjusted to exclude discontinued operations, acquisition costs of $4.2 million paid by MACOM, seller-related professional fees incurred by Mindspeed prior to the acquisition, amortization and impairments of intangible assets incurred by Mindspeed prior to the acquisition and $12.7 million of restructuring charges and change-in-control payments, as well as the impact of the step-up to fair value of the acquired inventory. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

Revenue	$102,924
Net loss	(8,078)

3. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 3, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Common stock warrant liability	$10,591	$—	$—	$10,591

	September 27, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Common stock warrant liability	$11,873	$—	$—	$11,873

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended January 3, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 3, 2014
Common stock warrant liability	$11,873	$(1,282)	$—	$—	$—	$10,591

	Three Months Ended December 28, 2012
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	December 28, 2012
Contingent consideration	$6,580	$(172)	$—	$(6,003)	$—	$405

Common stock warrant liability	$7,561	$2,026	$—	$—	$—	$9,587

The remaining obligation of $6.0 million pursuant to a contingent consideration arrangement was paid in the three months ended December 28, 2012.

As of January 3, 2014, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 7 years, expected volatility of 42.8% and risk free rate of 2.4%.

These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

4. INVENTORIES

Inventories consist of the following (in thousands):

	January 3, 2014	September 27, 2013
Raw materials	$44,032	$27,643
Work-in-process	5,054	5,740
Finished goods	39,601	20,612

Total	$88,687	$53,995

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	January 3, 2014	September 27, 2013
Machinery and equipment	$60,501	$46,781
Leasehold improvements	7,919	5,051
Furniture and fixtures	947	720
Construction in process	6,531	6,124
Computer equipment and software	7,592	6,352

Total property and equipment	83,490	65,028
Less accumulated depreciation and amortization	(36,137)	(33,465)

Property and equipment — net	$47,353	$31,563

Depreciation and amortization expense related to property and equipment for the three months ended January 3, 2014 and December 28, 2012 was $2.9 million and $2.2 million, respectively.

6. DEBT

On September 26, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which replaced its prior revolving credit facility, and provides for a revolving credit facility of up to $300.0 million that matures in September 2018. Borrowings under the revolving credit facility bear either a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.00%, 1.25% or 1.50%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.00%, 2.25% or 2.50%, subject to certain conditions. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and requires compliance with certain financial and non-financial covenants, including restrictions on payments of dividends, incurrence of additional debt, levels of capital expenditures, amounts and types of investments, guarantees of debts and obligations, creation of liens, transactions with affiliates, sales or leases of assets, transfers of assets, entering new lines of business and entering into certain merger, consolidation or other reorganization transactions.

On November 5, 2013, the Company entered into an amendment to its revolving credit facility, pursuant to which the Company’s revolving credit facility was amended to allow for certain indebtedness of Mindspeed to remain outstanding after the consummation of the Mindspeed Acquisition.

In connection with the acquisition of Mindspeed, the Company drew down $220 million of indebtedness on the Revolver in December 2013, all of which remained outstanding as of January 3, 2014.

As of January 3, 2014, $7.0 million of Mindspeed indebtedness remained outstanding, which the Company expects to pay in fiscal year 2014.

7. INTANGIBLE ASSETS

Amortization expense related to intangible assets follows (in thousands):

	Three Months Ended
	January 3, 2014	December 28, 2012
Cost of revenue	$1,247	$474
Selling, general and administrative	366	315

Total	$1,613	$789

Intangible assets consists of the following (in thousands):

	January 3, 2014	September 27, 2013
Acquired technology	$135,350	$16,037
Customer relationships	24,250	12,400
In-process research and development	17,910	—
Trade name	3,400	3,400

Total	180,910	31,837
Less accumulated amortization	(15,551)	(13,938)

Intangible assets — net	$165,359	$17,899

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance- September 27, 2013	$35,827	$16,037	$12,400	$—	$3,400	$3,990
Intangible assets acquired in Mindspeed Acquisition	157,397	116,930	11,850	17,910	—	10,707
Other intangibles purchased	2,383	2,383	—	—	—	—

Balance - January 3, 2014	$195,607	$135,350	$24,250	$17,910	$3,400	$14,697

The trade name and in-process research and development (IPR&D) are indefinite-lived intangible assets. During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with the Company’s policy for long-lived assets.

Accumulated amortization for the acquired technology and customer relationships was $9.5 million and $6.1 million, respectively, as of January 3, 2014 and $8.3 million and $5.6 million, respectively, as of September 27, 2013.

Estimated amortization of the intangible assets, subject to the completion of the purchase price allocation for the Mindspeed Acquisition in future fiscal years as of January 3, 2014 (in thousands):

2014 (rest of fiscal year)	$19,841
2015	24,543
2016	22,140
2017	20,736
2018	16,823
Thereafter	39,966

Total	$144,049

8. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 3, 2014.

Outstanding shares of our common stock as of January 3, 2014 and September 27, 2013 presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 318,000 and 74,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that are subject to forfeiture.

9. INCOME (LOSS) PER SHARE

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 3, 2014	December 28, 2012
Numerator:
Net income (loss)	$(6,499)	$6,108

Denominator:
Weighted average common shares outstanding-basic	46,517	45,511
Dilutive effect of options and warrants	—	1,359

Weighted average common shares outstanding-diluted	46,517	46,870

Common stock income (loss) per share:
Basic	$(0.14)	$0.13

Diluted	$(0.14)	$0.13

The table above excludes the effects of shares of common stock issuable upon exercise of stock options and warrants for the three months ended January 3, 2014 as the inclusion of which would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of January 3, 2014 and September 27, 2013, the Company had outstanding non-cancelable purchase commitments aggregating $3.7 million and $4.4 million, respectively, pursuant to inventory supply arrangements. The Company has a long term technology licensing and transfer commitment that calls for remaining potential payments by the Company of up to $5.6 million through July 2016.

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

Mindspeed Tender Offer Litigation in Delaware and California. Following our November 2013 announcement of the execution of a definitive agreement between us and Mindspeed Technologies, Inc. (“Mindspeed”) contemplating a tender offer by us for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (“Merger”), a number of plaintiffs filed purported class action lawsuits against Mindspeed, its directors, our merger subsidiary and us in either the Delaware Court of Chancery or the California Superior Court for Orange County. Those cases were captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013) (the “Marchese Action”); Iacobellis v. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v.

Decker, et. al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013) (the “Hoffman Action”); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013).

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

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Hoffman Action pending in the Delaware Court of Chancery. The amended complaint includes similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery in the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (the “Delaware Actions”).

On December 4, 2013, the Delaware Court of Chancery set a schedule for the briefing of the preliminary injunction motion in the Delaware Actions and a hearing was scheduled for December 11, 2013. On December 6, 2013, plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed Merger. While the Defendants deny the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the Merger, and without admitting the validity of any allegations made in the lawsuits, the Defendants concluded that it was desirable that the Delaware Actions be resolved.

        On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In exchange for the releases, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013.

        Further Discussion of California Tender Offer Litigation. On November 27, 2013, the Defendants and the plaintiffs in each of five actions filed in the California Superior Court for Orange County signed a stipulation to consolidate those actions into the Marchese Action. On January 8, 2014, the Court entered the consolidation order. On December 5, 2013, an amended complaint was filed in the Marchese Action. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On December 5, 2013, plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013.

On December 30, 2013, the Court in the Marchese Action entered an Initial Case Management Order. Among other things, the Initial Case Management Order sets an Initial Case Management Conference for February 4, 2014 and stays all discovery and motion practice in the Marchese Action until that date. On January 6, 2014, the defendants in the Marchese Action filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint in the Marchese Action. On February 3, 2014, the Court rescheduled the Initial Case Management Conference to April 15, 2014 and extended the stay of all discovery and motion practice until that later date as well.

The Company intends to continue to defend the aforementioned lawsuits vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements.

11. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection broader plans to reduce staffing, reduce the its internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses relate to direct and incremental costs related to change-in-control obligations of $11.5 million, severance and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance-September 27, 2013	$145
Current period charges – continuing operations	13,090
Payments	(2,198)

Balance-January 3, 2014	$11,037

In the three months ended January 3, 2014, the Company implemented a restructuring plan to reduce manufacturing and operating costs of the Mindspeed operations through a reduction of staffing. This restructuring plan resulted in a charge to continuing operations, representing the initial cost of the actions that will continue into the second and possibly third quarters of fiscal year 2014. These costs are expected to be paid through fiscal year 2014.

12. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	January 3, 2014	December 28, 2012
Cost of revenue	$283	$317
Research and development	484	372
Selling, general and administrative	1,078	934

Total stock-based compensation expense	$1,845	$1,623

Effective September 28, 2013, pursuant to an “evergreen” provision, the number of shares of common stock available for issuance under the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP) were increased by 1.9 million shares and 0.6 million shares, respectively. As of January 3, 2014, MACOM had 11.0 million shares available for future grants under the 2012 Plan.

Stock option activity for the three months ended January 3, 2014, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 27, 2013	841	$1.60	6.2	$13,131
Assumed in Mindspeed Acquisition	439	24.50
Granted	—	—
Exercised	(113)	1.01
Forfeited, canceled or expired	(58)	38.91

Outstanding-January 3, 2014	1,109	8.82	5.2	10,628

Options vested and expected to vest as of January 3, 2014	999	8.82	5.2	9,565

Options vested and exercisable as of January 3, 2014	949	9.20	5.0	8,876

Aggregate intrinsic value represents the difference between the Company’s closing stock price on January 3, 2014 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $1.8 million for the three months ended January 3, 2014. As of January 3, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock options, adjusted for estimated forfeitures, related to unvested stock options was $243,000, which is expected to be recognized over the next 1.0 years.

A summary of restricted stock and restricted stock units activity for the three months ended January 3, 2014, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 27, 2013	1,129	2.9	$18,148
Assumed in Mindspeed Acquisition	285
Granted	76
Vested and released	(5)
Forfeited, canceled or expired	(4)

Issued and unvested-January 3, 2014	1,481	2.4	23,794

Shares expected to vest-January 3, 2014	1,388	2.4	22,311

The total intrinsic value of restricted stock awards vesting was $0.1 million for the three months ended January 3, 2014. As of January 3, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock awards, adjusted for estimated forfeitures, related to restricted stock and units was $12.1 million, which is expected to be recognized over the next 2.4 years.

As of January 3, 2014, total unrecognized compensation cost related to the ESPP was not material.

Certain of the share-based awards granted and outstanding as of January 3, 2014 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

There were no material modifications to stock-based awards during the periods presented.

13. INCOME TAXES

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three months ended January 3, 2014 and December 28, 2012 was primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates partially offset by U.S. state income taxes, and, for the three months ended January 3, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the date of the acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (“NOL”) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $292.7 million, the maximum realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $82.9 million, which includes a net deferred income tax liability of $66.0 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs), a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the three months ended January 3, 2014 and December 28, 2012, the Company billed GaAs Labs $78,000 and $84,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying consolidated statements of operations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

As of January 3, 2014 and December 28, 2012, the Company had $462,000 and $1.5 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

Upon closing the Mindspeed Acquisition, MACOM assumed $39.8 million of the seller’s indebtedness, $32.9 million of which was paid in the three months ended January 3, 2014.

16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	January 3, 2014	December 28, 2012
United States	$53,440	$44,440
International (1)	30,028	30,574

Total	$83,468	$75,014

	As of
Long-Lived Assets by Geographic Region	January 3, 2014	September 27, 2013
United States	$39,859	$25,054
International (2)	7,494	6,509

Total	$47,353	$31,563

(1)	No international countries represented greater than 10% of total revenue during the periods presented.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region that represented 12% of total long-lived assets as of September 27, 2013.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 3, 2014	December 28, 2012
Customer A	23%	16%
Customer B	24%	26%

	As of
Accounts Receivable	January 3, 2014	September 27, 2013
Customer A	23%	18%
Customer B	15%	21%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended January 3, 2014 and December 28, 2012, ten customers represented 64% and 62% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the Securities and Exchange Commission (SEC) on December 5, 2013.

M/A-COM Technology Solutions Holdings, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us” or “our.”

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this report, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 as filed with the SEC on December 5, 2013. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 3,000 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, crosspoint switches, signal conditioners, optical physical media devices, passive and active components and complete subsystems, across 40 product lines serving over 6,000 end customers in five large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, optical transceivers, broadband access networking equipment, metropolitan and wide-area networking equipment, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are Carrier Networks, which includes CATV, cellular backhaul, cellular infrastructure and optical communications applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry; Multi-market, which includes industrial, medical, mobile communications and scientific applications; and, with the acquisition of Mindspeed, we entered a fifth market, Enterprise, which includes enterprise networking and broadcast video transmission applications. While we entered the Enterprise market with the acquisition of Mindspeed, Mindspeed solutions also serve Carrier Networks and Multi-Market.

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three months ended January 3, 2014 includes 14 weeks and fiscal year 2014 will include 53 weeks. The three months ended December 28, 2012 included 13 weeks and fiscal year 2013 included 52 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal year in the first fiscal quarter, the effect of which is not material.

On December 18, 2013, we completed the acquisition of Mindspeed (Mindspeed Acquisition), a supplier of semiconductor solutions for communications infrastructure applications located in Newport Beach, California. We believe Mindspeed aligns with our core growth strategy in networking and optical markets, has a high-performance analog business model that is consistent with our target model for higher margin products with long product lifecycles and long-standing customer relationships, complements our existing business with an established footprint in the Asia-Pacific markets and expands our addressable market for silicon-germanium (SiGe) products and technology. The operations of Mindspeed have been included in our consolidated financial statements since the date of acquisition.

Upon closing the Mindspeed Acquisition, we decided to divest the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations and the assets of the wireless business are presented as assets held for sale.

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

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 50 product lines;

•	introducing new products with market reception that command higher prices based on the application of advanced technologies such as Gallium Nitride (GaN), added features, higher levels of integration and improved performance; and

•	realizing growth in the market for high-performance analog semiconductors generally, and in our five primary markets in particular.

Our core strategy is to develop innovative, high-performance products that address our customers’ most difficult technical challenges in our primary markets: Carrier Networks, A&D, Enterprise, Automotive and Multi-market. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we generally expect to benefit from strength in these markets.

We expect growth in the Carrier Networks market to be primarily driven by continued upgrades and expansion of communications equipment to support expansion in Internet traffic, driven by the proliferation of mobile computing devices such as smartphones and tablets coupled with bandwidth rich services such as video on demand and cloud computing.

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

We expect the growth in Enterprise to be driven by the demand for higher bandwidth wired and wireless services, the rapid adoption of cloud-based services, and the migration to an application centric architecture, which we expect will drive faster adoption of higher speed, low latency optical and wireless links.

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

Gross margin was 43.9% and 43.0% for the three months ended January 3, 2014 and December 28, 2012, respectively. Over the long-term we generally expect improvement in our gross margin as we continue implementing cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

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

Selling, general and administrative. Selling, general and administrative (SG&A) expense consists primarily of costs of our management, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes costs associated with being a public company, professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples and amortization of certain acquisition-related intangible assets relating to customer relationships.

Contingent consideration. We have partially funded the acquisition of businesses through contingent earn-out consideration in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings. As of January 3, 2014, we have no outstanding obligations.

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs and integrate acquired businesses, including restructuring actions taken following the Mindspeed Acquisition.

Other income (expense). Other income (expense) consists of our common stock warrant liability expense and/or gain, our Class B conversion liability expense that was settled in March 2012, interest expense and income from our administrative and business development services agreement with GaAs Labs, which is an affiliate of our directors and majority stockholders John and Susan Ocampo. We expect interest expense to be higher in future periods after borrowing on our revolving credit facility to partially fund the Mindspeed Acquisition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to acquisitions of businesses and common stock warrant liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

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

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data, inclusive of results for 14 weeks for the three months ended January 3, 2014 and 13 weeks for the three months ended December 28, 2012 (in thousands):

	Three Months Ended
	January 3, 2014	December 28, 2012
Revenue	$83,468	$75,014
Cost of revenue (1)	46,803	42,749

Gross profit	36,665	32,265

Operating expenses:
Research and development (1)	11,445	9,823
Selling, general and administrative (1) (3)	18,889	10,867
Contingent consideration	—	(172)
Restructuring charges	13,090	—

Total operating expenses	43,424	20,518

Income (loss) from operations	(6,759)	11,747

Other income (expense):
Warrant liability gain (expense) (2)	1,282	(2,026)
Interest expense (1)	(586)	(226)
Other income - related party	78	84

Total other income (expense)	774	(2,168)

Income (loss) before income taxes	(5,985)	9,579
Income tax provision (benefit)	(1,591)	3,471

Income (loss) from continuing operations	(4,394)	6,108
Loss from discontinued operations	(2,105)	$—

Net income (loss)	$(6,499)	$6,108

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense, potential earn-out payments and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended
	January 3, 2014	December 28, 2012
Amortization expense:
Cost of revenue	$1,247	$474
Selling, general and administrative	366	315
Share-based compensation expense:
Cost of revenue	283	288
Research and development	484	321
Selling, general and administrative	1,078	654
Amortization of deferred financing costs – interest expense	119	99

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Includes Mindspeed Acquisition related costs of $4.2 million in the three months ended January 3, 2014 and litigation costs of $1.0 million and $0.2 million, respectively, incurred in the three months ended January 3, 2014 and December 28, 2012.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 3, 2014	December 28, 2012
Revenue	100.0%	100.0%
Cost of revenue	56.1	57.0

Gross margin	43.9	43.0

Operating expenses:
Research and development	13.7	13.1
Selling, general and administrative	22.6	14.5
Contingent consideration	—	(0.2)
Restructuring charges	15.7	—

Total operating expenses	52.0	27.4

Income (loss) from operations	(8.1)	15.7

Other income (expense):
Warrant liability gain (expense)	1.5	(2.7)
Interest expense	(0.7)	(0.3)
Other income - related party	0.1	0.1

Total other income (expense)	0.9	(2.9)

Income (loss) before income taxes	(7.2)	12.8
Income tax provision (benefit)	(1.9)	4.6
Income (loss) from continuing operations	(5.3)	8.1
Loss from discontinued operations	(2.5)	—

Net income (loss)	(7.8)%	8.1%

Comparison of the Three Months Ended January 3, 2014 to the Three Months Ended December 28, 2012

Revenue. Our revenue increased $8.5 million, or 11.3%, to $83.5 million for the three months ended January 3, 2014 from $75.0 million for the three months ended December 28, 2012. The increase in revenue in the 2014 period was primarily due to growth in our products targeting wireless backhaul applications and optical in our Carrier Networks market, as well as growth in our A&D market for radar products. These increases were partially offset by soft demand in Multi-Markets, which we believe primarily reflects softness in regional capital spending in telecommunications.

Revenue from our primary markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended		% Change
	January 3, 2014	December 28, 2012
Carrier Networks	$22,634	$17,435	29.8%
A&D	23,539	20,794	13.2%
Automotive	21,339	21,144	0.9%
Multi-Market	15,410	15,641	(1.5)%
Enterprise	546	—	100.0%

Total	$83,468	$75,014

Carrier Networks	27.1%	23.2%
A&D	28.2%	27.7%
Automotive	25.6%	28.2%
Multi-Market	18.5%	20.9%
Enterprise	0.7%	—%

Total	100.0%	100.0%

In the three months ended January 3, 2014, our Carrier Networks market revenue increased by $5.2 million, or 29.8%, compared to the three months ended December 28, 2012, primarily due to increased sales of our products targeting wireless backhaul applications and optical, partially offset by weakness in CATV product sales.

In the three months ended January 3, 2014, our A&D market revenue increased by $2.7 million, or 13.2%, compared to the three months ended December 28, 2012, primarily due to demand for satellite datalink products.

In the three months ended January 3, 2014, our Automotive revenues increased by $0.2 million, or 0.9%, compared to the three months ended December 28, 2012, which we attribute to steady demand by our largest automotive customer of our GPS modules across the majority of its fleet.

In the three months ended January 3, 2014, our Multi-market revenues decreased by $0.2 million, or 1.5%, compared to the three months ended December 28, 2012, primarily due to a continued ramp down of certain higher volume consumer targeted products and lower demand for our catalog products for test and measurement applications.

In the three months ended January 3, 2014, our Enterprise market contributed $0.5 million in revenue.

Gross margin. Gross margin was 43.9% for the three months ended January 3, 2014 and 43.0% for the three months ended December 28, 2012. Gross margin in the fiscal 2014 period compared to the fiscal 2013 period was positively impacted by product mix resulting from sales of higher margin products, which was partially offset by amortization associated with intangible assets and the step-up of inventory from the Mindspeed Acquisition to fair value that resulted in an aggregate of $1.0 million, or 1.2% of revenue, in the fiscal 2014 period.

Research and development. R&D expense increased by $1.6 million, or 16.5%, to $11.4 million, or 13.7% of our revenue, for the three months ended January 3, 2014 compared with $9.8 million, or 13.1% of our revenue, for the three months ended December 28, 2012. Research and development costs in the fiscal 2014 period increased as compared to the fiscal 2013 period primarily as a result of research and development activities from Mindspeed subsequent to the acquisition of $1.2 million. We also incurred higher cash and non-cash compensation.

Selling, general and administrative. SG&A expense increased $8.0 million, or 73.8%, to $18.9 million, or 22.6% of our revenue, for the three months ended January 3, 2014 compared with $10.9 million, or 14.5% of our revenue, for the three months ended December 28, 2012. The increase in the fiscal 2014 period was primarily due to Mindspeed related acquisition costs of $4.2 million, increased professional fees, primarily related to litigation, as well as increased cash and non-cash compensation.

Contingent consideration. Contingent consideration income was $0.2 million for the three months ended December 28, 2012, which was a result of changes in the fair value of the contingent consideration we paid or expected to pay related to previous acquisitions.

Restructuring charges. Restructuring charges were $13.1 million for the three months ended January 3, 2014. The restructuring charge is related to contractual change-in-control agreements held by certain Mindspeed employees we are obligated to satisfy as a result of acquiring Mindspeed as well as a reduction of Mindspeed staffing announced during the period. The staff reduction charges include severance and related benefits that we expect to pay over the remainder of fiscal year 2014.

Income from operations. There was a loss from operations of $6.8 million or 8.1% of our revenue for the three months ended January 3, 2014 compared with income of $11.7 million or 15.7% of our revenue for the three months ended December 28, 2012.

Warrant liability. The warrant liability resulted in a gain of $1.3 million for the three months ended January 3, 2014 compared to an expense of $2.0 million for the three months ended December 28, 2012. The change relates to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $0.6 million and $0.2 million for the three months ended January 3, 2014 and December 28, 2012, respectively.

Other income - related party. In the three months ended January 3, 2014, we billed GaAs Labs $78,000 for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income. This compares to $84,000 recorded in the three months ended December 28, 2012.

Provision for income taxes. The benefit for income taxes was $1.6 million for the three months ended January 3, 2014 compared to a provision of $3.5 million for the three months ended December 28, 2012. The benefit in the three months ended January 3, 2014 results from the current period loss.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three months ended January 3, 2014 and December 28, 2012 was primarily impacted in both periods by changes in fair values of the common stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates partially offset by U.S. state income taxes, and, for the three months ended January 3, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the date of the acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (“NOL”) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $292.7 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $82.9 million, which includes a net deferred income tax liability of $66.0 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

Liquidity and Capital Resources

As of January 3, 2014, we held $66.4 million of cash and cash equivalents, all deposited with financial institutions, including in money market accounts. Cash from operations was $4.4 million in the three months ended January 3, 2014, of which the principal components were a net loss of $6.5 million, plus non-cash expenses of $5.3 million, and cash flows from operating assets and liabilities of $5.6 million. The change in operating assets and liabilities includes decreases in accounts receivable of $9.2 million, increases in inventory of $2.3 million, decreases in income taxes payable of $4.7 million and net increases in accounts payable, accrued liabilities and other of $3.4 million.

Cash used in investing activities was $237.1 million in the three months ended January 3, 2014, of which $232.0 million related to the acquisition of Mindspeed and $2.1 million and $3.0 million related to purchases of property and equipment and acquisitions of intellectual property, respectively.

Cash from financing activities was $188.7 million in the three months ended January 3, 2014, of which $220.0 million related to borrowings under our revolving credit facility. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $1.6 million during the period. Payment of debt from Mindspeed totaled $32.9 million.

We have a revolving credit facility with up to $300.0 million in borrowing availability maturing in September 2018, which can be increased by $125.0 million subject to certain conditions. Borrowings under the revolving credit facility bear a variable interest rate. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of January 3, 2014 and had $220.0 million outstanding borrowings under the revolving credit facility with $80.0 of borrowing availability as of that date.

We have a long term technology licensing and transfer commitment that calls for remaining potential payments by us, as of January 3, 2014, of up to $5.6 million through July 2016.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested since we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 3, 2014, cash held by our foreign subsidiaries was $18.1 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents and potential remaining borrowing capacity under our revolving credit facility for general corporate purposes, including working capital and payoff of debt assumed in the Mindspeed Acquisition. We may also use a portion of our cash and cash equivalents and our revolving credit facility, which we may draw on from time to time, for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet our current working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 3, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, as well as foreign exchange rate risk.

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a market rate of return. To minimize market risk, we generally maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly-rated, short-term US government securities and short-term commercial paper through domestic banks who are insured by the Federal Deposit Insurance Corporation. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. For the three months ended January 3, 2014, we maintained our portfolio primarily in cash and bank deposit accounts. We believe that a 10% change in interest rates relative to our investments would not have a material impact on our financial position or results of operations.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of January 3, 2014, we had $220 million of outstanding borrowings under our revolving credit facility. Assuming our outstanding debt remains constant for an entire year and, hypothetically, the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by approximately $2.2 million.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired Mindspeed in the quarter ended January 3, 2014. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Mindspeed. This exclusion is consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Mindspeed represented 57.0% of our total assets and 1.5% of our revenue as of and for the quarter ended January 3, 2014. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2014.

Changes in Internal Control over Financial Reporting

As a result of the Mindspeed Acquisition, we have commenced a project to evaluate the processes and procedures of Mindspeed’s internal control over financial reporting and incorporate Mindspeed’s internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended January 3, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended January 3, 2014.

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

Mindspeed Tender Offer Litigation in Delaware and California. Following our November 2013 announcement of the execution of a definitive agreement between us and Mindspeed Technologies, Inc. (“Mindspeed”) contemplating a tender offer by us for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (“Merger”), a number of plaintiffs filed purported class action lawsuits against Mindspeed, its directors, our merger subsidiary and us in either the Delaware Court of Chancery or the California Superior Court for Orange County. Those cases were captioned Marchese v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00686181-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013) (the “Marchese Action”); Iacobellis v. Decker, et al., Case No. 30-2013-00686796-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 7, 2013); Pogal v. Mindspeed Technologies, Inc., et al., Case No. 9076-VCN (Del. Ch. Ct. Nov. 12, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687029-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Swain v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687498-CU-SL-CXC (Cal. Super. Ct., Orange Cnty., Nov. 12, 2013); Miller v. Mindspeed Technologies, Inc., et al., Case No. 30-2013-00687951-CU-BT-CXC (Cal. Super. Ct., Orange Cnty., Nov. 13, 2013); Durand v. Decker, et. al., Case No. 9080 (Del. Ch. Ct. Nov. 14, 2013); Tassa v. Mindspeed Technologies, Inc., et al., Case No. 9096 (Del. Ch. Ct. Nov. 15, 2013); Feuerstein v. Mindspeed Technologies, Inc., et al., Case No. 9101 (Del. Ch. Ct. Nov. 18, 2013); Hoffman v. Mindspeed Technologies, Inc., et al., Case No. 9105 (Del. Ch. Ct. Nov. 19, 2013) (the “Hoffman Action”); and Vinciguerra v. Mindspeed Technologies, Inc., et al., Case No. 9107 (Del. Ch. Ct. Nov. 20, 2013).

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

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Hoffman Action pending in the Delaware Court of Chancery. The amended complaint includes similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery in the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (the “Delaware Actions”).

On December 4, 2013, the Delaware Court of Chancery set a schedule for the briefing of the preliminary injunction motion in the Delaware Actions and a hearing was scheduled for December 11, 2013. On December 6, 2013, plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed Merger. While the Defendants deny the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the Merger, and without admitting the validity of any allegations made in the lawsuits, the Defendants concluded that it was desirable that the Delaware Actions be resolved.

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In exchange for the releases, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013.

Further Discussion of California Tender Offer Litigation. On November 27, 2013, the Defendants and the plaintiffs in each of five actions filed in the California Superior Court for Orange County signed a stipulation to consolidate those actions into the Marchese Action. On January 8, 2014, the Court entered the consolidation order. On December 5, 2013, an amended complaint was filed in the Marchese Action. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On December 5, 2013, plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013.

On December 30, 2013, the Court in the Marchese Action entered an Initial Case Management Order. Among other things, the Initial Case Management Order sets an Initial Case Management Conference for February 4, 2014 and stays all discovery and motion practice in the Marchese Action until that date. On January 6, 2014, the defendants in the Marchese Action filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint in the Marchese Action. On February 3, 2014, the Court rescheduled the Initial Case Management Conference to April 15, 2014 and extended the stay of all discovery and motion practice until that later date as well.

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

Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may be adversely affected

Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results and related expectations to fluctuate include:

•	general economic growth or decline in the U.S. or foreign markets;

•	the reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products, or slowing demand for our products or customers’ products;

•	the amount of new customer orders we both book and ship in any particular fiscal quarter, which accounts for a significant amount of our net revenue in any particular quarter, and which can often be weighted toward the latter part of each fiscal quarter, making the timing of recognition of the associated revenue difficult to forecast with fidelity and susceptible to slippage between quarters;

•	the relative linearity of our shipments within any particular fiscal quarter, in that a less linear shipment pattern within a given fiscal quarter tends to result in lower gross margin in that quarter, and a shipment pattern weighted toward the latter part of a fiscal quarter tends to reduce our cash flows from operations in that quarter, as collections of related receivables do not occur until later fiscal periods;

•	the gain or loss by us of a key customer or key customer program, the loss of any business or discontinuation of any business by any key customer, or significant changes in the financial condition of one or more key customers;

•	fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	fluctuations in demand relating to the A&D market due to changes in government programs, budgets or procurement;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

•	the amount, timing and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

•	period-to-period changes in the mix of products we sell, which can result in lower gross margin;

•	availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply;

•	seasonal and other changes in customer purchasing cycles and component inventory levels;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	significant warranty claims, including those not covered by our suppliers;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•	loss of key personnel or the shortage of available skilled workers;

•	factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as limits on our ability to utilize net operating losses or tax credits and the geographic distribution of our income, which may change from period to period; and

•	the effects of war, natural disasters, acts of terrorism, macroeconomic uncertainty or decline or geopolitical unrest.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Carrier Networks, A&D, Automotive, Multi-market and Enterprise. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for 25.2% of our revenue for fiscal year 2013 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

We may be unable to successfully integrate the business and personnel of Mindspeed and may not realize the anticipated synergies and benefits of the Mindspeed Acquisition.

We acquired Mindspeed in December 2013. We may not realize the expected benefits from the Mindspeed Acquisition because of integration difficulties or other challenges. The success of the Mindspeed Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating Mindspeed’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Mindspeed’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unexpected losses of key employees, customers or suppliers of Mindspeed;

•	unanticipated issues in conforming Mindspeed’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations, and our ability to successfully integrate geographically separate organizations; diversion of management’s attention from other business concerns;

•	adverse effects on our or Mindspeed’s existing business relationships with customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in Mindspeed’s business and operations;

•	unanticipated expenses and liabilities;

•	expense, disruption and other impacts of any related restructuring activity, or divestment or wind-down of non-core businesses;

•	unfamiliarity with Mindspeed products and markets, including the enterprise market generally, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of Mindspeed’s operations, technologies, products and systems.

Mindspeed may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Mindspeed. We have no recourse under the merger agreement to recover any damages relating to the liabilities of Mindspeed and its subsidiaries.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Mindspeed and us had achieved or might achieve separately. In addition, we may not accomplish the integration of Mindspeed’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the Mindspeed business deteriorates, the anticipated cost savings, growth opportunities and other synergies of the Mindspeed Acquisition may not be realized fully, or at all, or may take longer to realize than expected. This transaction could also result in large restructuring, write-offs, or amortization expenses related to intangible assets. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal years 2013, 2012 and 2011, sales to our distributor Richardson and to Ford each accounted for more than 10% of our revenue. Sales to our top 10 direct and distribution customers accounted for an aggregate of 59%, 55% and 61%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $40.6 million, $35.8 million and $36.1 million for our fiscal years 2013, 2012 and 2011, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5 µm, 0.25 µm and 0.15 µm GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be porting such process technology to our Lowell, Massachusetts manufacturing facility. This porting effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We may experience unexpected difficulties, expenses or delays in porting and qualifying this GaN technology, and ultimately may not be successful in our efforts, may not realize the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the ported technology that meets our expectations following the porting effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business.

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

Our past acquisitions of Mimix Holdings, Inc. and Optomai, and recent acquisition of Mindspeed, required or continue to require significant management time and attention relating to the transaction and integration activities. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

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

We may be unable to successfully divest or wind down Mindspeed’s wireless business, and our results of operations could be harmed.

In December 2013, Mindspeed announced its agreement to sell assets associated with its wireless business to Intel Corporation. The proposed wireless divestment has yet to close, and is subject to numerous closing conditions. We may not be able to close the wireless divestment at the time we plan to, or at all. If we do close the sale, we may not realize its expected benefits, including related operating cost reductions, and may be subject to indemnity or other liability claims from the buyer in the future. If we do not close the sale, we will have higher than anticipated operating expense until we can restructure the wireless business and wind its operations down.

We may incur liability for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future claims that we have infringed or misappropriated their intellectual property rights or claims challenging the validity of our patents. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to relinquish certain intellectual property rights, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management’s attention and resources.

We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.

We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and dies, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy for lowering our fixed operating costs and as a result of the Mindspeed Acquisition, as Mindspeed is a fabless semiconductor manufacturer. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs, and misappropriation of our intellectual property. For example, a defective batch of a chemical etchant received from a supplier caused scrap loss in our internal manufacturing facility in March 2011, which reduced manufacturing yields and gross profit by $0.7 million for fiscal year 2011. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. Where we do have long-term supply commitments, they may result in our being obligated to purchase more material than we need, materially and negatively impacting our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customer but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customer.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Santa Clara, California, Sydney, Australia, Beijing and Shenzhen, China, Bath, England, Sophia Antipolis, France, Hyderabad, India, Belfast, Northern Ireland, Cork, Ireland, Penang, Malaysia and Kiev, Ukraine locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

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

We operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts. This facility is also our primary internal design, assembly and test facility. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

•	the level of demand for our products;

•	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials, including GaAs substrates and high purity source materials such as gallium, aluminum, arsenic, indium and silicon;

•	our manufacturing cycle times and yields;

•	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

•	the location of our facilities and those of our outsourced suppliers;

•	natural disasters impacting our facilities and those of our outsourced suppliers;

•	our ability to hire, train, manage and retain qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations;

•	our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and

•	other risks specific to our outsourced supply and service arrangements, including, but not limited to: the lack of assured supply, potential shortages and higher prices; the effects of disputes or litigation involving our third-party foundries; increased lead times; and limited control over delivery schedules, manufacturing yields, production costs and product quality.

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

The majority of our assembly, packaging and test vendors, as well as some of our outsourced foundry suppliers, are located in Asia. And we generally do business with these foreign suppliers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect, and we may lose money on such hedging strategies or not properly hedge our risk.

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

As of September 27, 2013, we have a revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $300.0 million, subject to compliance with financial and other covenants. As of September 27, 2013, we had no outstanding borrowings under the revolving credit facility. However, we drew $220 million on the revolving credit facility to partially fund the Mindspeed Acquisition. The facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

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

Our largest stockholders control a significant amount of our outstanding common stock. As of January 3, 2014, John and Susan Ocampo beneficially owned 53.6% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.3% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed Technologies, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1	Amendment No. 1 to Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2013).

10.2*	Transition Agreement, dated December 14, 2013, among Conrad Gagnon, M/A-COM Technology Solutions Holdings, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2013).

10.3*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.4*	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.5*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on April 8, 2011 (File No. 001-31650)).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 12, 2014	By:	/s/ John Croteau
John Croteau

President and Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2014	By:	/s/ Robert J. McMullan
Robert J. McMullan

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed Technologies, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1	Amendment No. 1 to Amended and Restated Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2013).

10.2*	Transition Agreement, dated December 14, 2013, among Conrad Gagnon, M/A-COM Technology Solutions Holdings, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2013).

10.3*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.4*	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.5*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on April 8, 2011 (File No. 001-31650)).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.