Form 10-Q
period 2014-04-04
M/A-COM Technology Solutions Holdings, Inc.
filed 2014-05-12
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2014

or

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

As of April 22, 2014, there were 47,267,957 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 4, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$63,139	$110,488
Accounts receivable, net	67,913	63,526
Inventories	71,937	54,908
Income taxes receivable	17,577	915
Prepaid expenses and other current assets	17,380	6,206
Deferred income taxes	10,423	10,404

Total current assets	248,369	246,447
Property and equipment, net	48,268	32,735
Goodwill	15,840	6,750
Intangible assets, net	171,929	24,798
Deferred income taxes	72,479	404
Other assets	9,393	5,501

TOTAL ASSETS	$566,278	$316,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,532	$—
Accounts payable	28,520	25,986
Accrued liabilities	40,486	16,921
Income taxes payable	992	20
Deferred revenue	14,899	9,231

Total current liabilities	89,429	52,158
Revolving credit facility	245,000	—
Warrant liability	14,657	11,873
Other long-term liabilities	8,249	3,478
Deferred income taxes	—	1,985

Total liabilities	357,335	69,494

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	47	46
Additional paid-in capital	373,011	379,780
Treasury stock	(330)	(330)
Accumulated deficit	(163,231)	(132,188)
Accumulated other comprehensive loss	(554)	(167)

Total stockholders’ equity	208,943	247,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,278	$316,635

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Revenue	$107,827	$78,843	$191,981	$154,919
Cost of revenue	80,964	46,010	129,396	90,600

Gross profit	26,863	32,833	62,585	64,319

Operating expenses:
Research and development	20,347	11,204	32,777	21,799
Selling, general and administrative	24,504	13,289	43,887	24,657
Contingent consideration	—	(405)	—	(577)
Restructuring charges	2,635	—	15,725	—

Total operating expenses	47,486	24,088	92,389	45,879

Income (loss) from operations	(20,623)	8,745	(29,804)	18,440

Other income (expense)
Warrant liability expense	(4,066)	(1,069)	(2,784)	(3,095)
Interest expense	(1,622)	(200)	(2,208)	(426)
Other income	1,009	86	1,087	170

Total other income (expense)	(4,679)	(1,183)	(3,905)	(3,351)

Income (loss) before income taxes	(25,302)	7,562	(33,709)	15,089
Income tax provision (benefit)	(5,680)	2,142	(7,271)	5,613

Income (loss) from continuing operations	(19,622)	5,420	(26,438)	9,476
Loss from discontinued operations	(2,500)	—	(4,605)	—

Net income (loss)	$(22,122)	$5,420	$(31,043)	$9,476

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.42)	$0.12	$(0.57)	$0.21
Loss from discontinued operations	(0.05)	—	(0.10)	—

Net income (loss) per share - basic	$(0.47)	$0.12	$(0.67)	$0.21

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.42)	$0.11	$(0.57)	$0.20
Loss from discontinued operations	(0.05)	—	(0.10)	—

Net income (loss) per share - diluted	$(0.47)	$0.11	$(0.67)	$0.20

Shares used:
Basic	46,808	45,789	46,656	45,649

Diluted	46,808	47,168	46,656	46,986

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Net income (loss)	$(22,122)	$5,420	$(31,043)	$9,476
Foreign currency translation loss	(432)	(125)	(387)	(132)

Total comprehensive income (loss)	$(22,554)	$5,295	$(31,430)	$9,344

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other	Additional		Total
	Common Stock		Treasury Stock		Comprehensive	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity
Balance at September 27, 2013	46,419	$46	23	$(330)	$(167)	$379,780	$(132,188)	$247,141
Capital contributions	—	—	—	—	—	3,200	—	3,200
Common control business combination	—	—	—	—	—	(26,080)	—	(26,080)
Tax benefits acquired in common control business combination	—	—	—	—	—	6,160	—	6,160

Issuance of common stock upon exercise of common stock options and employee stock purchases	380	1	—	—	—	2,294	—	2,295
Vesting of restricted common stock and units	303	—		—	—	—	—	—
Common stock repurchased and retired	(18)	—	—	—	—	(300)	—	(300)

Share-based compensation	—	—	—	—	—	5,135	—	5,135
Fair value of vested awards assumed in acquisition	—	—	—	—	—	1,491	—	1,491

Excess tax benefits	—	—	—	—	—	1,331	—	1,331
Foreign currency translation	—	—	—	—	(387)	—	—	(387)
Net loss	—	—	—	—	—	—	(31,043)	(31,043)

Balance at April 4, 2014	47,084	$47	23	$(330)	$(554)	$373,011	$(163,231)	$208,943

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 4, 2014	March 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,043)	$9,476

Adjustments to reconcile net income (loss) to net cash from operating activities, net of effects from an acquisition:
Warrant liability expense	2,784	3,095
Depreciation and amortization	15,951	7,815
Impact of inventory valuation step-up in an acquisition	18,053	—
Contingent consideration	—	(577)
Deferred income taxes	1,017	—
Loss on disposal of property and equipment	89	—
Share-based compensation	5,135	2,946
Change in operating assets and liabilities, net of effects from an acquisition:
Payment of contingent consideration	—	(5,328)
Accounts receivable	8,345	4,742
Inventories	(3,933)	(51)
Prepaid expenses and other assets	(1,753)	(1,004)
Accounts payable	(8,480)	(2,262)
Accrued and other liabilities	759	(1,768)
Income taxes	(16,420)	1,391
Deferred revenue	5,212	121

Net cash used in operating activities	(4,284)	18,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,994)	(5,068)
Acquisition of businesses	(258,108)	—
Sale of business	8,627	—
Acquisition of intellectual property	(4,096)	—

Net cash used in investing activities	(259,571)	(5,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	245,000	—
Capital contributions	3,200	3,795
Proceeds from stock option exercises and employee stock purchases	2,295	1,031
Common stock repurchased and retired	(300)	—
Excess tax benefits	1,331	1,312
Payment of assumed debt	(34,952)	—
Repurchase of common stock	—	(77)
Payments of contingent consideration	—	(675)
Other	(68)	(130)

Net cash from financing activities	216,506	5,256

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,349)	18,784
CASH AND CASH EQUIVALENTS - Beginning of period	110,488	84,600

CASH AND CASH EQUIVALENTS - End of period	$63,139	$103,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,900	$235

Cash paid for income taxes	$4,138	$3,381

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

Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the SEC on December 5, 2013.

MACOM acquired Nitronex LLC (Nitronex) in connection with a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave, and millimeterwave applications, was previously acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. GaAs Labs is a stockholder in MACOM and GaAs Labs, Nitronex and MACOM were under common control from June 25, 2012 through February 13, 2014 due to a common controlling stockholder. The accompanying condensed financial statements for the three and six months ended April 4, 2014 and March 29, 2013 include the operations of Nitronex on a combined basis from June 25, 2012 through February 13, 2014 and on a consolidated basis from June 25, 2012 through April 4, 2014. The accompanying condensed financial statements have been presented in a manner similar to a pooling-of-interests, and include the results of operations of each business since the date of common control. All periods from June 25, 2012 have been combined using historical amounts. The accompanying combined consolidated and consolidated financial statements are referred to as “consolidated” for all periods presented.

The Company’s fiscal year ends on the Friday closest to September 30. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2013 was 52 weeks in length. Fiscal year 2014 is 53 weeks and the three months and six months ended April 4, 2014 include 13 and 27 weeks, respectively.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2014. The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes and fair value measurements related to purchase accounting and stock warrant liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Revenue Recognition—Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Provided other revenue recognition criteria are met, product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment. The Company has distribution agreements that provide distributors with rights to return certain products and price protection on certain products. Generally, revenue is recognized up delivery of products, providing all other criteria is met. When rights of return exist, the Company will provide a reserve for estimated returns at the time of product delivery. When the Company is unable to estimate the amount of its products that may be returned by such distributors or the ultimate sales price of products sold to such distributors, revenue is recognized when the distributors have sold the products to third-party customers, at which point both the return rights and any price protection feature lapse. Accordingly, in this circumstance, the Company defers the recognition of revenue until the products are sold by the distributors to third-party customers and the Company defers both the revenue recognition and related cost of revenue on these products by recording the revenue as deferred revenue and the associated cost remains recorded in inventory in the accompanying consolidated balance sheets. When these products are sold to a distributor’s customers, the Company recognizes the revenue and associated cost of revenue. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of costs of revenue. The Company provides warranties for its products and accrues the estimated costs of warranty claims in the period the related revenue is recorded.

Recent Accounting Standards—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements.

2. ACQUISITIONS

Acquisition under Common Control—On February 13, 2014, MACOM acquired Nitronex, an entity under common control, whereby MACOM completed the Nitronex Acquisition for $26.1 million in cash for all of the outstanding ownership interests of Nitronex. The purchase price includes $3.9 million held on account by a third-party escrow agent pending any claims by MACOM in connection with general representation matters made by GaAs Labs in the transaction. The escrow agreement expires in August 2015, at which point if no claims are made, all amounts will be paid to GaAs Labs. The Company has assumed no amount from the escrow will be returned to it in the accounting for the Nitronex Acquisition. MACOM funded the Nitronex Acquisition through the use of available cash and borrowings under its revolving credit facility.

Acquisition of Mindspeed Technologies, Inc.—On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of semiconductor solutions for communications infrastructure applications (Mindspeed Acquisition). MACOM acquired Mindspeed to further its expansion into high-performance analog products.

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and borrowings under its revolving credit facility (see Note 6). The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million and MACOM assumed $80.4 million of liabilities and incurred costs of $4.5 million expensed in the six months ended April 4, 2014.

The Mindspeed Acquisition was accounted for as a purchase and the operations of Mindspeed have been included in MACOM’s consolidated financial statements since December 18, 2013, the date of acquisition.

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

Current assets	$51,801
Intangible and other assets	253,013

Total assets acquired	304,814

Current liabilities	34,966
Debt	39,824
Other liabilities	5,595

Total liabilities assumed	80,385

Net assets acquired	224,429

Consideration:
Cash paid upon closing, net of cash acquired	232,028
Fair value of vested awards assumed in acquisition	1,491

Total consideration	233,519

Goodwill	$9,090

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

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Above	Useful Lives (Years)
Developed technology	$118,180	7
Customer relationships	12,920	10
In-process research and development	21,580	N/A

	$152,680

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be seven years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion, including the areas of taxation where a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of April 4, 2014 and for the interim periods then ended.

The following is a summary of Mindspeed revenue and earnings, excluding a restructuring charge and change-in-control payments aggregating $14.9 million, included in MACOM’s accompanying condensed consolidated statements of operations for the six months ended April 4, 2014 (in thousands):

Revenue	$33,809
Loss from continuing operations before income taxes	(22,707)

Subsequent to closing the Mindspeed Acquisition, MACOM divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations and the assets of the wireless business are presented as assets held for sale. The Company completed the sale of the wireless business in February 2014. The accompanying condensed consolidated statement of operations for the three and six months ended April 4, 2014 include the following operating results related to the business to be divested (in thousands):

	Periods Ended April 4, 2014
	Three Months	Six Months
Revenue	$1,983	$2,440
Loss before income taxes	(4,007)	(7,381)
Benefit for income taxes	1,507	2,776
Loss from discontinued operations, net	(2,500)	(4,605)

Supplemental Pro Forma Data

The pro forma statements of operations data for the six months ended April 4, 2014 below give effect to the acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 28, 2013. The supplemental pro forma earnings for the six months ended April 4, 2014 were adjusted to exclude discontinued operations, acquisition costs of $4.5 million paid by MACOM, seller-related professional fees incurred by Mindspeed prior to the acquisition, amortization and impairments of intangible assets incurred by Mindspeed prior to the acquisition and $14.9 million of restructuring charges and change-in-control payments, as well as the impact of the step-up to fair value of the acquired inventory. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

Revenue	$211,437
Net loss	(28,234)

3. FINANCIAL INSTRUMENTS

Financial liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 4, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Common stock warrant liability	$14,657	$—	$—	$14,657

	September 27, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Common stock warrant liability	$11,873	$—	$—	$11,873

The changes in financial liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended April 4, 2014
	January 3, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 4, 2014
Stock warrant liability	$10,591	$4,066	$—	$—	$—	$14,657

	Three Months Ended March 29, 2013
	December 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 29, 2013
Contingent consideration	$405	$(405)	$—	$—	$—	$—

Stock warrant liability	$9,587	$1,069	$—	$—	$—	$10,656

	Six Months Ended April 4, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 4, 2014
Stock warrant liability	$11,873	$2,784	$—	$—	$—	$14,657

	Six Months Ended March 29, 2013
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	March 29, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Stock warrant liability	$7,561	$3,095	$—	$—	$—	$10,656

As of April 4, 2014, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 6.7 years, expected volatility of 42.6% and risk free rate of 2.3%.

These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in the Company’s earnings and such changes could be material.

4. INVENTORIES

Inventories consist of the following (in thousands):

	April 4, 2014	September 27, 2013
Raw materials	$36,242	$27,855
Work-in-process	7,031	6,021
Finished goods	28,664	21,032

Total	$71,937	$54,908

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	April 4, 2014	September 27, 2013
Machinery and equipment	$63,822	$48,051
Leasehold improvements	7,998	5,129
Furniture and fixtures	1,017	782
Construction in process	8,082	6,234
Computer equipment and software	7,758	7,908

Total property and equipment	88,677	68,104
Less accumulated depreciation and amortization	(40,409)	(35,369)

Property and equipment — net	$48,268	$32,735

Depreciation and amortization expense related to property and equipment for the three and six months ended April 4, 2014 was $3.9 million and $7.1 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended March 29, 2013 was $2.7 million and $5.4 million, respectively.

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

On May 8, 2014, the Company refinanced its outstanding indebtedness under its existing revolving credit facility and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated its existing revolving credit facility. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021, and a revolving credit facility of up to $100.0 million, which matures in May 2019.

In connection with the Mindspeed and Nitronex acquisitions, MACOM drew down $245.0 million of indebtedness on its revolving credit facility, all of which remained outstanding as of April 4, 2014.

As of April 4, 2014, the Company had $3.5 million of outstanding notes assumed in the Mindspeed Acquisition, which accrue interest at a rate of 6.5% per annum. The notes are payable at $4.5 million upon demand by the holder at any time and, if not paid earlier, become due in June 2017.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Cost of revenue	$6,504	$745	$8,022	$1,490
Selling, general and administrative	484	334	869	668

Total	$6,988	$1,079	$8,891	$2,158

Intangible assets consist of the following (in thousands):

	April 4, 2014	September 27, 2013
Acquired technology	$145,159	$23,637
Customer relationships	26,070	13,150
In-process research and development	21,580	—
Trade name	3,400	3,400

Total	196,209	40,187
Less accumulated amortization	(24,280)	(15,389)

Intangible assets — net	$171,929	$24,798

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 27, 2013	$46,937	$23,637	$13,150	$—	$3,400	$6,750
Mindspeed Acquisition	161,770	118,180	12,920	21,580	—	9,090
Other intangibles purchased	3,342	3,342	—	—	—	—

Balance at April 4, 2014	$212,049	$145,159	$26,070	$21,580	$3,400	$15,840

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

Accumulated amortization for the acquired technology and customer relationships was $17.6 million and $6.7 million, respectively, as of April 4, 2014 and $9.6 million and $5.8 million, respectively, as of September 27, 2013.

As of April 4, 2014, estimated amortization of the intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the Mindspeed Acquisition, was as follows (in thousands):

2014 (rest of fiscal year)	$14,055
2015	26,773
2016	24,089
2017	21,889
2018	18,316
Thereafter	41,827

Total	$146,949

8. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 4, 2014.

Outstanding shares of our common stock as of April 4, 2014 and September 27, 2013 presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 158,000 and 74,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that remained subject to forfeiture.

The Company has presented payments in the form of capital contributions received by Nitronex from the majority stockholder prior to the Nitronex Acquisition as an increase to additional paid-in capital.

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Numerator:
Net income (loss)	$(22,122)	$5,420	$(31,043)	$9,476

Denominator:
Weighted average common shares outstanding-basic	46,808	45,789	46,656	45,649

Dilutive effect of options and warrants	—	1,379	—	1,337

Weighted average common shares outstanding-diluted	46,808	47,168	46,656	46,986

Common stock income (loss) per share:
Basic	$(0.47)	$0.12	$(0.67)	$0.21

Diluted	$(0.47)	$0.11	$(0.67)	$0.20

The table above excludes the effects of shares of common stock issuable upon exercise of stock options and warrants for the three and six months ended April 4, 2014 as the inclusion of which would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of April 4, 2014 and September 27, 2013, the Company had outstanding non-cancelable purchase commitments aggregating $4.1 million and $4.4 million, respectively, pursuant to inventory supply arrangements. The Company has a long-term technology licensing and transfer commitment that calls for remaining potential payments by the Company of up to $5.2 million through July 2016.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

CSR Matter. In January 2013, CSR Technology Inc. (CSR) filed a complaint against the Company in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips previously supplied by CSR for use in the Company’s automotive module product. The complaint claims alleged damages of $2.2 million and asks for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties have concluded fact discovery and CSR has filed a motion for summary judgment. We are opposing that motion and, if we are successful in doing so, we intend to continue to defend the lawsuit vigorously.

Mindspeed Tender Offer Litigation in Delaware and California.

Following our November 2013 announcement of the execution of a definitive agreement between us and Mindspeed Technologies, Inc. (Mindspeed) contemplating a tender offer by us for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (Merger), a number of purported class action lawsuits were filed against Mindspeed, its directors, the Company’s merger subsidiary and the Company in the Delaware Court of Chancery and the California Superior Court for Orange County.

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would have enjoined the consummation of the Merger, rescission of the Merger, damages, and attorneys’ fees and costs.

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Delaware Court of Chancery. The amended complaint included similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery in the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions).

On December 6, 2013, the plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed Merger. While the Defendants denied the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the Merger, and without admitting the validity of any allegations made in the lawsuits, the Defendants concluded that it was desirable that the Delaware Actions be resolved.

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013.

Further Discussion of California Tender Offer Litigation. On December 5, 2013, an amended complaint was filed in one of the California actions. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On December 5, 2013, the plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013.

On December 30, 2013, the California Court entered an Initial Case Management Order. Among other things, the Initial Case Management Order set an Initial Case Management Conference for February 4, 2014 and stayed all discovery and motion practice until that date. On January 6, 2014, the Defendants filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint. The Case Management Conference has been continued until July 14, 2014.

The Company intends to continue to defend the aforementioned lawsuits vigorously. The Company does not expect that the ultimate cost to resolve these matters will have a material effect on the consolidated financial statements.

11. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection with broader plans to reduce staffing, reduce its internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses are comprised of direct and incremental costs related to change-in-control obligations of $11.5 million, severance and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance-September 27, 2013	$145
Current period charges - continuing operations	15,725
Payments	(4,819)

Balance-April 4, 2014	$11,051

In the six months ended April 4, 2014, the Company implemented restructuring plans to reduce manufacturing and operating costs of the Mindspeed and Nitronex operations through a reduction of staffing. These restructuring plans resulted in a charge to continuing operations, representing the initial cost of the actions that will continue into the third and possibly fourth quarters of fiscal year 2014. These costs are expected to be paid through fiscal year 2014.

12. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Cost of revenue	$426	$292	$709	$609
Research and development	728	484	1,212	856
Selling, general and administrative	2,136	907	3,214	1,841

Total stock-based compensation expense	$3,290	$1,683	$5,135	$3,306

Effective September 28, 2013, pursuant to an “evergreen” provision, the number of shares of common stock available for issuance under the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP) were increased by 1.9 million shares and 0.6 million shares, respectively. As of April 4, 2014, MACOM had 10.5 million shares available for future grants under the 2012 Plan.

Stock option activity for the six months ended April 4, 2014, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 27, 2013	841	$1.60	6.2	$13,131
Assumed in Mindspeed Acquisition	439	24.50
Granted	—	—
Exercised	(306)	4.61
Forfeited, canceled or expired	(78)	35.16

Outstanding-April 4, 2014	896	$8.92	4.8	$11,223

Options vested and expected to vest as of April 4, 2014	896	$8.92	4.8	$11,223

Options vested and exercisable as of April 4, 2014	813	$9.29	4.7	$9,956

Aggregate intrinsic value represents the difference between the Company’s closing stock price on April 4, 2014 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $4.2 million for the six months ended April 4, 2014. As of April 4, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock options, adjusted for estimated forfeitures, related to unvested stock options was $0.1 million, which is expected to be recognized over the next 0.1 years.

A summary of restricted stock and restricted stock units activity for the six months ended April 4, 2014, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 27, 2013	1,129	2.9	$18,148

Assumed in Mindspeed Acquisition	285
Granted	724
Vested and released	(303)
Forfeited, canceled or expired	(107)

Issued and unvested-April 4, 2014	1,728	2.8	$34,824

Shares expected to vest-April 4, 2014	1,529	2.8	$30,803

The total intrinsic value of restricted stock awards vesting was $5.1 million for the six months ended April 4, 2014. As of April 4, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock awards, adjusted for estimated forfeitures, related to restricted stock and units was $19.0 million, which is expected to be recognized over the next 2.8 years.

As of April 4, 2014, total unrecognized compensation cost related to the ESPP was not material.

Certain of the share-based awards granted and outstanding as of April 4, 2014 are subject to accelerated vesting upon a sale of the Company or similar changes in control.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended April 4, 2014 and March 29, 2013 was primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, offset by U.S. state income taxes, and, for the three and six months ended April 4, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the closing of the Mindspeed Acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $305.9 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the Mindspeed Acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $85.7 million, which includes a net deferred income tax liability of $68.9 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

The tax effect of the difference between the book and tax bases in the net assets acquired in the Nitronex Acquisition of $6.2 million has been recorded as an increase to additional paid-in capital in the three and six months ended April 4, 2014.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, engaged the Company to provide administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the three and six months ended April 4, 2014, the Company billed GaAs Labs $40,000 and $118,000, respectively, and for the three and six months ended March 29, 2013, the Company billed GaAs Labs $86,000 and $170,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

15. SUPPLEMENTAL CASH FLOW INFORMATION

As of April 4, 2014 and March 29, 2013, the Company had $568,000 and $1.0 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

Upon closing the Mindspeed Acquisition, MACOM assumed $39.8 million of the seller’s indebtedness, $35.0 million of which was paid in the six months ended April 4, 2014.

16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
United States	$50,915	$47,281	$104,804	$92,617
International (1)	56,912	31,562	87,177	62,302

Total	$107,827	$78,843	$191,981	$154,919

	As of
Long-Lived Assets by Geographic Region	April 4, 2014	September 27, 2013
United States	$40,962	$26,226
International (2)	7,306	6,509

Total	$48,268	$32,735

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region that represented 12% of total long-lived assets as of September 27, 2013.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Customer A	13%	15%	18%	15%
Customer B	19%	25%	21%	25%

	As of
Accounts Receivable	April 4, 2014	September 27, 2013
Customer A	17%	18%
Customer B	18%	21%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended April 4, 2014 and March 29, 2013, ten customers represented 64% and 61% of total revenue, respectively. For the six months ended April 4, 2014 and March 29, 2013, ten customers represented 62% and 61% of total revenue, respectively.

17. SUBSEQUENT EVENTS

On May 8, 2014, the Company refinanced its outstanding indebtedness under its existing revolving credit facility and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated its existing revolving credit facility. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans), and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the aggregate Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, the Company drew down the entire $350 million principal amount of the Term Loans, and no draws were made on the Revolving Facility. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants.

On May 9, 2014, the Company’s subsidiary Mindspeed Technologies, Inc. completed the sale of its CPE communication processor product line.

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

M/A-COM Technology Solutions Holdings, Inc. and its subsidiaries are collectively referred to herein as “MACOM,” the “Company,” “we,” “us” or “our.”

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 as filed with the SEC on December 5, 2013. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 3,000 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, crosspoint switches, signal conditioners, optical physical media devices, passive and active components and complete subsystems, across more than 50 product lines serving over 6,000 end customers in five large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, optical transceivers, broadband access networking equipment, metropolitan and wide-area networking equipment, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems and unmanned aerial vehicles.

On December 18, 2013, we completed the acquisition of Mindspeed (Mindspeed Acquisition), a supplier of semiconductor solutions for communications infrastructure applications previously headquartered in Southern California. We believe Mindspeed aligns with our core growth strategy in networking and optical markets, has a high-performance analog business model that is consistent with our target model for higher margin products with long product lifecycles and long-standing customer relationships, complements our existing business with an established footprint in the Asia-Pacific markets and expands our addressable market for silicon-germanium (SiGe) products and technology. The operations of Mindspeed have been included in our consolidated financial statements since the date of acquisition.

Subsequent to closing the Mindspeed Acquisition, in February 2014 we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations and the net assets of the wireless business are presented as assets held for sale.

On February 13, 2014, we completed the acquisition of Nitronex, LLC (Nitronex) (the Nitronex Acquisition). Nitronex designs, develops, manufactures and markets gallium nitride (GaN) semiconductors and is headquartered in the Raleigh, North Carolina area. We completed the Nitronex Acquisition through a cash payment of $26.1 million for all of the outstanding membership interests of Nitronex. We funded the Nitronex Acquisition through the use of available cash and borrowings under our revolving credit facility.

Because we and Nitronex were controlled by the same majority owner since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012 through February 12, 2014 have been combined using historical amounts of each entity. Since February 13, 2014, the results of Nitronex are included on a consolidated basis.

Our primary markets are Carrier Networks, which includes CATV, cellular backhaul, cellular infrastructure and optical communications applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry; Multi-market, which includes industrial, medical, mobile communications and scientific applications; and, with the acquisition of Mindspeed Technologies, Inc. (Mindspeed), we entered a fifth market, Enterprise Networks, which includes enterprise networking and broadcast video transmission applications. While we entered the Enterprise Networks market with the acquisition of Mindspeed, Mindspeed solutions also serve the Carrier Networks market and Multi-market.

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three and six months ended April 4, 2014 includes 13 and 27 weeks, respectively, and fiscal year 2014 will include 53 weeks. The three and six months ended March 29, 2013 included 13 and 26 weeks, respectively, and fiscal year 2013 included 52 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in the first quarter, the effect of which was not material to the three and six months ended April 4, 2014.

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

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 50 product lines;

•	introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and

•	realizing growth in the market for high-performance analog semiconductors generally, and in our five primary markets in particular.

Our core strategy is to develop innovative, high-performance products that address our customers’ most difficult technical challenges in our primary markets: Carrier Networks, A&D, Enterprise Networks, Automotive and Multi-market. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from strength in these markets.

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

The Multi-market is our most diverse market, and we expect steady growth over the long-term in this market for our multi-purpose catalog products.

We expect the growth in the Enterprise Networks to be driven by the demand for higher bandwidth wired and wireless services, the rapid adoption of cloud-based services, and the migration to an application centric architecture, which we expect will drive faster adoption of higher speed, low latency optical and wireless links.

We believe GaN technology will be a key long-term enabler in growth applications across a number of our commercial and defense-related markets, and that we are well-positioned to differentiate ourselves from competitors in the GaN market in the future by providing customers with a secure, dual source supply chain for high-performance GaN devices.

Cost of revenue. Cost of revenue consists primarily of the cost of semiconductor wafers and other materials used in the manufacture of our products, and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs, and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory and for value adjustments related to the accounting for acquisitions, as well as amortization of intangible assets related to acquired technology.

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

Gross margin was 24.9% and 41.6% for the three months ended April 4, 2014 and March 29, 2013, respectively, and 32.6% and 41.5% for the six month periods then ended. Gross margin in the 2014 periods was negatively impacted by $18.1 million of fair value adjustments related to the step-up in the value of Mindspeed’s inventory related to purchase accounting that was expensed in the three and six months ended April 4, 2014 as well as increased amortization of intangibles from acquisitions. Over the long-term, excluding the effects from similar purchase accounting impact from acquisitions, we generally expect improvement in our gross margin as we continue to integrate acquired businesses, implementing cost savings initiatives, execute on our new product development and sales and marketing strategies and experience higher volumes.

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

Selling, general and administrative. Selling, general and administrative (SG&A) expense consists primarily of costs of our management, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes costs associated with being a public company, professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples, amortization of certain acquisition-related intangible assets relating to customer relationships and costs and expenses to acquire businesses.

Contingent consideration. We have partially funded the acquisition of businesses through contingent earn-out consideration in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings. As of April 4, 2014, we had no outstanding earn-out obligations.

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs and integrate acquired businesses, including restructuring actions taken following the Mindspeed and Nitronex acquisitions.

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, income from transition services provided related to sales of businesses, and income from our administrative and business development services agreement with GaAs Labs, which is one of our stockholders and an affiliate of our directors and majority stockholders John and Susan Ocampo. We expect interest expense to be higher in future periods due to borrowing on our revolving credit facility to partially fund the Mindspeed and Nitronex acquisitions.

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

Results of Operations

We acquired Nitronex on February 13, 2014. Because we and Nitronex were under common control since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012 have been combined using historical amounts of each entity. In addition, our financial results include 13 and 27 weeks, respectively, for the three and six months ended April 4, 2014 and 13 and 26 weeks, respectively, for the three and six months ended March 29, 2013.

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Revenue	$107,827	$78,843	$191,981	$154,919
Cost of revenue (1)	80,964	46,010	129,396	90,600

Gross profit	26,863	32,833	62,585	64,319

Operating expenses:
Research and development (1)	20,347	11,204	32,777	21,799
Selling, general and administrative (1) (3)	24,504	13,289	43,887	24,657
Contingent consideration	—	(405)	—	(577)
Restructuring charges	2,635	—	15,725	—

Total operating expenses	47,486	24,088	92,389	45,879

Income (loss) from operations	(20,623)	8,745	(29,804)	18,440

Other income (expense):
Warrant liability expense (2)	(4,066)	(1,069)	(2,784)	(3,095)
Interest expense (1)	(1,622)	(200)	(2,208)	(426)
Other income	1,009	86	1,087	170

Total other income (expense)	(4,679)	(1,183)	(3,905)	(3,351)

Income (loss) before income taxes	(25,302)	7,562	(33,709)	15,089
Income tax provision (benefit)	(5,680)	2,142	(7,271)	5,613

Income (loss) from continuing operations	(19,622)	5,420	(26,438)	9,476
Loss from discontinued operations	(2,500)	—	(4,605)	—

Net income (loss)	$(22,122)	$5,420	$(31,043)	$9,476

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Amortization expense:
Cost of revenue	$6,504	$745	$8,022	$1,490
Selling, general and administrative	484	334	869	668
Share-based compensation expense:
Cost of revenue	426	292	709	609
Research and development	728	484	1,212	856
Selling, general and administrative	2,136	907	3,214	1,841
Amortization of deferred financing costs – interest expense	119	74	238	173

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Includes transaction expenses of $0.5 million and $4.7 million in the three and six months ended April 4, 2014, respectively, and litigation costs of $0.4 million and $1.4 million, respectively, in the three and six months ended April 4, 2014.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.1	58.4	67.4	58.5

Gross margin	24.9	41.6	32.6	41.5

Operating expenses:
Research and development	18.9	14.2	17.1	14.1
Selling, general and administrative	22.7	16.9	22.9	15.9
Contingent consideration	—	(0.5)	—	(0.4)
Restructuring charges	2.4	—	8.2	—

Total operating expenses	44.0	30.6	48.1	29.6

Income (loss) from operations	(19.1)	11.1	(15.5)	11.9

Other income (expense):
Warrant liability expense	(3.7)	(1.4)	(1.5)	(2.0)
Interest expense	(1.5)	(0.3)	(1.2)	(0.3)
Other income	0.9	0.1	0.6	(0.1)

Total other income (expense)	(4.3)	(1.5)	(2.0)	(2.2)

Income (loss) before income taxes	(23.5)	9.6	(17.6)	9.7
Income tax provision (benefit)	(5.3)	2.7	(3.8)	3.6

Income (loss) from continuing operations	(18.2)	6.9	(13.8)	6.1
Loss from discontinued operations	(2.3)	—	(2.4)	—

Net income (loss)	(20.5)%	6.9%	(16.2)%	6.1%

Comparison of the Three and Six Months Ended Months Ended April 4, 2014 to the Three and Six Months Ended Months Ended March 29, 2013

Revenue. Our revenue increased $29.0 million, or 36.8%, to $107.8 million for the three months ended April 4, 2014 from $78.8 million for the three months ended March 29, 2013. Our revenue increased $37.1 million, or 23.9%, to $192.0 million for the six months ended April 4, 2014 from $154.9 million for the six months ended March 29, 2013. The increase in revenue in the 2014 periods are described in the following paragraphs by end markets.

Revenue from our markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 4, 2014	March 29, 2013	% Change	April 4, 2014	March 29, 2013	% Change
Carrier Networks	$38,004	$21,960	73.1%	$60,637	$39,395	53.9%
A&D	20,125	21,694	(7.2)%	44,350	43,550	1.8%
Automotive	20,132	19,957	0.9%	41,471	41,101	0.9%
Multi-market	17,122	15,232	12.4%	32,532	30,873	5.4%
Enterprise Networks	12,444	—	100.0%	12,991	—	100.0%

Total	$107,827	$78,843		$191,981	$154,919

Carrier Networks	35.2%	27.9%		31.6%	25.4%
A&D	18.7%	27.5%		23.1%	28.1%
Automotive	18.7%	25.3%		21.6%	26.5%
Multi-market	15.9%	19.3%		16.9%	19.9%
Enterprise Networks	11.5%	—%		6.8%	—%

Total	100.0%	100.0%		100.0%	100.0%

In the three months ended April 4, 2014, our Carrier Networks market revenue increased by $16.0 million, or 73.1%, compared to the three months ended March 29, 2013. In the six months ended April 4, 2014, our Carrier Networks market revenue increased by $21.2 million, or 53.9%, compared to the six months ended March 29, 2013. The increase in revenue in the 2014 periods were primarily from sales of our newly acquired products addressing carrier infrastructure and fiber to the home access networks and increased sales of our products targeting wireless backhaul and optical applications, offset by continued weakness in CATV set top box product sales.

In the three months ended April 4, 2014, our A&D market revenue decreased by $1.6 million, or 7.2%, compared to the three months ended March 29, 2013. In the six months ended April 4, 2014, our A&D market revenue increased by $0.8 million, or 1.8%, compared to the six months ended March 29, 2013. The modest changes in revenue in the 2014 periods was due primarily to softness in demand for satellite datalink products and fluctuations in demand for radar applications.

In the three months ended April 4, 2014, our Automotive revenues increased by $0.2 million, or 0.9%, compared to the three months ended March 29, 2013. In the six months ended April 4, 2014, our Automotive revenues increased by $0.4 million, or 0.9%, compared to the six months ended March 29, 2013. We attribute the increase in the 2014 periods to normal levels of fluctuation in demand by our largest automotive customer of our GPS modules.

In the three months ended April 4, 2014, our Multi-market revenues increased by $1.9 million, or 12.4%, compared to the three months ended March 29, 2013. In the six months ended April 4, 2014, our Multi-market revenues increased by $1.7 million, or 5.4%, compared to the six months ended March 29, 2013. The growth in revenue in the 2014 periods was primarily due to sales of our newly acquired products addressing customer premises equipment and a broad increase in catalog product sales, offset by decline of certain higher volume consumer targeted products and lower demand for our catalog products for test and measurement applications.

In the three and six months ended April 4, 2014, our Enterprise Networks market contributed $12.4 million and $13.0 million, respectively, of revenue, resulting from sales of our newly acquired product portfolio, including physical media devices, as well as crosspoint and chipsets for broadcast video.

Gross margin. Gross margin was 24.9% and 32.6% for the three and six months ended April 4, 2014 and 41.6% and 41.5% for the three and six months ended March 29, 2013. Gross margin in the fiscal 2014 periods was negatively impacted by $18.1 million related to the step-up to fair value of the value of Mindspeed’s inventory related to purchase accounting that was expensed in the three months ended April 4, 2014 as well as increase in amortization of acquired intangible assets, offset by sales of higher margin products.

Research and development. R&D expense increased by $9.1 million, or 81.6%, to $20.3 million, or 18.9% of our revenue, for the three months ended April 4, 2014 compared with $11.2 million, or 14.2% of our revenue, for the three months ended March 29, 2013. R&D expense increased by $11.0 million, or 50.4%, to $32.8 million, or 17.1% of our revenue, for the six months ended April 4, 2014 compared with $21.8 million, or 14.1% of our revenue, for the six months ended March 29, 2013. R&D expense increased in the 2014 periods primarily as a result of research and development activities related to acquired businesses as well as from increase in compensation.

Selling, general and administrative. SG&A expense increased $11.2 million, or 84.4%, to $24.5 million, or 22.7% of our revenue, for the three months ended April 4, 2014 compared with $13.3 million, or 16.9% of our revenue, for the three months ended March 29, 2013. SG&A expense increased $19.2 million, or 78.0%, to $43.9 million, or 22.9% of our revenue, for the six months ended April 4, 2014 compared with $24.7 million, or 15.9% of our revenue, for the six months ended March 29, 2013. SG&A expenses increased in the 2014 periods primarily due to acquisition and integration costs related to acquired businesses, increased compensation and increased professional fees, primarily related to litigation.

Contingent consideration. Contingent consideration income was $0.4 million and $0.6 million for the three and six months ended March 29, 2013. This was a result of changes in the fair value of the contingent consideration we paid or expected to pay related to previous acquisitions.

Restructuring charges. Restructuring charges were $2.6 million and $15.7 million for the three and six months ended April 4, 2014, respectively. The restructuring charges are related to contractual costs of certain Mindspeed employees as well as a reduction of Mindspeed and Nitronex staffing subsequent to the acquisitions of these businesses. The restructuring charges include severance and related benefits that we expect to pay over the remainder of fiscal year 2014.

Income from operations. There was a loss from operations of $20.6 million or 19.1% of our revenue for the three months ended April 4, 2014 compared with income of $8.7 million or 11.1% of our revenue for the three months ended March 29, 2013. There was a loss from operations of $29.8 million or 15.5% of our revenue for the six months ended April 4, 2014 compared with income of $18.4 million or 11.9% of our revenue for the six months ended March 29, 2013.

Warrant liability. The warrant liability resulted in an expense of $4.1 million for the three months ended April 4, 2014 compared to an expense of $1.1 million for the three months ended March 29, 2013. The warrant liability resulted in an expense of $2.8 million for the six months ended April 4, 2014 compared to an expense of $3.1 million for the six months ended March 29, 2013. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $1.6 million and $0.2 million for the three months ended April 4, 2014 and March 29, 2013, respectively. Interest expense was $2.2 million and $0.4 million for the six months ended April 4, 2014 and March 29, 2013, respectively. The increase in interest expense in the 2014 periods is due to borrowings we made on our revolving credit facility to partially fund the acquisitions of Mindspeed and Nitronex.

Other income. Other income in the three and six months ended April 4, 2014 primarily relates to income of $1.0 million we earned under transition services agreements related to a business we sold in the period. In the three and six months ended April 4, 2014, we billed GaAs Labs $0.1 million for services provided pursuant to our administrative and business development services agreement with it and have recorded the amount as other income. This compares to $0.2 million recorded in the six months ended March 29, 2013.

Provision for income taxes. The benefit for income taxes was $5.7 million for the three months ended April 4, 2014 compared to a provision of $2.1 million for the three months ended March 29, 2013. The benefit for income taxes was $7.3 million for the six months ended April 4, 2014 compared to a provision of $5.6 million for the six months ended March 29, 2013. The benefit in the three and six months ended April 4, 2014 results from the current period loss.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended April 4, 2014 and March 29, 2013 was primarily impacted in both periods by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, offset by U.S. state income taxes, and, for the six months ended April 4, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the date of the acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $305.9 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $85.7 million, which includes a net deferred income tax liability of $68.9 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

Liquidity and Capital Resources

As of April 4, 2014, we held $63.1 million of cash and cash equivalents, all deposited with financial institutions, including in money market accounts. Cash used in operations was $4.3 million in the six months ended April 4, 2014, of which the principal components were a net loss of $31.0 million, plus non-cash expenses of $43.0 million, and cash decreases from operating assets and liabilities of $16.3 million. The change in operating assets and liabilities includes decreases in accounts receivable of $8.3 million, increase in inventory of $3.9 million, and income taxes of $16.4 million, as well as net decreases in accounts payable, accrued liabilities and other of $4.3 million.

Cash used in investing activities was $259.6 million in the six months ended April 4, 2014, of which $232.0 million was used in the Mindspeed Acquisition and $26.1 million was used in the Nitronex Acquisition. In addition, $6.0 million and $4.1 million related to purchases of property and equipment and acquisitions of intellectual property, respectively and the Company received $8.6 million from the sale of Mindspeed’s wireless business.

Cash from financing activities was $216.5 million in the six months ended April 4, 2014, of which $245.0 million related to borrowings under our revolving credit facility. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $3.3 million during the period. Payment of debt from Mindspeed totaled $35.0 million. We have presented payments received by Nitronex prior to our acquisition from Gaas Labs, LLC as capital contributions.

We have a revolving credit facility with up to $300.0 million in borrowing availability maturing in September 2018, which can be increased by $125.0 million subject to certain conditions. Borrowings under the revolving credit facility bear a variable interest rate. The revolving credit facility is secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants. We were in compliance with all financial and non-financial covenants under the revolving credit facility as of April 4, 2014 and had $245.0 million outstanding borrowings under the revolving credit facility with $55.0 million of borrowing availability as of that date.

As of April 4, 2014, we had $3.5 million of outstanding notes assumed in the Mindspeed Acquisition, which accrue interest at 6.5% per annum. The notes are payable at $4.5 million plus accrued and unpaid interest upon demand by the holder and, if not paid earlier, become due in June 2017.

We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of April 4, 2014, of up to $5.2 million through July 2016.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested since we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 4, 2014, cash held by our foreign subsidiaries was $26.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

On May 8, 2014, we refinanced our outstanding indebtedness under our existing revolving credit facility and discharged our obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, we terminated our existing revolving credit facility. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans), and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the aggregate Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, we drew down the entire $350 million principal amount of the Term Loans, and no draws were made on the Revolving Facility. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provides that we must comply with certain financial and non-financial covenants.

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 4, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, as well as foreign exchange rate risk.

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a market rate of return. To minimize market risk, we generally maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly-rated, short-term US government securities and short-term commercial paper through domestic banks who are insured by the Federal Deposit Insurance Corporation. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. For the six months ended April 4, 2014, we maintained our portfolio primarily in cash and bank deposit accounts. We believe that a 10% change in interest rates relative to our investments would not have a material impact on our financial position or results of operations.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving credit facility. The interest rate on our revolving credit facility is a variable interest rate based on our lender’s prime rate or the federal funds effective rate, in each case, plus the applicable lender’s margin or an adjusted LIBOR plus the applicable lender’s margin, which exposes us to market interest rate risk when we have outstanding borrowings under the revolving credit facility. As of April 4, 2014, we had $245 million of outstanding borrowings under our revolving credit facility. Assuming our outstanding debt remains constant for an entire year and, hypothetically, the applicable annual interest rate increases, or decreases, by 1% or more, our annual interest expense could, hypothetically, increase or decrease by $2.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired Mindspeed and Nitronex in the six months ended April 4, 2014. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Mindspeed or Nitronex. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Mindspeed represented 54.5% of our total assets and 30.5% of our revenue as of and for the six months ended April 4, 2014. Nitronex represented 3.2% of our total assets and 0.5% of our revenue as of and for the six months ended April 4, 2014. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2014.

Changes in Internal Control over Financial Reporting

As a result of the acquisitions of Mindspeed and Nitronex, we have commenced a project to evaluate the processes and procedures of Mindspeed’s and Nitronex’s internal control over financial reporting and incorporate Mindspeed’s and Nitronex’s internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended April 4, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended April 4, 2014.

CSR Matter. In January 2013, CSR Technology Inc. (CSR) filed a complaint against us in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips previously supplied by CSR for use in our automotive module product. The complaint claims alleged damages of $2.2 million and asks for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties have concluded fact discovery and CSR has filed a motion for summary judgment. We are opposing that motion and, if we are successful in doing so, we intend to continue to defend the lawsuit vigorously.

Mindspeed Tender Offer Litigation in Delaware and California.

Following our November 2013 announcement of the execution of a definitive agreement between us and Mindspeed contemplating a tender offer by us for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (Merger), a number of purported class action lawsuits were filed against Mindspeed, its directors, our merger subsidiary and us in the Delaware Court of Chancery and the California Superior Court for Orange County.

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would have enjoined the consummation of the Merger, rescission of the Merger, damages, and attorneys’ fees and costs.

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Delaware Court of Chancery. The amended complaint included similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery in the Hoffman Action. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions).

On December 6, 2013, the plaintiffs in the Delaware Actions filed their brief in support of a motion to enjoin the proposed Merger. While the Defendants denied the allegations made in the lawsuits and maintain that they have committed no wrongdoing whatsoever, to permit the timely consummation of the Merger, and without admitting the validity of any allegations made in the lawsuits, the Defendants concluded that it was desirable that the Delaware Actions be resolved.

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013.

Further Discussion of California Tender Offer Litigation. On December 5, 2013, an amended complaint was filed in one of the California actions. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On December 5, 2013, the plaintiffs filed an ex parte application for an order shortening time in which to bring a motion for expedited discovery, which was denied on December 6, 2013.

On December 30, 2013, the California Court entered an Initial Case Management Order. Among other things, the Initial Case Management Order set an Initial Case Management Conference for February 4, 2014 and stayed all discovery and motion practice until that date. On January 6, 2014, the Defendants filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint. The Case Management Conference has been continued until July 14, 2014.

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

Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may be adversely affected.

Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results and related expectations to fluctuate include:

•	general economic growth or decline in the U.S. or foreign markets;

•	the reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products, or slowing demand for our products or customers’ products;

•	the amount of new customer orders we both book and ship in any particular fiscal quarter, which accounts for a significant amount of our net revenue in any particular quarter, and which can often be weighted toward the latter part of each fiscal quarter, making the timing of recognition of the associated revenue difficult to forecast with fidelity and susceptible to slippage between quarters;

•	the relative linearity of our shipments within any particular fiscal quarter, in that a less linear shipment pattern within a given fiscal quarter tends to result in lower gross margin in that quarter, and a shipment pattern weighted toward the latter part of a fiscal quarter tends to reduce our cash flows from operations in that quarter, as collections of related receivables do not occur until later fiscal periods;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

•	fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	fluctuations in demand relating to the A&D market due to changes in government programs, budgets or procurement;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

•	the amount, timing and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

•	period-to-period changes in the mix of products we sell, which can result in lower gross margin;

•	availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply;

•	seasonal and other changes in customer purchasing cycles and component inventory levels;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	significant warranty claims, including those not covered by our suppliers;

•	impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•	loss of key personnel or the shortage of available skilled workers;

•	the impact of changes in our interest rate payable on our outstanding long-term indebtedness;

•	factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as limits on our ability to utilize net operating losses or tax credits and the geographic distribution of our income, which may change from period to period; and

•	the effects of war, natural disasters, acts of terrorism, macroeconomic uncertainty or decline or geopolitical unrest.

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

We may not realize the anticipated synergies and benefits of the Mindspeed Acquisition and Nitronex Acquisition.

We may be unable to realize all the anticipated benefits and synergies of the Mindspeed and Nitronex Acquisitions based on these and other factors:

•	failure to implement our business plan for the combined business;

•	unexpected losses of key employees, customers or suppliers of Mindspeed and Nitronex;

•	unanticipated issues in conforming Mindspeed and Nitronex standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations, and our ability to successfully operate and coordinate geographically separate and diverse organizations;

•	operating risks inherent in Mindspeed’s and Nitronex’s business and operations;

•	unanticipated expenses and liabilities;

•	expense, disruption and other impacts of any related restructuring activity, or divestment or wind-down of non-core businesses;

•	unfamiliarity with Mindspeed’s and Nitronex’s products and markets, including the enterprise market generally, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of Mindspeed’s and Nitronex’s operations, technologies, products and systems.

Mindspeed and Nitronex may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of these entities. We have no recourse under the merger agreement to recover any damages relating to the liabilities of Mindspeed and its subsidiaries.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of the acquired businesses and us had achieved or might achieve separately. If we experience these difficulties or if the Mindspeed or Nitronex business deteriorates, the anticipated cost savings, growth opportunities and other synergies from these acquisitions may not be realized fully, or at all, or may take longer to realize than expected. These transactions could also result in large restructuring, write-offs, or amortization expenses related to intangible assets. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $44.6 million, $36.8 million and $36.1 million for our fiscal years 2013, 2012 and 2011, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5 µm, 0.25 µm and 0.15 µm GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be porting such process technology to our Lowell, Massachusetts manufacturing facility. This porting effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We may experience unexpected difficulties, expenses or delays in porting and qualifying this GaN technology, and ultimately may not be successful in our efforts, may not realize the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the ported technology that meets our expectations following the porting effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business. Similarly, following our Nitronex acquisition we have announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, market applicability and potential positive impact on our market share of another type of GaN technology called GaN-on-Silicon, which is a focus of Nitronex’s business. We may experience unexpected difficulties, expenses or delays in driving the scale manufacturing, decreased manufacturing cost structure, productization or customer adoption of GaN-on-Silicon that we are targeting, and ultimately may not be successful in our efforts, may not realize the competitive advantage or revenues or profits we anticipate from this technology, any of which could lead to reduced revenues and gross margin or otherwise harm our business.

We may incur liability for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Certain areas of strategic focus for us, such as our focus on addressing the market with variants of GaN technology, could be areas of focus and patent activity by competitors and others as well, creating higher potential for conflict and intellectual property litigation. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future claims that we have infringed or misappropriated their intellectual property rights or claims challenging the validity of our patents. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to relinquish certain intellectual property rights, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation, or be subjected to an injunction, which could prevent us from selling our products and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships, and diversion of management’s attention and resources.

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

Even when we achieve a design win, success is not assured. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. We may experience difficulties manufacturing the part in volume, such as low yields, supply chain delays or shortages, or quality issues. Further, while the customer has successfully qualified our part for use in its system when it awards a design win to us, it may not have qualified all of the other components being sourced for its system, or qualified its system as a whole with its end customers. Any difficulties our customer may experience in completing those qualifications may delay or prevent us from translating the design win into revenue. These risks can be particularly acute in our A&D market, where we may spend material amounts and commit substantial design engineer resources to product development work in support of an original equipment manufacturer (OEM) customer’s attempt to win business tied to a government contract award, but realize no related revenue or less than expected revenue from that investment based on failure of the OEM to win the business, government program cancellation, federal budget limitations or otherwise. Any of these events, or any cancellation of a customer’s program or failure of our customer to successfully market its own product after our design win could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.

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

Our past acquisitions have required or continue to require significant management time and attention relating to the transaction and integration activities. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters, such as the earthquake and tsunami that devastated parts of Japan in 2011. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California, regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters and our Santa Clara, California, Sydney, Australia, Shenzhen, China, Sophia Antipolis, France, Hyderabad, India, Belfast, Northern Ireland, Cork, Ireland, Penang, Malaysia and Kiev, Ukraine locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012 or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

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

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for 19.5% of our revenue in fiscal year 2013, and sales to our largest distributor, Richardson, represented 16.7% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

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

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, indium phosphide (InP) or GaN to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

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

Sales to customers located outside the U.S. accounted for 41.3%, 47.1% and 46.4% of our revenue for the fiscal years 2013, 2012 and 2011, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. U.S. regulators have announced “export control reform” that is expected to change many of the rules applicable to us in this area in the future in ways we do not yet fully understand, and we could experience challenges in complying with the new rules as they become effective, or face difficulties or an inability to ship products to certain countries and customers we have historically derived revenue from.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These new requirements could adversely affect our ability to source related minerals and metals and increase our related cost. We will face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. This rule will likely require reporting in mid-2014. Although the Company expects to be able to file the required report on time, in preparing to do so it is dependent upon the implementation of new systems and processes and information supplied by its suppliers of products that contain, or potentially contain, conflict minerals. Also, since our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, or may provide us information that is inaccurate or inadequate. If those risks arise, or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rule. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

Our credit facility results in outstanding debt with a claim to our assets that is senior to that of our stockholders, and may have other adverse effects on our results of operations.

On May 8, 2014, we refinanced our outstanding indebtedness under our existing revolving credit facility and discharged our obligations thereunder by entering into a credit facility with Goldman Sachs Bank USA and a syndicate of lenders. The credit facility provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021, and a revolving credit facility of up to $100.0 million, which matures in May 2019. At closing of the credit facility, we drew down the entire $350 million principal amount on the term loans, and no draws were made on the revolving credit facility. The credit facility is secured by a first priority lien on substantially all of our assets. The amount of our indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	no proceeds will be available for distribution to our stockholders in a sale or liquidation until any balance on the line is repaid in full;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	cash flow from operations will be allocated to the payment of the principal of, and interest on, any outstanding indebtedness; and

•	we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the credit facility and to fund other liquidity needs.

Our credit facility also contains certain restrictive covenants that may limit or eliminate our ability to incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures, investments and loans, make acquisitions, guarantee debt or obligations, create liens, enter into transactions with our affiliates, enter into new lines of business and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to withstand downturns in our business or the economy in general or to take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that are not subject to such restrictions. If we breach a loan covenant, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the credit facility. In addition, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the credit facility if a person acquires more than 40% of our outstanding equity securities. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets securing the facility, which could materially decrease the value of our common stock.

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

You should consider an investment in our common stock risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. In addition to the risks described in this Quarterly Report on Form 10-Q, other factors that may cause the market price of our common stock to fluctuate include:

•	changes in general economic, industry and market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance, as was the case in August 2012 when the trading price of our common stock declined approximately 21% on the day following our public announcement of lower than expected revenue, gross margin and business outlook figures;

•	changes in securities analysts’ estimates of our financial performance, or credit rating agencies’ rating of our company or any of our debt, or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	addition or loss of significant customers;

•	announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events;

•	developments or disputes concerning patents or proprietary rights, including any injunction issued or material sums paid for damage awards, settlement payments, license fees, attorney’s fees or other litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	developments concerning current or future strategic alliances or acquisitions;

•	any future sales of our common stock or other securities; and

•	additions or departures of directors, executives or key personnel.

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

If securities, credit or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities, credit or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, or lower their credit rating, our stock price would likely decline. If one or more of these analysts cease their coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Our largest stockholders control a significant amount of our outstanding common stock. As of April 4, 2014, John and Susan Ocampo beneficially owned 53.0% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.1% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. Furter, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

John and Susan Ocampo control a majority of the voting power of our outstanding common stock. We are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including each of the following requirements:

•	that a majority of the board of directors consist of independent directors;

•	that the listed company have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that the listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance and compensation committees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 4, 2014 – January 31, 2014	3,690	$17.16	—	—
February 1, 2014 – February 28, 2014	916	16.49	—	—
March 1, 2014 – April 4, 2014	918	20.76	—	—

	5,524	$17.65	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices we values shares withheld at for purchases of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement by and among M/A-COM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

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

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 12, 2014	By:	/s/ John Croteau
John Croteau

President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2014	By:	/s/ Robert J. McMullan
Robert J. McMullan

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement by and among M/A-COM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document