Form 10-Q
period 2014-07-04
M/A-COM Technology Solutions Holdings, Inc.
filed 2014-08-01
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014

or

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

As of July 28, 2014, there were 47,528,883 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 4, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$173,508	$110,488
Accounts receivable, net	75,795	63,526
Inventories	69,923	54,908
Income taxes receivable	4,010	915
Prepaid expenses and other current assets	16,778	6,206
Deferred income taxes	25,850	10,404

Total current assets	365,864	246,447
Property and equipment, net	48,860	32,735
Goodwill	13,462	6,750
Intangible assets, net	162,494	24,798
Deferred income taxes	70,358	404
Other assets	18,296	5,501

TOTAL ASSETS	$679,334	$316,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,032	$—
Accounts payable	29,551	25,986
Accrued liabilities	41,879	16,921
Income taxes payable	125	20
Deferred revenue	16,398	9,231

Total current liabilities	95,985	52,158
Long-term debt, less current portion	343,938	—
Warrant liability	17,439	11,873
Other long-term liabilities	7,908	3,478
Deferred income taxes	—	1,985

Total liabilities	465,270	69,494

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	47	46
Additional paid-in capital	376,924	379,780
Treasury stock	(330)	(330)
Accumulated deficit	(162,048)	(132,188)
Accumulated other comprehensive loss	(529)	(167)

Total stockholders’ equity	214,064	247,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,334	$316,635

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Revenue	$112,364	$83,477	$304,345	$238,396
Cost of revenue	62,150	47,973	191,546	138,573

Gross profit	50,214	35,504	112,799	99,823

Operating expenses:
Research and development	20,810	12,139	53,587	33,938
Selling, general and administrative	22,065	13,449	65,952	38,106
Contingent consideration	—	—	—	(577)
Restructuring charges	—	1,060	15,725	1,060

Total operating expenses	42,875	26,648	135,264	72,527

Income (loss) from operations	7,339	8,856	(22,465)	27,296

Other income (expense)
Warrant liability (expense) gain	(2,782)	1,060	(5,566)	(2,035)
Interest expense	(5,625)	(190)	(7,833)	(616)
Other income	1,354	123	2,441	293

Total other income (expense)	(7,053)	993	(10,958)	(2,358)

Income (loss) before income taxes	286	9,849	(33,423)	24,938
Income tax provision (benefit)	(897)	2,869	(8,168)	8,482

Income (loss) from continuing operations	1,183	6,980	(25,255)	16,456
Loss from discontinued operations	—	—	(4,605)	—

Net income (loss)	$1,183	$6,980	$(29,860)	$16,456

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.15	$(0.54)	$0.36
Loss from discontinued operations	—	—	(0.10)	—

Net income (loss) per share - basic	$0.03	$0.15	$(0.64)	$0.36

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$0.15	$(0.54)	$0.35
Loss from discontinued operations	—	—	(0.10)	—

Net income (loss) per share - diluted	$0.02	$0.15	$(0.64)	$0.35

Shares used:
Basic	47,280	46,066	46,856	45,788

Diluted	48,524	47,221	46,856	47,036

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Net income (loss)	$1,183	$6,980	$(29,860)	$16,456
Foreign currency translation loss	25	9	(362)	(124)

Total comprehensive income (loss)	$1,208	$6,989	$(30,222)	$16,332

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at September 27, 2013	46,419	$46	23	$(330)	$(167)	$379,780	$(132,188)	$247,141

Capital contributions	—	—	—	—	—	3,200	—	3,200

Common control business combination	—	—	—	—	—	(26,080)	—	(26,080)

Tax benefits acquired in common control business combination	—	—	—	—	—	6,160	—	6,160

Issuance of common stock upon exercise of common stock options and employee stock purchases	596	1	—	—	—	3,776	—	3,777

Vesting of restricted common stock and units	469	—		—	—	—	—	—
Common stock repurchased and retired	(18)	—	—	—	—	(1,108)	—	(1,108)

Share-based compensation	—	—	—	—	—	8,525	—	8,525
Fair value of vested awards assumed in acquisition	—	—	—	—	—	785	—	785

Excess tax benefits	—	—	—	—	—	1,886	—	1,886
Foreign currency translation	—	—	—	—	(362)	—	—	(362)

Net loss	—	—	—	—	—	—	(29,860)	(29,860)

Balance at July 4, 2014	47,466	$47	23	$(330)	$(529)	$376,924	$(162,048)	$214,064

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 4, 2014	June 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,860)	$16,456

Adjustments to reconcile net income (loss) to net cash from operating activities (net of acquisition):
Warrant liability expense	5,566	2,035
Depreciation and amortization	26,422	11,188
Impact of inventory valuation step-up in an acquisition	18,053	—
Amortization of deferred financing costs	2,641	247
Contingent consideration	—	(577)
Deferred income taxes	(13,720)	215
Loss on disposal of property and equipment	219	28
Share-based compensation	8,525	4,366
Change in operating assets and liabilities, net of effects from an acquisition:
Payment of contingent consideration	—	(5,328)
Accounts receivable	1,253	(753)
Inventories	(6,197)	2,565
Prepaid expenses and other assets	(1,146)	(980)
Accounts payable	(7,086)	(2,895)
Accrued and other liabilities	2,069	1,344
Income taxes	(3,720)	1,223
Deferred revenue	6,711	299

Net cash provided by operating activities	9,730	29,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business - net of cash acquired	(258,108)	—
Proceeds from sale of assets	12,000	—
Purchases of property and equipment	(10,279)	(7,171)
Sale of business	8,627	—
Purchase of securities	(5,250)	—
Acquisition of intellectual property	(5,088)	—

Net cash used in investing activities	(258,098)	(7,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	347,375	—
Financing costs	(8,790)	(126)
Capital contributions	3,200	6,515
Proceeds from stock option exercises and employee stock purchases	3,777	1,697
Common stock repurchased and retired	(1,108)	(77)
Excess tax benefits	1,886	1,470
Payment of assumed debt	(34,952)	—
Payments of contingent consideration	—	(675)
Other	—	(4)

Net cash from financing activities	311,388	8,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,020	31,062
CASH AND CASH EQUIVALENTS — Beginning of period	110,488	84,600

CASH AND CASH EQUIVALENTS — End of period	$173,508	$115,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,877	$369

Cash paid for income taxes	$4,684	$5,923

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

The Company’s fiscal year ends on the Friday closest to September 30. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2013 was 52 weeks in length. Fiscal year 2014 is 53 weeks in length and the three and nine months ended July 4, 2014 include 13 and 40 weeks, respectively.

MACOM acquired Nitronex, LLC (Nitronex) in connection with a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave, and millimeterwave applications, was previously acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. GaAs Labs is a stockholder in MACOM and GaAs Labs, Nitronex and MACOM were under common control from June 25, 2012 through February 13, 2014 due to a common controlling stockholder. The accompanying condensed financial statements for the nine months ended July 4, 2014 and three and nine months ended June 28, 2013 combine MACOM’s historical consolidated financial statements with the historical financial statements of Nitronex from June 25, 2012 through February 13, 2014, and have been presented in a manner similar to a pooling-of-interests to include the results of operations of each business since the date of common control. Since February 13, 2014, the results of Nitronex are included with those of MACOM on a consolidated basis. The accompanying combined, condensed, and consolidated financial statements are referred to as “consolidated” for all periods presented.

These consolidated financial statements should be read in conjunction with the Company’s combined consolidated financial statements and notes as of September 27, 2013 and September 28, 2012, and for each of the three years in the period ended September 27, 2013 included in the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2014, which financial statements were reissued to include the historical financial results and financial position of Nitronex since June 25, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2014. The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes, fair value measurements related to purchase accounting, and stock warrant liabilities. Actual results could differ from estimates, and material effects on our operating results and financial position may result.

Revenue Recognition—Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Provided other revenue recognition criteria are met, product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment. The Company has distribution agreements that provide distributors with rights to return certain products and price protection on certain products. Generally, revenue is recognized upon delivery of products, providing all other criteria is met. When rights of return exist, the Company will provide a reserve for estimated returns at the time of product delivery. When the Company is unable to estimate the amount of its products that may be returned by such distributors or the ultimate sales price of products sold to such distributors, revenue is recognized when the distributors have sold the products to third-party customers, at which point the return rights and any price protection feature lapse. Accordingly, in this circumstance, the Company defers the recognition of revenue until the products are sold by the distributors to third-party customers and the Company defers both the revenue recognition and related cost of revenue on these products by recording the revenue as deferred revenue and the associated cost remains recorded in inventory in the accompanying consolidated balance sheets. When these products are sold to a distributor’s customers, the Company recognizes the revenue and associated cost of revenue. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of costs of revenue. The Company provides warranties for its products and accrues the estimated costs of warranty claims in the period the related revenue is recorded.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year beginning on September 30, 2017.

2. ACQUISITIONS

Acquisition under Common Control—On February 13, 2014, MACOM acquired Nitronex, an entity under common control, whereby MACOM completed the Nitronex Acquisition for $26.1 million in cash in exchange for all of the outstanding ownership interests of Nitronex. The purchase price includes $3.9 million held on account by a third-party escrow agent pending any claims by MACOM in connection with general representation matters made by GaAs Labs in the transaction. The escrow agreement expires in August 2015, at which point if no claims are made, all amounts will be paid to GaAs Labs. MACOM funded the Nitronex Acquisition through the use of available cash and debt.

The Company has presented payments in the form of capital contributions received by Nitronex from GaAs Labs prior to the Nitronex Acquisition of $3.2 million and $6.5 million, respectively, in the nine months ended July 4, 2014 and June 28, 2013, as an increase to additional paid-in capital in the accompanying consolidated financial statements.

Acquisition of Mindspeed Technologies, Inc.—On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of high performance analog products (Mindspeed Acquisition). MACOM acquired Mindspeed to further its expansion into new products and applications.

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and debt (see Note 6). The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million and MACOM assumed $80.4 million of liabilities and incurred costs of $4.5 million expensed in the nine months ended July 4, 2014.

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

Current assets	$51,801
Intangible assets	155,783
Other assets	98,902

Total assets acquired	306,486

Current liabilities	34,966
Debt	39,824
Other liabilities	5,595

Total liabilities assumed	80,385

Net assets acquired	226,101

Consideration:
Cash paid upon closing, net of cash acquired	232,028
Fair value of vested awards assumed in acquisition	785

Total consideration	232,813

Goodwill	$6,712

In connection with the Mindspeed Acquisition, MACOM assumed all of the outstanding options and all unvested restricted stock awards under Mindspeed’s equity plans and converted such options and stock awards into equivalent MACOM awards under the same general terms and conditions as were in existence with adjustments made to shares and exercise prices, if any, pursuant to a formula stipulated in the terms of the acquisition. The fair value of the assumed options and stock awards was $4.1 million, of which $0.8 million relates to vested stock options and has been included in the purchase consideration and the remainder relates to unvested stock options and stock awards, which will be expensed as the remaining services are provided.

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$121,283	7
Customer relationships	12,920	10
In-process research and development	21,580	N/A

	$155,783

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be seven years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion, including the areas of taxation and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of July 4, 2014 and for the interim periods then ended.

The following is a summary of Mindspeed revenue and earnings, excluding a restructuring charge and change-in-control payments aggregating $14.9 million, included in MACOM’s accompanying condensed consolidated statements of operations for the nine months ended July 4, 2014 (in thousands):

Revenue	$64,765
Loss from continuing operations before income taxes	(18,534)

Subsequent to closing the Mindspeed Acquisition, MACOM divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations through the date of sale. The Company completed the sale of the wireless business in February 2014. The accompanying condensed consolidated statement of operations for the nine months ended July 4, 2014, include the following operating results related to the business to be divested (in thousands):

Revenue	$2,440
Loss before income taxes	(7,381)
Benefit for income taxes	2,776
Loss from discontinued operations, net	(4,605)

On May 9, 2014, Mindspeed completed the sale of its CPE communication processor product line for $12.0 million and a potential additional $2.0 million based upon the achievement of certain revenue-related milestones through December 31, 2014. No gain or loss was recognized on the transaction.

Supplemental Pro Forma Data — The pro forma statements of operations data for the nine months ended July 4, 2014 below give effect to the Mindspeed Acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 28, 2013. The supplemental pro forma earnings for the nine months ended July 4, 2014 were adjusted to exclude discontinued operations, acquisition costs of $4.5 million paid by MACOM, seller-related professional fees incurred by Mindspeed prior to the acquisition, amortization and impairments of intangible assets incurred by Mindspeed prior to the acquisition and $14.9 million of restructuring charges and change-in-control payments, as well as the impact of the step-up to fair value of the acquired inventory. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

Revenue	$323,801
Net loss	(27,051)

3. FINANCIAL INSTRUMENTS

Financial instruments measured at fair value on a recurring basis consist of the following (in thousands):

	July 4, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Warrant liability	$17,439	$—	$—	$17,439

Securities	$5,250	$—	$—	$5,250

	September 27, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Warrant liability	$11,873	$—	$—	$11,873

The changes in financial instruments with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended July 4, 2014
	April 4, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 4, 2014
Warrant liability	$14,657	$2,782	$—	$—	$—	$17,439

Securities	$250	$—	$5,000	$—	$—	$5,250

	Three Months Ended June 28, 2013
	March 29, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 28, 2013
Warrant liability	$10,656	$(1,060)	$—	$—	$—	$9,596

	Nine Months Ended July 4, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 4, 2014
Warrant liability	$11,873	$5,566	$—	$—	$—	$17,439

Securities	$—	$—	$5,250	$—	$—	$5,250

	Nine Months Ended June 28, 2013
	September 28, 2012	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	June 28, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Warrant liability	$7,561	$2,035	$—	$—	$—	$9,596

As of July 4, 2014, the fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 6.5 years, expected volatility of 42.4% and risk free rate of 2.2%. As of July 4, 2014, the fair value of the securities have been estimated to approximate cost.

These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded financial instruments. Any changes in the estimated fair values of the financial instruments in the future will be reflected in the Company’s earnings and such changes could be material.

4. INVENTORIES

Inventories consist of the following (in thousands):

	July 4, 2014	September 27, 2013
Raw materials	$34,133	$27,855
Work-in-process	6,486	6,021
Finished goods	29,304	21,032

Total	$69,923	$54,908

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	July 4, 2014	September 27, 2013
Machinery and equipment	$65,388	$48,050
Leasehold improvements	7,998	5,129
Furniture and fixtures	1,017	782
Construction in process	10,804	6,234
Computer equipment and software	7,758	6,384

Total property and equipment	92,965	66,579
Less accumulated depreciation and amortization	(44,105)	(33,844)

Property and equipment — net	$48,860	$32,735

Depreciation and amortization expense related to property and equipment for the three and nine months ended July 4, 2014 was $3.7 million and $10.8 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended June 28, 2013 was $2.6 million and $7.9 million, respectively.

6. DEBT

On September 26, 2013, and as amended November 5, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which provided for a revolving credit facility of up to $300.0 million that was due to mature in September 2018 (Prior Facility). Borrowings under the revolving credit facility either bore a variable interest rate equal to (i) the greater of the lender’s prime rate, the federal funds effective rate plus 0.5%, or an adjusted LIBOR plus 1.0%, in each case plus either an additional 1.00%, 1.25% or 1.50%, subject to certain conditions, or (ii) an adjusted LIBOR rate plus either 2.00%, 2.25% or 2.50%, subject to certain conditions. The revolving credit facility was secured by a first priority lien on substantially all of the Company’s assets and required compliance with certain financial and non-financial covenants. In connection with the Mindspeed and Nitronex acquisitions, MACOM drew down an aggregate of $245.0 million of indebtedness on its revolving credit facility.

On May 8, 2014, the Company refinanced its outstanding indebtedness under the Prior Facility and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the straight-line method, which approximates the effective interest rate method. Borrowings under the Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75%, and (ii) for base rate loans, a rate per annum equal to the prime rate (subject to a floor of 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on the Company’s total net leverage ratio being within certain defined ranges), and (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on the Company’s total net leverage ratio being within certain defined ranges). The Company also pays a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on the Company’s total net leverage ratio being within certain defined ranges) as well as overall agency fees. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, the entire $350 million principal amount of the Term Loans was funded, and no draws were made on the Revolving Facility through July 4, 2014. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. Upon terminating the Prior Facility, previously deferred financing costs pertaining to that facility of $2.1 million were expensed as additional interest.

As of July 4, 2014, the following remained outstanding on the Term Loans:

Principal balance	$350,000
Unamortized discount	(2,562)

347,438
Current portion	3,500

Long-term, less current portion	$343,938

As of July 4, 2014, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2014 (rest of fiscal year)	$875
2015	3,478
2016	3,444
2017	3,409
2018	3,375
Thereafter	335,419

Total	$350,000

As of July 4, 2014, the Company had an outstanding note payable to a financial institution, which was assumed in the Mindspeed Acquisition and accrues interest at a rate of 6.5% per annum. The note is payable at $4.5 million upon demand by the holder at any time and, if not paid earlier, becomes due in June 2017. This note payable amount of $4.5 million is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet as of July 4, 2014.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Cost of revenue	$6,270	$745	$14,292	$2,235
Selling, general and administrative	505	334	1,374	1,002

Total	$6,775	$1,079	$15,666	$3,237

Intangible assets consist of the following (in thousands):

	July 4, 2014	September 27, 2013
Acquired technology	$141,877	$23,637
Customer relationships	26,070	13,150
In-process research and development	21,580	—
Trade name	3,400	3,400

Total	192,927	40,187
Less accumulated amortization	(30,433)	(15,389)

Intangible assets — net	$162,494	$24,798

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 27, 2013	$46,937	$23,637	$13,150	$—	$3,400	$6,750
Mindspeed Acquisition	162,495	121,283	12,920	21,580	—	6,712
Other intangibles purchased	3,810	3,810	—	—	—	—
Disposal upon sale of assets	(6,853)	(6,853)

Balance at July 4, 2014	$206,389	$141,877	$26,070	$21,580	$3,400	$13,462

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

Accumulated amortization for the acquired technology and customer relationships was $23.2 million and $7.2 million, respectively, as of July 4, 2014, and $9.6 million and $5.8 million, respectively, as of September 27, 2013.

As of July 4, 2014, estimated amortization of the intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the Mindspeed Acquisition, was as follows (in thousands):

2014 (rest of fiscal year)	$6,589
2015	25,503
2016	23,338
2017	21,513
2018	18,316
Thereafter	42,255

Total	$137,514

8. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 4, 2014.

Outstanding shares of our common stock as of July 4, 2014 and September 27, 2013, presented in the accompanying consolidated statements of stockholders’ equity exclude 81,000 and 74,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that remained subject to forfeiture.

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Numerator:
Net income (loss)	$1,183	$6,980	$(29,860)	$16,456

Denominator:
Weighted average common shares outstanding-basic	47,280	46,066	46,856	45,788
Dilutive effect of options, restricted stock and warrants	1,244	1,155	—	1,248

Weighted average common shares outstanding-diluted	48,524	47,221	46,856	47,036

Common stock income (loss) per share:
Basic	$0.03	$0.15	$(0.64)	$0.36

Diluted	$0.02	$0.15	$(0.64)	$0.35

The table above excludes the effects of 1,349 potential shares of common stock issuable upon exercise of stock options, restricted stock, and warrants for the nine months ended July 4, 2014, as the inclusion of which would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of July 4, 2014 and September 27, 2013, the Company had outstanding non-cancelable purchase commitments aggregating $5.0 million and $4.4 million, respectively, pursuant to inventory supply arrangements. The Company has a long-term technology licensing and transfer commitment that calls for remaining potential payments by the Company of up to $5.3 million through July 2016.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

CSR Matter. In January 2013, CSR Technology Inc. (“CSR”) filed a complaint against the Company in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices, and unfair competition, all relating to the Company’s purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips to be supplied by CSR for use in the Company’s automotive module product. The complaint claimed alleged damages of $2.2 million and asked for attorney’s fees and other remedies. The Company filed an answer to the complaint on January 28, 2013. The parties have concluded fact discovery and CSR has filed a motion for summary judgment, which the Company opposed. The case was subsequently resolved in principle between the parties before CSR’s summary judgment motion was considered by the Court. As a result, the case is in process to be dismissed based on a settlement and without any finding of liability or judgment against the Company.

Mindspeed Tender Offer Litigation in Delaware and California. Following the Company’s November 2013 announcement of the execution of a definitive agreement between the Company and Mindspeed Technologies, Inc. (“Mindspeed”) contemplating a tender offer by the Company for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (“Merger”), a number of purported class action lawsuits were filed against Mindspeed, its directors, the Company’s merger subsidiary and the Company in the Delaware Court of Chancery and the California Superior Court for Orange County.

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the proposed Merger (to the extent the proposed Merger has already been consummated), damages, and attorneys’ fees and costs.

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

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013. The parties submitted final settlement papers to the Delaware Court of Chancery, which ordered that notice of the settlement be issued to class members and scheduled a hearing for September 23, 2014, to consider the settlement. The parties also agreed on an attorneys’ fee payable to the plaintiffs’ counsel of up to $425,000, subject to the approval of the Delaware Court of Chancery.

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

On December 30, 2013, the California Court entered an Initial Case Management Order. Among other things, the Initial Case Management Order set an Initial Case Management Conference for February 4, 2014 and stayed all discovery and motion practice until that date. On January 6, 2014, the Defendants filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint. The Case Management Conference has been continued until October 14, 2014. The Company intends to continue to defend the lawsuit vigorously.

Patent Suit Against Laird. The Company brought a patent infringement suit against Laird Technologies, Inc. (“Laird”) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleges that Laird infringes on the Company’s United States Patent No. 6,272,349 (“the ‘349 Patent”), titled “Integrated Global Positioning System Receiver”, by making, using, selling, offering to sell, or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. On April 15, 2014, the Company filed an amended complaint adding claims for misappropriation of trade secrets, unjust enrichment, and unfair competition. After an unsuccessful motion to dismiss these additional claims, Laird filed an answer and declaratory judgment claims of invalidity and noninfringement on June 30, 2014. The Company filed a reply to the counterclaims on July 24, 2014.

The Company filed a motion for preliminary injunction, seeking to enjoin Laird’s infringement pending full trial on the merits. The court granted the motion for a preliminary injunction on June 13, 2014. In doing so, the court found that the Company is likely to succeed on the merits of its case at a full trial and that the equities weighed in favor of preliminarily enjoining Laird from making sales of its product until trial. Trial is scheduled to begin on May 16, 2016.

The Company intends to continue to pursue and defend the aforementioned lawsuits vigorously and does not expect that the ultimate cost to resolve these cases will have a material effect on the consolidated financial statements.

11. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection with broader plans to reduce staffing, reduce its internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses are comprised of direct and incremental costs related to change-in-control obligations of $10.2 million, severance and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance-September 27, 2013	$145
Current period charges - continuing operations	15,725
Payments	(8,169)

Balance-July 4, 2014	$7,701

In the nine months ended July 4, 2014, the Company implemented restructuring plans to reduce manufacturing and operating costs of the Mindspeed and Nitronex operations through a reduction of staffing. These restructuring plans resulted in a charge to continuing operations in the nine months ended July 4, 2014 and the related obligations are expected to be paid through the first quarter of fiscal year 2015.

12. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Cost of revenue	$646	$243	$1,355	$852
Research and development	893	421	2,105	1,277
Selling, general and administrative	1,851	756	5,065	2,597

Total stock-based compensation expense	$3,390	$1,420	$8,525	$4,726

Effective September 28, 2013, pursuant to an “evergreen” provision, the number of shares of common stock available for issuance under the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP) were increased by 1.9 million shares and 0.6 million shares, respectively. As of July 4, 2014, MACOM had 10.0 million shares available for future grants under the 2012 Plan.

Stock option activity for the nine months ended July 4, 2014, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-September 27, 2013	841	$1.60	6.2	$13,131
Assumed in Mindspeed Acquisition	439	24.50
Granted	405	17.50
Exercised	(446)	4.40
Forfeited, canceled or expired	(179)	28.39

Outstanding-July 4, 2014	1,060	$11.50	6.9	$12,667

Options vested and expected to vest as of July 4, 2014	1,060	$11.50	6.9	$12,667

Options vested and exercisable as of July 4, 2014	621	$7.85	5.1	$9,925

Aggregate intrinsic value represents the difference between the Company’s closing stock price on July 4, 2014, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $6.3 million for the nine months ended July 4, 2014. As of July 4, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock options, adjusted for estimated forfeitures, related to unvested stock options was $2.9 million, which is expected to be recognized over the next 3.0 years.

In April 2014, the Company granted stock options as to 405,000 shares of common stock with a grant date fair value of $3.4 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within ten years of the grant date. These options are included in the table and other information above.

A summary of restricted stock and restricted stock units’ activity for the nine months ended July 4, 2014, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-September 27, 2013	1,129	2.9	$18,148

Assumed in Mindspeed Acquisition	285
Granted	951
Vested and released	(514)
Forfeited, canceled or expired	(143)

Issued and unvested-July 4, 2014	1,708	2.8	$34,422

Shares expected to vest-July 4, 2014	1,489	2.8	$30,003

The total intrinsic value of restricted stock awards vesting was $8.9 million for the nine months ended July 4, 2014. As of July 4, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock awards, adjusted for estimated forfeitures, related to restricted stock and units was $19.9 million, which is expected to be recognized over the next 2.8 years.

As of July 4, 2014, total unrecognized compensation cost related to the ESPP was not material.

Certain of the share-based awards granted and outstanding as of July 4, 2014, are subject to accelerated vesting upon a sale of the Company or similar changes in control.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and nine months ended July 4, 2014 and June 28, 2013, was primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, offset by U.S. state income taxes, and, for the three and nine months ended July 4, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the closing of the Mindspeed Acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $305.9 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the Mindspeed Acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $84.3 million, which includes a net deferred income tax liability of $68.0 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

The tax effect of the difference between the book and tax bases in the net assets acquired in the Nitronex Acquisition of $6.2 million has been recorded as an increase to additional paid-in capital in the nine months ended July 4, 2014.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, engaged the Company to provide administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the nine months ended July 4, 2014, the Company billed GaAs Labs $118,000 and for the three and nine months ended June 28, 2013, the Company billed GaAs Labs $123,000 and $293,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

In the three and nine months ended July 4, 2014, the Company recorded revenue of $65,000 from sales of product to a privately-held company with a common director. In the three and nine months ended June 28, 2013, the Company recorded revenue of $242,000 and $345,000, respectively, from sales of product to this customer.

15. SUPPLEMENTAL CASH FLOW INFORMATION

As of July 4, 2014 and June 28, 2013, the Company had $0.7 million and $0.8 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

Upon closing the Mindspeed Acquisition, MACOM assumed $39.8 million of the seller’s indebtedness, $35.0 million of which was paid in the nine months ended July 4, 2014.

16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
United States	$52,127	$48,010	$156,931	$140,627
International (1)	60,237	35,467	147,414	97,769

Total	$112,364	$83,477	$304,345	$238,396

	As of
Long-Lived Assets by Geographic Region	July 4, 2014	September 27, 2013
United States	$40,027	$26,226
International (2)	8,833	6,509

Total	$48,860	$32,735

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region that represented 12% of total long-lived assets as of July 4, 2014 and September 27, 2013.

The following is a summary of customer concentrations equal to or greater than 10% as a percentage of total sales and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Customer A	12%	15%	16%	16%
Customer B	17%	25%	19%	25%
Customer C	11%	—%	—%	—%

	As of
Accounts Receivable	July 4, 2014	September 27, 2013
Customer A	15%	18%
Customer B	14%	21%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended July 4, 2014 and June 28, 2013, ten customers represented 61% and 59% of total revenue, respectively. For the nine months ended July 4, 2014 and June 28, 2013, ten customers represented 61% and 60% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s combined consolidated financial statements and notes as of September 27, 2013 and September 28, 2012, and for each of the three years in the period ended September 27, 2013, included in the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

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

Overview

We are a leading provider of high-performance analog semiconductor solutions for use in wireless and wireline applications across the radio frequency (RF), microwave and millimeterwave spectrum and in high speed communications. We leverage our system-level expertise to design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. The diversity and depth of our business across technologies, products, applications, end markets, and geographies provide us with opportunities for growth and enable us to develop broad relationships with our customers. We offer over 3,000 standard and custom devices, which include integrated circuits (ICs), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, crosspoint switches, signal conditioners, optical physical media devices, passive and active components, and complete subsystems, across more than 50 product lines serving over 6,000 end customers in four large primary markets with opportunities for long-term future growth. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point radios, radar, optical transceivers, broadband access networking equipment, metropolitan and wide-area networking equipment, automobile navigation systems, cable television (CATV) set-top boxes, magnetic resonance imaging systems, and unmanned aerial vehicles.

On December 18, 2013, we completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed) (Mindspeed Acquisition), a supplier of high performance analog products previously headquartered in Southern California. We believe Mindspeed aligns with our core growth strategy in networking and optical markets, has a high-performance analog business model that is consistent with our target model for higher margin products with long product lifecycles and long-standing customer relationships, complements our existing business with an established footprint in the Asia-Pacific markets and expands our addressable market for silicon-germanium (SiGe) products and technology. The operations of Mindspeed have been included in our consolidated financial statements since the date of acquisition.

Our primary markets are Networks, which includes CATV, cellular backhaul, cellular infrastructure, enterprise networking and broadcast video transmission applications, and optical communications applications; Aerospace and Defense (A&D); Automotive, which includes global positioning modules (GPS) we sell to the automotive industry; and, Multi-market, which includes industrial, medical, and scientific applications. With the acquisition of Mindspeed, we reported a fifth market in the first and second quarters of fiscal year 2014, Enterprise Networks. After further evaluation and following our integration of the Mindspeed business, we combined the Carrier Networks and Enterprise Networks markets as Networks due to the similarity of the products and overlapping customers, which makes separate tracking difficult.

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three and nine months ended July 4, 2014, includes 13 and 40 weeks, respectively, and fiscal year 2014 will include 53 weeks. The three and nine months ended June 28, 2013, included 13 and 39 weeks, respectively, and fiscal year 2013 included 52 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in the first quarter, the effect of which was not material to the three and nine months ended July 4, 2014.

Subsequent to closing the Mindspeed Acquisition, in February 2014, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations.

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

On May 9, 2014, Mindspeed completed the sale of its CPE communication processor product line for $12.0 million and a potential additional $2.0 million based upon the achievement of certain revenue related milestones through December 31, 2014.

Because we and Nitronex were controlled by the same majority owner since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012, have been combined using historical amounts of each entity. Since February 13, 2014, the results of Nitronex are included on a consolidated basis.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Substantially all of our revenue is derived from sales of high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave and millimeterwave spectrum and in high speed communications. We design, integrate, manufacture, and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives, and our distributors.

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 50 product lines;

•	introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and,

•	realizing growth in the market for high-performance analog semiconductors generally, and in our four primary markets in particular.

Our core strategy is to develop innovative, high-performance products that address our customers’ most difficult technical challenges in our primary markets: Networks, A&D, Automotive and Multi-market. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from strength in these markets.

We expect growth in the Networks market to be primarily driven by continued upgrades and expansion of communications equipment to support expansion in Internet traffic, driven by the proliferation of mobile computing devices such as smartphones and tablets, coupled with bandwidth rich services such as video on demand and cloud computing, as well as demand for higher bandwidth wired and wireless services, the rapid adoption of cloud-based services, and the migration to an application centric architecture, which we expect will drive faster adoption of higher speed, low latency optical and wireless links.

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

Cost of revenue. Cost of revenue primarily consists of the cost of semiconductor wafers and other materials used in the manufacture of our products, and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs, and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory, and for value adjustments related to the accounting for acquisitions, as well as amortization of intangible assets related to acquired technology.

Our gross margin in any period is significantly affected by industry demand and competitive factors in the markets into which we sell our products. Gross margin is also significantly affected by our product mix, that is, the percentage of our revenue in that period that is attributable to relatively higher or lower-margin products. Additional factors affecting our gross margin include fluctuations in the cost of wafers and materials, including precious metals, utilization of our wafer fabrication operation, or fab, level of usage of outsourced manufacturing, assembly and test services, changes in our manufacturing yields, changes in foreign currencies, and numerous other factors, some of which are not under our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

Research and development. Research and development (R&D) expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development, and project materials. We expense all research and development costs as incurred. We have made a significant investment in R&D since March 2009, and expect to maintain or increase the dollar amount of R&D investment in future periods as we continue to invest in new product development, although amounts may increase or decrease in any individual quarter.

Selling, general and administrative. Selling, general and administrative (SG&A) expense consists primarily of costs of our management, sales and marketing, finance, human resources, and administrative organizations, including wages and share-based compensation. SG&A expense also includes costs associated with being a public company, professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples, amortization of certain acquisition-related intangible assets relating to customer relationships, and costs and expenses to acquire businesses.

Contingent consideration. We have partially funded the acquisition of businesses through contingent earn-out consideration in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings. As of July 4, 2014, we had no outstanding earn-out obligations.

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs and integrate acquired businesses, including restructuring actions taken following the Mindspeed and Nitronex acquisitions.

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, income from transition services provided related to sales of businesses and assets, and income from our administrative and business development services agreement with GaAs Labs, which is one of our stockholders and an affiliate of our directors and majority stockholders John and Susan Ocampo. We expect interest expense to be higher in future periods due to increased borrowing to partially fund the Mindspeed and Nitronex acquisitions as well as provide additional liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our estimates and judgments. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, include revenue recognition, inventory, warranty obligations, share-based compensation, income taxes, and fair value measurements related to acquisitions of businesses and common stock warrant liabilities. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

Results of Operations

We acquired Nitronex on February 13, 2014. Because we and Nitronex were under common control since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012, have been combined using historical amounts of each entity. In addition, our financial results include 13 and 40 weeks, respectively, for the three and nine months ended July 4, 2014, and 13 and 39 weeks, respectively, for the three and nine months ended June 28, 2013.

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Revenue	$112,364	$83,477	$304,345	$238,396
Cost of revenue (1)	62,150	47,973	191,546	138,573

Gross profit	50,214	35,504	112,799	99,823

Operating expenses:
Research and development (1)	20,810	12,139	53,587	33,938
Selling, general and administrative (1) (3)	22,065	13,449	65,952	38,106
Contingent consideration	—	—	—	(577)
Restructuring charges	—	1,060	15,725	1,060

Total operating expenses	42,875	26,648	135,264	72,527

Income (loss) from operations	7,339	8,856	(22,465)	27,296

Other income (expense):
Warrant liability (expense) gain (2)	(2,782)	1,060	(5,566)	(2,035)
Interest expense (1)	(5,625)	(190)	(7,833)	(616)
Other income	1,354	123	2,441	293

Total other income (expense)	(7,053)	993	(10,958)	(2,358)

Income (loss) before income taxes	286	9,849	(33,423)	24,938
Income tax provision (benefit)	(897)	2,869	(8,168)	8,482

Income (loss) from continuing operations	1,183	6,980	(25,255)	16,456
Loss from discontinued operations	—	—	(4,605)	—

Net income (loss)	$1,183	$6,980	$(29,860)	$16,456

(1)	Amortization expense related to intangible assets arising from acquisitions and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Amortization expense:
Cost of revenue	$6,270	$745	$14,292	$2,235
Selling, general and administrative	505	334	1,374	1,002
Share-based compensation expense:
Cost of revenue	646	243	1,355	823
Research and development	893	421	2,105	1,226
Selling, general and administrative	1,851	756	5,065	2,317
Potential earn-out payments:
Research and development	—	1,021	—	1,021
Selling, general and administrative	—	569	—	569
Amortization of deferred financing costs – interest expense	2,402	74	2,640	247

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Includes transaction expenses of $4.7 million in the nine months ended July 4, 2014, and litigation costs of $1.8 million and $3.2 million, respectively, in the three and nine months ended July 4, 2014.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.3	57.5	62.9	58.1

Gross margin	44.7	42.5	37.1	41.9

Operating expenses:
Research and development	18.5	14.5	17.6	14.2
Selling, general and administrative	19.6	16.1	21.7	16.0
Contingent consideration	—	—	—	(0.2)
Restructuring charges	—	1.3	5.2	0.4

Total operating expenses	38.2	31.9	44.4	30.4

Income (loss) from operations	6.5	10.6	(7.4)	11.4

Other income (expense):
Warrant liability (expense) gain	(2.5)	1.3	(1.8)	(0.9)
Interest expense	(5.0)	(0.2)	(2.6)	(0.3)
Other income	1.2	0.1	0.8	0.1

Total other income (expense)	(6.3)	1.2	(3.6)	(1.0)

Income (loss) before income taxes	0.3	11.8	(11.0)	10.5
Income tax provision (benefit)	(0.8)	3.4	(2.7)	3.6

Income (loss) from continuing operations	1.1	8.4	(8.3)	6.9
Loss from discontinued operations	—	—	(1.5)	—

Net income (loss)	1.1%	8.4%	(9.8)%	6.9%

Comparison of the Three and Nine Months Ended July 4, 2014 to the Three and Nine Months Ended June 28, 2013

Revenue. Our revenue increased $28.9 million, or 34.6%, to $112.4 million for the three months ended July 4, 2014, from $83.5 million for the three months ended June 28, 2013. Our revenue increased $65.9 million, or 27.7%, to $304.3 million for the nine months ended July 4, 2014, from $238.4 million for the nine months ended June 28, 2013. The increase in revenue in the 2014 periods are described in the following paragraphs by end markets.

Revenue from our markets, the percentage of change between the periods, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 4, 2014	June 28, 2013	% Change	July 4, 2014	June 28, 2013	% Change
Networks	$53,828	$22,526	139.0%	$127,456	$61,921	105.8%
A&D	22,168	23,785	(6.8)%	66,518	67,336	(1.2)%
Automotive	18,903	22,047	(14.3)%	60,374	63,148	(4.4)%
Multi-market	17,465	15,119	15.5%	49,997	45,991	8.7%

Total	$112,364	$83,477		$304,345	$238,396

Networks	47.9%	27.0%		41.9%	26.0%
A&D	19.7%	28.5%		21.9%	28.2%
Automotive	16.8%	26.4%		19.8%	26.5%
Multi-market	15.5%	18.1%		16.4%	19.3%

Total	100.0%	100.0%		100.0%	100.0%

In the three months ended July 4, 2014, our Networks market revenue increased by $31.3 million, or 139.0%, compared to the three months ended June 28, 2013. In the nine months ended July 4, 2014, our Networks market revenue increased by $65.5 million, or 105.8%, compared to the nine months ended June 28, 2013. The increase in revenue in the 2014 periods were primarily from sales of our newly acquired products addressing carrier infrastructure, fiber to the home access networks, physical media devices, crosspoint and chipsets for broadcast video, as well as increased sales of our products targeting wireless backhaul and optical applications, offset by continued weakness in our products targeting CATV set top box products.

In the three months ended July 4, 2014, our A&D market revenue decreased by $1.6 million, or 6.8%, compared to the three months ended June 28, 2013. In the nine months ended July 4, 2014, our A&D market revenue decreased by $0.8 million, or 1.2%, compared to the nine months ended June 28, 2013. The modest changes in revenue in the 2014 periods were due primarily to softness in demand for satellite datalink products and fluctuations in demand for radar applications.

In the three months ended July 4, 2014, our Automotive revenues decreased by $3.1 million, or 14.3%, compared to the three months ended June 28, 2013. In the nine months ended July 4, 2014, our Automotive revenues decreased by $2.8 million, or 4.4%, compared to the nine months ended June 28, 2013. We attribute the decreases in the 2014 periods to normal levels of fluctuation in demand by our largest automotive customer of our GPS modules.

In the three months ended July 4, 2014, our Multi-market revenues increased by $2.3 million, or 15.5%, compared to the three months ended June 28, 2013. In the nine months ended July 4, 2014, our Multi-market revenues increased by $4.0 million, or 8.7%, compared to the nine months ended June 28, 2013. The increases in revenue in the 2014 periods were primarily due to a broad increase in catalog product sales.

Gross margin. Gross margin was 44.7% and 37.1%, respectively, for the three and nine months ended July 4, 2014, and 42.5% and 41.9%, respectively, for the three and nine months ended June 28, 2013. Gross margin in the fiscal 2014 periods was positively impacted by a favorable product mix with increased sales of higher gross margin products, offset by increased amortization expense related to acquired intangible assets. Gross margin in the nine months ended July 4, 2014, was also negatively impacted by $18.1 million of additional expense related to the step-up to fair value of the value of Mindspeed’s inventory related to purchase accounting that was expensed in the period.

Research and development. R&D expense increased by $8.7 million, or 71.4%, to $20.8 million, or 18.5% of our revenue, for the three months ended July 4, 2014, compared with $12.1 million, or 14.5% of our revenue, for the three months ended June 28, 2013. R&D expense increased by $19.6 million, or 57.9%, to $53.6 million, or 17.6% of our revenue, for the nine months ended July 4, 2014, compared with $33.9 million, or 14.2% of our revenue, for the nine months ended June 28, 2013. R&D expense increased in the 2014 periods primarily as a result of research and development activities related to acquired businesses as well as from increase in compensation.

Selling, general and administrative. SG&A expense increased $8.6 million, or 64.1%, to $22.1 million, or 19.6% of our revenue, for the three months ended July 4, 2014, compared with $13.4 million, or 16.1% of our revenue, for the three months ended June 28, 2013. SG&A expense increased $27.8 million, or 73.1%, to $66.0 million, or 21.7% of our revenue, for the nine months ended July 4, 2014, compared with $38.1 million, or 16.0% of our revenue, for the nine months ended June 28, 2013. SG&A expenses increased in the 2014 periods primarily due to acquisition and integration costs related to acquired businesses, increased compensation, and increased litigation costs.

Contingent consideration. Contingent consideration income was $0.6 million for the nine months ended June 28, 2013. This was a result of changes in the fair value of the contingent consideration we paid related to previous acquisitions.

Restructuring charges. Restructuring charges aggregated $15.7 million for the nine months ended July 4, 2014, compared to charges of $1.1 million for the three and nine months ended June 28, 2013. The fiscal year 2014 restructuring charges are related to contractual costs associated with Mindspeed employment agreements, as well as costs associated with a reduction of Mindspeed and Nitronex staffing subsequent to the acquisitions of these businesses, and related severance and benefits that we expect to pay through the first fiscal quarter of 2015. The fiscal year 2013 restructuring charges were related to reductions of staffing and included severance and related benefits that we subsequently paid.

Income from operations. Income from operations decreased by $1.5 million to $7.3 million, or 6.5% of our revenue, for the three months ended July 4, 2014 compared with income of $8.9 million, or 10.6% of our revenue, for the three months ended June 28, 2013. There was a loss from operations of $22.5 million, or 7.4% of our revenue, for the nine months ended July 4, 2014, compared with income of $27.3 million, or 11.4% of our revenue, for the nine months ended June 28, 2013.

Warrant liability. The warrant liability resulted in an expense of $2.8 million for the three months ended July 4, 2014, compared to a gain of $1.1 million for the three months ended June 28, 2013. The warrant liability resulted in an expense of $5.6 million for the nine months ended July 4, 2014, compared to an expense of $2.0 million for the nine months ended June 28, 2013. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $5.6 million and $0.2 million for the three months ended July 4, 2014 and June 28, 2013, respectively. Interest expense was $7.8 million and $0.6 million for the nine months ended July 4, 2014 and June 28, 2013, respectively. The increase in interest expense in the 2014 periods is due to debt borrowed to partially fund the acquisitions of Mindspeed and Nitronex as well as to provide additional working capital.

Other income. Other income was $1.4 million and $0.1 million for the three months ended July 4, 2013 and June 28, 2013, respectively. Other income was $2.4 million and $0.3 million for the nine months ended July 4, 2013 and June 28, 2013, respectively. Other income in the 2014 periods primarily relates to fees we earned under transition services agreements related to a business and a product line we sold during the periods. Other income in the 2013 periods primarily relates to fees we earned from GaAs Labs for services provided pursuant to our administrative and business development services agreement with it.

Provision for income taxes. The benefit for income taxes was $0.9 million for the three months ended July 4, 2014, compared to a provision of $2.9 million for the three months ended June 28, 2013. The benefit for income taxes was $8.2 million for the nine months ended July 4, 2014, compared to a provision of $8.5 million for the nine months ended June 28, 2013. The benefit in the three and nine months ended July 4, 2014, results from the current period loss.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and nine months ended July 4, 2014 and June 28, 2013, was primarily impacted by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, offset by U.S. state income taxes, and, for the nine months ended July 4, 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition.

At the date of the acquisition, Mindspeed had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $683.7 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.5 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $305.9 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the acquisition. The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition is estimated to be $84.3 million, which includes a net deferred income tax liability of $68.0 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition. A valuation allowance of $16.8 million was also recorded to reduce the overall net deferred tax assets to estimated realizable value.

Liquidity and Capital Resources

As of July 4, 2014, we held $173.5 million of cash and cash equivalents, all deposited with financial institutions, including in money market accounts. Cash provided by operations was $9.7 million in the nine months ended July 4, 2014, of which the principal components were a net loss of $29.9 million, plus non-cash expenses of $47.7 million, and cash decreases from operating assets and liabilities of $8.1 million. The change in operating assets and liabilities includes decreases in accounts receivable of $1.3 million, increase in inventory of $6.2 million, and income taxes of $3.7 million, as well as net decreases in accounts payable, accrued liabilities, and other of $6.2 million and an increase in deferred revenue of $6.7 million.

Cash used in investing activities was $258.1 million in the nine months ended July 4, 2014, of which $232.0 million was used in the Mindspeed Acquisition and $26.1 million was used in the Nitronex Acquisition. In addition, $10.3 million and $5.1 million related to purchases of property and equipment and acquisitions of intellectual property, respectively. The Company received $8.6 million from the sale of Mindspeed’s wireless business and $12.0 million from the sale of the Mindspeed CPE communication processor product line. The Company also purchased securities of $5.3 million during the period.

Cash from financing activities was $311.4 million in the nine months ended July 4, 2014, of which $347.4 million related to borrowings under our credit facility. Proceeds from stock option exercises, employee stock purchases, and excess tax benefits related to restricted stock awards, totaled $5.7 million during the period. Payment of assumed Mindspeed debt totaled $35.0 million. We have presented payments received by Nitronex prior to our acquisition from Gaas Labs, LLC as capital contributions.

On May 8, 2014, we refinanced our outstanding indebtedness under a prior revolving credit facility (Prior Facility) and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount (OID) of 0.75%, which is being amortized over the term of the Term Loans using the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, the entire $350.0 million principal, less the OID, amount of the Term Loans, was funded and no draws were made on the Revolving Facility. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. As of July 4, 2014, we were in compliance with all financial and non-financial covenants under the Credit Agreement.

As of July 4, 2014, we had $350.0 million of outstanding borrowings under the Credit Agreement with $100.0 million of borrowing availability as of that date.

As of July 4, 2014, we had $3.5 million of outstanding notes assumed in the Mindspeed Acquisition, which accrue interest at 6.5% per annum. The notes are payable at $4.5 million plus accrued and unpaid interest upon demand by the holder and, if not paid earlier, become due in June 2017.

We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of July 4, 2014, of up to $5.3 million through July 2016.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 4, 2014, cash held by our foreign subsidiaries was $29.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents and potential remaining borrowing capacity under our Revolving Facility for general corporate purposes, including working capital. We may also use a portion of our cash and cash equivalents and our Revolving Facility, which we may draw on from time to time, for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents, cash generated from operations, and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 4, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our variable rate debt, as well as foreign exchange rate risk.

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and earn a market rate of return. To minimize market risk, we generally maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposits, money market funds and highly-rated, short-term US government securities and short-term commercial paper through domestic banks who are insured by the Federal Deposit Insurance Corporation. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. For the nine months ended July 4, 2014, we maintained our portfolio primarily in cash and bank deposit accounts. We believe that a 10% change in interest rates relative to our investments would not have a material impact on our financial position or results of operations.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rate on our Credit Agreement is a variable interest rate based on our either the prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of July 4, 2014, we had $350.0 million of outstanding borrowings under our Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and, hypothetically, the applicable annual interest rate increases, or decreases, by 1% or more, our annual interest expense could, hypothetically, increase or decrease by $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired Mindspeed and Nitronex in the nine months ended July 4, 2014. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Mindspeed or Nitronex. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Mindspeed represented 47.0% of our total assets and 21.3% of our revenue as of and for the nine months ended July 4, 2014. Nitronex represented 0.2% of our total assets and 0.2% of our revenue as of and for the nine months ended July 4, 2014. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2014.

Changes in Internal Control over Financial Reporting

As a result of the acquisitions Mindspeed and Nitronex, we continue to evaluate the processes and procedures of Mindspeed’s and Nitronex’s internal control over financial reporting and incorporate Mindspeed’s and Nitronex’s internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended July 4, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended July 4, 2014.

CSR Matter. In January 2013, CSR Technology Inc. (“CSR”) filed a complaint against us in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips to be supplied by CSR for use in our automotive module product. The complaint claimed alleged damages of $2.2 million and asked for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties have concluded fact discovery and CSR has filed a motion for summary judgment, which we opposed. The case was subsequently resolved in principle between the parties before CSR’s summary judgment motion was considered by the Court. As a result, the case is in process to be dismissed based on a settlement and without any finding of liability or judgment against us.

Mindspeed Tender Offer Litigation in Delaware and California. Following our November 2013 announcement of the execution of a definitive agreement between us and Mindspeed Technologies, Inc. (“Mindspeed”) contemplating a tender offer by us for all outstanding shares of common stock of Mindspeed and thereafter a merger with Mindspeed (“Merger”), a number of purported class action lawsuits were filed against Mindspeed, its directors, our merger subsidiary and us in the Delaware Court of Chancery and the California Superior Court for Orange County.

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the proposed Merger (to the extent the proposed Merger has already been consummated), damages, and attorneys’ fees and costs.

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

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The proposed settlement, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. There can be no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013. The parties submitted final settlement papers to the Delaware Court of Chancery, which ordered that notice of the settlement be issued to class members and scheduled a hearing for September 23, 2014 to consider the settlement. The parties also agreed on an attorneys’ fee payable to the plaintiffs’ counsel of up to $425,000, subject to the approval of the Delaware Court of Chancery.

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

On December 30, 2013, the California Court entered an Initial Case Management Order. Among other things, the Initial Case Management Order set an Initial Case Management Conference for February 4, 2014 and stayed all discovery and motion practice until that date. On January 6, 2014, the Defendants filed notices of special appearance and intent to file, or join in, a motion to stay or dismiss the amended complaint. The Case Management Conference has been continued until October 14, 2014. We intend to continue to defend the lawsuit vigorously.

        Patent Suit Against Laird. We brought a patent infringement suit against Laird Technologies, Inc. (“Laird”) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleges that Laird infringes on our United States Patent No. 6,272,349 (“the ‘349 Patent”), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell, or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. On April 15, 2014, we filed an amended complaint adding claims for misappropriation of trade secrets, unjust enrichment, and unfair competition. After an unsuccessful motion to dismiss these additional claims, Laird filed an answer and declaratory judgment claims of invalidity and noninfringement on June 30, 2014. We filed a reply to the counterclaims on July 24, 2014.

We filed a motion for preliminary injunction, seeking to enjoin Laird’s infringement pending full trial on the merits. The court granted the motion for a preliminary injunction on June 13, 2014. In doing so, the court found that we are likely to succeed on the merits of its case at a full trial and that the equities weighed in favor of preliminarily enjoining Laird from making sales of its product until trial. Trial is scheduled to begin on May 16, 2016.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive, and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford Motor Company (Ford), which accounted for 25.2% of our revenue for fiscal year 2013 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

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

We have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included reductions in our number of manufacturing facilities and significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives have been substantial in scope and disruptive to some of our historical operations. We may not realize the expected benefits of these new initiatives. As a result of these initiatives, we have incurred restructuring or other charges and we may in the future experience disruptions in our operations, loss of personnel and difficulties in delivering products in a timely fashion. In fiscal years 2013, 2012 and 2011, we incurred restructuring charges of $1.1 million, $1.9 million and $1.5 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce.

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These new requirements could adversely affect our ability to source related minerals and metals and increase our related cost. We will face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. This rule required reporting in mid-2014. Although the Company expects to be able to file the required reports on time, in preparing to do so it is dependent upon the implementation of new systems and processes and information supplied by its suppliers of products that contain, or potentially contain, conflict minerals. Also, since our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, or may provide us information that is inaccurate or inadequate. If those risks arise, or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. More recently, Executive Orders issued by the President of the U.S. have increased sanctions in this area as well, which may impact us in the scenarios described above. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rule and Executive Order. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

Our largest stockholders control a significant amount of our outstanding common stock. As of July 4, 2014, John and Susan Ocampo beneficially owned 52.6% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 20.0% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. Further, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 5, 2014 - May 2, 2014	—	—	—	—
May 3, 2014 - May 30, 2014	2,189	$16.19	—	—
May 31, 2014 - July 4, 2014	10,108	23.01	—	—

	12,297	$21.80	—	—

(1)	In 2011, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices we values shares withheld at for purchases of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed Technologies, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1	Credit Agreement, dated May 8, 2014, by and among M/A-COM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Linc Lender and an L/C Issuer, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.2*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 1, 2014	By:	/s/ John Croteau
John Croteau

President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2014	By:	/s/ Robert J. McMullan
Robert J. McMullan

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1	Credit Agreement, dated May 8, 2014, by and among M/A-COM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Linc Lender and an L/C Issuer, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.2*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.