Form 10-K
period 2014-10-03
M/A-COM Technology Solutions Holdings, Inc.
filed 2014-12-09
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 4, 2014, the last business day of the registrant’s second fiscal quarter, was approximately $410.2 million based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 15, 2014 was 47,604,204.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended October 3, 2014.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2014

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our business outlook, strategy, plans, expectations, estimates and objectives for future operations, and our future results of operations and financial position. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” or similar expressions or variations or the negatives of those terms, but are not the exclusive means of identifying forward-looking statements in this Annual Report.

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

In this document, the words “Company,” “we,” “our,” “us,” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

“M/A-COM” and “MACOM” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l

ITEM 1. BUSINESS

Overview

We are a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave and millimeterwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 3,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 42 product lines serving over 6,000 end customers in four primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, optical networking equipment, high density data networks, radar, automobile navigation systems, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are: Networks, which includes wired broadband, cellular backhaul, cellular infrastructure, enterprise networking, broadcast video transmission and optical communications applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures and communication data links; Automotive, which includes global positioning (GPS) modules we sell to Ford and Ford affiliates; and Multi-market, which includes industrial, medical, test and scientific applications.

We build upon a 60-year heritage of delivering innovative solutions dating back to the founding of Microwave Associates, Inc. We utilize our system-level knowledge and our extensive capabilities in high-frequency modeling, IC design, integration, manufacturing and packaging of semiconductors to address our customers’ needs. Our specialized engineers and technologists located across eleven global design centers collaborate with our customers during the early stage of their system development process to incorporate our standard products and identify custom products we can develop to enhance their overall system performance. We intend to continue to expand our revenue opportunities through our market-facing strategy of aligning our solutions with our customers’ needs and collaborating with them during the product definition stage of their systems toward design-in of our products. We believe this approach will allow us to sell more complete semiconductor solutions that integrate more functions and incorporate more highly-valued content into our products. We believe the combination of our market-facing strategy and our engineering expertise enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions. Many of our products have long lifecycles ranging from five to ten years, and some of our products have been shipping for over 20 years. We believe these factors create a competitive advantage. Our goal is to strengthen customer relationships and capture design wins, where a customer allows us to be a supplier of a particular component used in its system.

We believe our “fab-lite” manufacturing model provides us with a competitive advantage and an attractive financial model through a largely variable cost structure. We operate a Gallium Arsenide (GaAs) and silicon semiconductor fab at our Lowell, Massachusetts headquarters, and we are currently in the process of adding Gallium Nitride (GaN) fabrication capacity at that site as well. In the A&D market, a domestic fab can be a requirement to be a strategic supplier, and we believe our status as a “Trusted Foundry” offers us further competitive differentiation.

We also utilize external semiconductor foundries to supply us with additional capacity, lower costs, and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies as well as commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe our fab-lite strategy also provides us with dependable domestic supply, control over quality, reduced capital investment requirements, faster time to market, and additional outsourced capacity when needed. In addition, the experience base cultivated through the continued operation of our internal fab provides us with the expertise to better manage our external foundry suppliers.

We serve our broad and diverse customer base through a multi-channel sales strategy utilizing our direct sales force, a global network of independent sales representatives, distributors and an e-commerce channel. Our direct sales force and application engineers are focused on securing design wins by supporting industry-leading original equipment manufacturer (OEM) customers. Our external sales representatives, distributors and our e-commerce channel, are focused on increasing our design wins with smaller or emerging customers early in their new product development efforts.

Our Markets & Products

The growth of advanced electronic systems using analog RF, microwave and millimeterwave technologies has created demand for high-performance analog semiconductor components, modules and solutions. The terms RF, microwave and millimeterwave are used to refer to electromagnetic waves in a particular frequency range produced by applying an alternating current to an antenna or conductor. A wide variety of advanced electronic systems rely on electromagnetic waves for high-speed data transmission or reception. We offer high-performance analog semiconductor products for both wireless and wireline applications across the frequency spectrum from RF to millimeterwave. We regularly develop high-value products to serve our customers in four primary markets: Networks, A&D, Automotive and Multi-market, which represented 43.8%, 20.9%, 19.3% and 16.0%, respectively, of our revenue in fiscal year 2014.

The market demand for analog RF, microwave and millimeterwave semiconductors is driven by the growth of mobile internet devices, cloud computing and streaming video that strain existing network capacity, as well as the growth in advanced information-centric military applications. In addition, the increasing need for real-time information, sensing and imaging functions in automotive, industrial, medical, scientific and test and measurement applications is driving demand for our products.

Networks. Growth in the Networks market is driven by the proliferation of wireless and wired devices from smartphones and tablets to data centers, as well as the data rich applications and services they enable such as mobile internet, cloud computing, video-on-demand, social media, global positioning functionality and location based services. Growth in global next-generation internet and internet of things (IoT) drives demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul, cellular infrastructure, wired broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.

Our expertise in system-level architectures and advanced IC design capability allow us to offer Networks OEMs highly-integrated solutions optimized for performance and cost. We are a leader in high-frequency semiconductors used in point-to-point radios for cellular backhaul, where we provide a highly-integrated chipset solution featuring innovative IC and low cost package design capabilities. Similarly, our portfolio of opto-electronics products for clock and data recovery, optical post amplifiers, laser and modulator drivers, transimpedence amplifiers, transmitter and receiver applications in 2.5/6/10/40/100 gigabit per second (Gbps) long haul, metro and fiber-to-the-home (FTTx) fiber optic networks enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. For optical communications applications, we utilize a proprietary combination of GaAs, Indium Phosphide (InP) and Silicon Germanium (SiGe) technologies to obtain advantages in performance and size. For wired broadband applications, we offer OEMs the opportunity to streamline their supply chain through our broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.

Aerospace & Defense. In the A&D market, military applications require more advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles (UAVs), RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and GaN technologies due to their high power density, improved power efficiency and broadband capability. Radar systems for mapping and targeting missions are undergoing a major transition from existing mechanically-scanned radar products to a next-generation of active electronically-scanned array (AESA) based products. Consisting of hundreds or thousands of transmit/receive modules commonly based on GaAs and GaN technologies, AESAs deliver greater speed, range, resolution and reliability over mechanically-scanned radar products that utilize a single transmitter and receiver with mechanical steering. Military communications employing wireless infrastructure and tactical radios in the field remain critical for allowing geographically dispersed operators to exchange information quickly and efficiently. UAVs and their underlying semiconductor content require innovative designs to meet rigorous specifications for high performance, small size and low power consumption.

We believe our in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our A&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection, which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom power transistor pallets, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as integrated IC modules, control components, voltage-controlled oscillators (VCOs), transformers, power transistors and pallets and diodes. In some cases, we design parts specifically for these applications, while in others, our reputation for quality and broad catalog allows these demanding customers to reduce the cost of their high-performance systems by designing in standard dual-use or commercial off-the-shelf parts that we have developed for other applications. We believe manufacturing many of these products in our Lowell, Massachusetts “Trusted Foundry” fab offers us a competitive advantage in the A&D market because of our proprietary process technologies and certain A&D customers’ requirements for a domestic supply chain.

Automotive. Demand for our products targeting the Automotive market is largely driven by the need for real-time access to information to support driver information, active safety and efficiency applications in vehicles which automotive OEMs have begun adopting in their vehicle designs to comply with government fuel efficiency and emission reduction requirements, increase safety, and deliver an improved driving experience to the consumer. Advanced driver assistance systems (ADAS) such as telematics, active cruise control, vision systems, collision avoidance and hybrid energy management systems each require highly accurate location information, time and other data as inputs to complex control systems and algorithms, as well as connectivity to global data infrastructure.

Through RF reception, signal processing, and systems engineering, we deliver stand-alone, networked embedded modules. Our automotive module products include RF reception, signal processing and other functionality enabling the delivery of the required location, time, and predictive horizon data to these ADAS system applications. Our distributed architecture approach allows multiple control systems across the vehicle (e.g. telematics, powertrain, safety) to leverage a single sensor, resulting in lower system cost and quicker time to market with next generation technologies for OEMs.

Multi-market. Multi-market encompasses industrial, medical, test and measurement and scientific applications, where analog RF, microwave and millimeterwave semiconductor solutions are gaining prevalence. In addition, evolving medical technology has increased the need for high-performance semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality.

In Multi-market, our products are used in industrial, medical, test and measurement and scientific applications. In the medical industry, our custom designed non-magnetic diode product line is a critical component for certain MRI applications. For sensing and test and measurement applications, we believe our patented heterolithic microwave integrated circuit (HMIC) process is ideal for high-performance, integrated bias networks and switches. Our catalog of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.

To address our target markets, we offer a broad range of standard and custom ICs, modules and complete subsystems across 42 product lines. Our product catalog currently consists of more than 3,500 products including the following key product platforms: power pallets and transistors, ICs, diodes, switches and switch limiters, passive and active components, multi-chip modules and complete subsystems. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise with regard to power transistor technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging systems. The table below presents the major product families and major applications in our primary target markets.

TARGET MARKET	MAJOR PRODUCT FAMILIES	MAJOR APPLICATIONS
Networks	Active Splitters	2G/3G/4G Wireless Basestations
	Amplifiers	40/100G Fiber Optics
	Attenuators	Broadcast Video
	Clock and Data Recovery	CATV Infrastructure
	Crosspoint Switches	Enterprise Routing and Switching
	Carrier Convergence Processors	GPON/FTTx
	Enterprise Voice & Data Processors	Hybrid PBX
	Filters/Diplexers	IP PBX
	Laser Drivers	Optical Transport Networks
	Modulator Driver Amplifiers	Point-to-Point Wireless Backhaul
	Post Amplifiers	Session Border Controller
	SDI Cable Drivers	Set Top Boxes
	SDI Equalizers	Unified Communication
	SDI Reclockers	Wireless Trunk Gateway
	Signal Conditioners	Wireline Access Gateway
	Switches	Wireline Trunk Gateway
Transformers/Baluns
Transimpedance Amplifiers
Upconverters/Downconverters
VoIP Processors
Voltage Controlled Oscillators

Aerospace and Defense	Amplifiers	Air Traffic Control Radar
	Attenuators	Weather Radar
	Components	Public Safety Radios
	Diodes	Tactical & Manpack Radios
	Power Transistors & Modules	Satellite Communications
	Mixers	Military Communications
Phase Shifters
Switch Limiters
Voltage Control Oscillators

Automotive	GPS Module	Global Positioning System

Multi-Market	Amplifiers	Industrial
	Attenuators	Medical
	Couplers	Scientific
	Diodes	Test & Measurement
Logic Drivers
Mixers
Power Detectors
Power Transistors
Switches
Transceivers

We believe the combination of our market-facing strategy and our engineering expertise enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions. Many of our products have long lifecycles ranging from five to ten years, and some of our products have been shipping for over 20 years. Our goal is to strengthen customer relationships and capture design wins, where a customer allows us to be a supplier of a particular component used in its system.

Research and Development

Our research and development efforts are directed toward the rapid development of new and innovative products and solutions, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design technology and packaging technology defines the performance parameters and the customers’ acceptance of our products. We believe our core competency is the ability to model, design, integrate, manufacture and package differentiated solutions. We leverage this core competency to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.

Circuit design and device modeling expertise. Our engineers are experts in the design of circuits capable of reliable, high-performance analog RF, microwave and millimeterwave signal conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power, and environmentally-rugged operating conditions. We also develop proprietary device and electro-magnetic modeling techniques that our engineers use to generate predictive models prior to fabrication. Our predictive modeling expertise allows us to achieve faster design cycle times resulting in shorter time to market for our products.

Packaging expertise. Our extensive packaging expertise enables us to model the interaction between the semiconductor and its package. Our engineers make adjustments in the design of both the semiconductor and the package, to take account of that interaction. We offer products in a variety of different package types for specific applications, including plastic over-molded, ceramic and laminate-based.

Semiconductor process technology. We leverage our domestic semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.

We continue to invest in proprietary processes to enable us to develop and manufacture high-value solutions. For example, we have developed innovative, patented technologies such as HMIC, which provides high integration, high power and low loss switching capabilities for our primary markets. This technology replaces mechanical switches for very high power applications such as wireless basestations. We are also in the process of transferring from an external foundry supplier an innovative, high-performance GaN process technology manufacturing capability to our Lowell, Massachusetts fabrication facility. Upon completion of the transfer and qualification process, we believe that being able to offer our customers this dual-sourced, internal and external GaN supply capability will provide us with a competitive advantage.

Our engineers’ system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality.

Research and development expenses were $73.7 million, $44.6 million and $36.8 million for fiscal years 2014, 2013 and 2012, respectively. We anticipate that we will continue to make significant research and development expenditures in order to drive future new product and process introductions and maintain our competitive position.

Sales and Marketing

We employ a global multi-channel sales strategy and support model intended to facilitate our customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff and our global network of independent sales representatives, resellers and distributors, as well as an e-commerce channel. We have strategically positioned our direct sales and applications engineering staff in 32 locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. From our global design centers, our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities, and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allows us to extend our sales capabilities to new customers in new geographies more cost effectively than we can using our direct sales force alone.

Our products are principally sold in the U.S., Asia and Europe, which is where we concentrate our direct sales force, engineering staff, independent sales representatives, and distributors. Sales to our distributors accounted for 22.5%, 18.4% and 21.3% of our revenue in fiscal years 2014, 2013 and 2012, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, typically between 30 and 90 days.

Our sales efforts are focused on customers’ needs in our four primary markets rather than on particular product lines, facilitating product cross-selling across end markets and within key accounts. Through our website, customers can order online, request samples, as well as access our product selection guides, detailed product brochures and data sheets, application notes, suggested design block diagrams and test fixture information, technical articles and information regarding quality and reliability.

Customers

Our diversified base of over 6,000 end customers includes original equipment manufacturers (OEMs), contract manufacturers and distributors. For fiscal years 2014, 2013 and 2012, one direct customer individually accounted for more than 10% of our revenue, Ford Motor Company (Ford) at 19.0%, 24.8% and 15.7%, respectively. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company (Richardson), accounted for 15.0%, 15.6% and 17.5% of our revenue in fiscal years 2014, 2013 and 2012, respectively. Our top 25 direct customers accounted for an aggregate of 56.5%, 59.0% and 54.0% of our revenue in fiscal years 2014, 2013 and 2012, respectively. Revenue from our distributors accounted for an aggregate of 22.5%, 18.4% and 21.3% of our revenue in fiscal years 2014, 2013 and 2012 respectively.

Competition

The markets for our products are highly competitive and are characterized by rapid technological change and continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

•	the ability to timely design and deliver products and solutions that meet customers’ performance, reliability and price requirements;

•	the breadth and diversity of product offerings;

•	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	the ability of engineering talent to drive innovation and new product development;

•	the quality of customer service and technical support; and

•	the financial reliability, operational stability and reputation of the supplier.

We believe that we compete favorably with respect to these factors. We compete primarily with other suppliers of high-performance analog semiconductor solutions for use in wireless and wireline RF, microwave and millimeterwave applications, some of whom have greater financial resources and scale than us. We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave markets, existing competitors merge or form alliances, and new technologies emerge. We believe in the future there will be increased competition from companies utilizing alternative technologies, such as high-volume manufacturers using low-cost silicon process technology. Some of our competitors are also our customers, and in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, including Sumitomo Electric Device Innovations, Inc. and RF Micro Devices, Inc. (RFMD).

We compete with Analog Devices, Inc. (ADI) across three of our primary markets, Networks, A&D and Multi-market. In the Networks market, we also compete with Avago Technologies Limited (Avago), RFMD, TriQuint Semiconductor, Inc. (Triquint) and SEMtech Corporation. In the A&D market, we also compete with Cobham Defense Electronic Systems (Cobham), Microsemi Corporation (Microsemi) and TriQuint. In the Multi-market arena, we also compete with Cobham, Avago, Microsemi and Skyworks Solutions, Inc (Skyworks).

Segment and Geographic Information

We manage our operations in one reportable segment, semiconductors and modules. Financial information about our operations, including our revenue and long-lived assets by geographic region, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report.

Risks attendant to our foreign operations are discussed in this Annual Report under Item 1A. “Risk Factors.”

Backlog and Inventory

Our sales are made primarily on a purchase order basis, rather than pursuant to long-term contracts where the customer commits to buy any minimum amount of product over an extended period. On occasion, we ship finished goods inventory to certain customer or third-party “hub” locations, but do not recognize revenue associated with such shipments until these customers consume the inventory from the hub. We also frequently ship products from inventory shortly after receipt of an order, which we refer to as “turns business”. Due to these arrangements and industry practice, which allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants.

As of October 3, 2014, we had 380 U.S. and 118 foreign patents and 45 U.S. and 25 foreign pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2014 to 2032. We do not regard any of the patents scheduled to expire in the next 12 months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.

The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages or settlement amounts, expend resources to develop non-infringing technology, seek a license, which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.

Manufacturing, Sources of Supply and Raw Materials

In any particular situation, we may choose to leverage our internal proprietary process technologies or other technologies from external fabs. We believe this ability to leverage our existing internal capabilities and external outsourcing helps us to provide optimized solutions for our customers.

All of our internal wafer fabrication, and a majority of our internal assembly and test operations, are conducted at our Lowell, Massachusetts headquarters. We believe having a U.S.-based wafer fab is a competitive advantage for us over fabless competitors, in that we have greater control over quality, a secure source of supply, and a domestic source for U.S. A&D customers. We also believe that our domestic fab allows us to better manage quality control and develop products faster with shorter fabrication lead times than we otherwise could at external foundries. We also perform internal assembly and test functions at our Long Beach, California, Nashua, New Hampshire and Hsinchu, Taiwan, locations.

We complement our internal manufacturing with outsourced foundry partners and other supply chain suppliers. Our operations staff has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies our operations, provides access to other process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions and in some cases for fully-outsourced turnkey manufacturing of our products.

The principal materials used in the production of our IC products are high purity source materials such as gallium, aluminum, arsenic, nitrite, carbon and silicon. We purchase from hundreds of suppliers worldwide, a wide variety of semiconductors, wafers, packages, metals, printed circuit boards, electromechanical components and other materials for use in our operations. These supply relationships are generally conducted on a purchase order basis. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key raw materials and components, the lack of control over delivery schedules, capacity, quality and costs.

While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We routinely utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry, on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption, if the supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, changes or discontinues the process in which components or wafers are manufactured, or declines to continue supplying us for competitive or other reasons, as discussed in more detail in Item 1A. “Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.

Quality Assurance

The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time and function reliably throughout their useful lives. The International Organization for Standards (ISO) provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. Our Lowell, Massachusetts, Long Beach, Santa Clara and Newport Beach, California, Morrisville, North Carolina, Nashua, New Hampshire, Belfast, Northern Ireland, Cork, Ireland, Sydney, Australia and Hsinchu, Taiwan locations have each received ISO 9001:2008 certifications in one or more of their principal functional areas. In addition, our Lowell facility has received an ISO 14001:2004 environmental management systems certification.

Environmental Regulation

Our operations involve the use of hazardous substances and are regulated under federal, state, and local laws governing health and safety and the environment in the U.S. and other countries. These regulations include limitations on discharge of pollutants into the air, water and soil, remediation requirements, product chemical content limitations, manufacturing chemical use and handling restrictions, pollution control requirements, waste minimization considerations, and requirements regarding the treatment, transport, storage and disposal of hazardous wastes. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. While we are committed to compliance with applicable regulations, the risk of environmental liabilities can never be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur material future expenditures.

We are also regulated under a number of federal, state and local laws regarding responsible sourcing, recycling, product packaging and product content requirements in the U.S. and other countries, including legislation enacted in the European Union and other foreign jurisdictions that have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur material expenditures or otherwise cause financial harm.

Export Regulations

We market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export certain controlled products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations, and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.

Employees

As of October 3, 2014, we employed 918 persons worldwide and none of our domestic employees were represented by a collective bargaining agreement; however, a number of our employees working in our European operations were covered by collective bargaining agreements. We consider our relations with employees to be good, and we have not experienced a work stoppage due to labor issues.

General Development

We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.

M/A-COM Technology Solutions Inc., our primary operating subsidiary, which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, and millimeterwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. M/ACOM Technology Solutions (Cork) Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. In September 2008, Cobham acquired certain assets from a third party, including the RF and microwave component and subsystem design and business operations that would ultimately become the operations of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited. The heritage of some of these business operations dates back over 60 years to the founding of Microwave Associates, Inc. and the M/A-COM brand dates back over 30 years.

On March 30, 2009, we acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand from Cobham (MACOM Acquisition) for $22.1 million in cash net of purchase price adjustments, the issuance of $35.0 million in short- and long-term debt payable to the seller and contingent consideration of approximately $30.0 million based on our achievement of revenue targets in the 12-month periods ended September 30, 2010, 2011 and 2012.

On May 28, 2010, we acquired Mimix Holdings, Inc. (Mimix), a supplier of high-performance GaAs semiconductors, for $1.2 million in cash and 17.5 million shares of our Series A-2 convertible preferred stock (Mimix Merger). We acquired Mimix for its complementary products and technologies in our core markets, which enabled us to strengthen customer relationships.

On April 25, 2011, we acquired Optomai, Inc. (Optomai), a fabless semiconductor company that develops high-performance ICs and modules for next generation fiber optic networks, for $1.8 million in cash and potential contingent consideration based on our achievement of certain revenue, product release and contribution margin targets based on sales of products utilizing Optomai intellectual property through, as amended, September 2013. No amounts of contingent consideration have been paid nor are payable pursuant to the terms of the agreement. We acquired Optomai for technologies that accelerated our entrance into the fiber optics market.

On December 18, 2013, we acquired Mindspeed Technologies, Inc. (Mindspeed), a supplier of semiconductor solutions for communications infrastructure applications (Mindspeed Acquisition). We acquired Mindspeed to further our expansion into high-performance analog products. We funded the acquisition through the use of available cash and borrowings under our revolving credit facility (see Note 8 of our Notes to Consolidated Financial Statements). The aggregate purchase price paid by us in the Mindspeed Acquisition, net of cash acquired, was $232.0 million and we assumed $81.3 million of liabilities and incurred costs of $4.5 million expensed in fiscal year 2014. The Mindspeed Acquisition was accounted for as a purchase and the operations of Mindspeed have been included in our consolidated financial statements since December 18, 2013, the date of acquisition.

Subsequent to closing the Mindspeed Acquisition, in February 2014, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations. In May 2014, we divested the customer premise equipment communication processor (CPE) product line we acquired in the Mindspeed Acquisition. The operations of the CPE product line are included in the results of operations through the date of the sale.

On February 13, 2014, we completed the acquisition of Nitronex, LLC (Nitronex Acquisition). Nitronex designs, develops, manufactures and markets GaN semiconductors and holds an exclusive license to fundamental

GaN patents in the RF field of use. We completed the Nitronex Acquisition through a cash payment of $26.1 million for all of the outstanding membership interests of Nitronex. We funded the Nitronex Acquisition through the use of available cash and borrowings under our revolving credit facility.

We acquired Nitronex from a party under common control with MACOM, and as a result we have accounted for the Nitronex Acquisition as a pooling of interest from the date of acquisition by the common control party in June 2012. The original acquisition of Nitronex by the common control party was accounted for as a purchase. The financial statements of MACOM have been retroactively combined to include the results of operations of Nitronex from June 2012.

On November 17, 2014, we entered into an Agreement and Plan of Merger to acquire BinOptics Corporation (BinOptics Acquisition). The aggregate consideration payable for BinOptics will be approximately $230 million, subject to adjustment based on customary post-closing purchase price adjustment provisions and indemnification obligations of BinOptics equityholders after the closing of the BinOptics Acquisition. We currently expect the acquisition to close prior to the end of calendar 2014. See the risk factor titled “We may be unable to close the BinOptics Acquisition or successfully integrate the business and personnel of BinOptics, and may not realize the anticipated synergies and benefits of the BinOptics Acquisition.” in Item 1A. “Risk Factors” in this Annual Report.

We intend to continue to pursue acquisitions of technologies, design teams, products and companies that complement our strengths and help us execute our strategies. Our acquisition strategy is designed to accelerate our revenue growth, expand our technology portfolio, grow our addressable market, and create shareholder value. We believe our management team has a proven track record in identifying, acquiring and successfully integrating companies and technologies in the high-performance analog semiconductor industry.

Available Information

We maintain a website at www.macom.com, including an investors section at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above are not incorporated into and should not be considered a part of this Annual Report.

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

Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price requirements. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements;

•	our ability to manufacture new products according to customer needs with acceptable manufacturing yields;

•	our ability to offer new products at competitive prices;

•	the acceptance by customers of our new product designs;

•	the identification of and entry into new markets for our products;

•	the acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle; and

•	our ability to maintain and increase our level of product content in our customers’ systems.

A new product design effort may last 12 to 18 months or longer, and requires significant investments in engineering hours and materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers slower than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

Various factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.

If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Our various products have different gross margin and increased sales of lower-margin products, such as our products targeted at automotive and other consumer markets, in a given period relative to sales of higher-margin products such as our optical products, may cause us to report lower overall gross margin. In our fourth quarter of fiscal year 2012 and at other times in the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower-margin products. Future market conditions may adversely affect our revenue and utilization rates and consequently our future gross margin, and this, in turn, could have an adverse impact on our business, financial condition and results of operations. In addition, increased raw material costs, changes in manufacturing yields, more complex engineering requirements and other factors may lead to lower margins for us in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

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

Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results and related expectations to fluctuate include:

•	the general economic growth or decline in the U.S. or foreign markets;

•

the reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products or slowing demand for our products or customers’ products;

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

•

the fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

•	the fluctuations in demand relating to the A&D market due to changes in government programs, budgets or procurement;

•	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

•	the amount, timing, and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

•	the period-to-period changes in the mix of products we sell, which can result in lower gross margin;

•

the availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply;

•	the effects of seasonal and other changes in customer purchasing cycles and component inventory levels;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

•	the loss of key personnel or the shortage of available skilled workers;

•

the effects of factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as limits on our ability to utilize net operating losses or tax credits and the geographic distribution of our income, which may change from period to period; and

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford, which accounted for 19.0% of our revenue for fiscal year 2014 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms, lack of success by potential competitors in displacing us and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

We may be unable to close the BinOptics Acquisition or successfully integrate the business and personnel of BinOptics, and may not realize the anticipated synergies and benefits of the BinOptics Acquisition.

On November 17, 2014, we entered into an Agreement and Plan of Merger to acquire BinOptics. The BinOptics Acquisition is subject to various conditions to closing and may not close. If the BinOptics Acquisition does not close, we will have expended significant time and resources and we will not realize the expected benefits from the transaction.

We also may not realize the expected benefits from the BinOptics Acquisition after closing because of integration difficulties or other challenges. The success of the BinOptics Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the BinOptics business with our existing businesses. The integration process may be complex, costly, and time-consuming. The potential difficulties we may face in integrating the operations of the BinOptics business include, among others:

•	failure to implement our business plan for the combined business and expand BinOptics production capacity as planned;

•	unexpected losses of key employees, customers or suppliers of BinOptics;

•	unanticipated issues in conforming BinOptics standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our or BinOptics existing business relationships;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in BinOptics business and operations;

•	unanticipated expenses and liabilities;

•	unfamiliarity with BinOptics technology, products and markets, including the high-performance, high-speed laser market generally, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of BinOptics operations, technologies, products and systems.

BinOptics may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of these entities. We have limited recourse under the merger agreement to recover damages relating to the liabilities of BinOptics and its subsidiaries.

We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that each of BinOptics and us had achieved or might achieve separately. In addition, we may not accomplish the integration of the BinOptics business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the BinOptics business deteriorates, the anticipated cost savings, growth opportunities and other synergies of the BinOptics Acquisition may not be realized fully, or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

We typically depend on orders from a limited number of customers for a significant percentage of our revenue.

In fiscal years 2014, 2013 and 2012, sales to our distributor Richardson and to Ford each accounted for more than 10% of our revenue. Sales to our top 10 direct and distribution customers accounted for an aggregate of 60%, 59% and 55%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $73.7 million, $44.6 million and $36.8 million for our fiscal years 2014, 2013 and 2012, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5, 0.25 and 0.15 micron GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be installing such process technology to our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We have in the past and may in the future experience unexpected difficulties, expenses, or delays in installing and qualifying this GaN technology, and ultimately, may not be successful in our efforts, may not realize the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the GaN technology that meets our expectations following the installation effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business. Similarly, following the Nitronex Acquisition we have announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, market applicability and potential positive impact on our market share of another type of GaN technology called GaN-on-Silicon, which is a focus of Nitronex’s business. We may experience unexpected difficulties, expenses or delays in driving the scale manufacturing, decreased manufacturing cost structure, productization or customer adoption of GaN of any type that we are targeting, and ultimately may not be successful in our efforts, may not realize the competitive advantage or revenues or profits we anticipate from this technology, any of which could lead to reduced revenues and gross margin or otherwise harm our business.

We may incur significant risk and expense in attempting to win new business, and such efforts may never generate revenue.

To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win”. These competitive selection processes can be lengthy and can require us to incur significant and unreimbursed design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures and selling, general and administrative expenses. Failure to obtain a design win sometimes prevents us from supplying components for an entire generation of a customer’s system. This can result in lost or foregone revenue and could weaken our position in future competitive selection processes.

Even when we achieve a design win, success is not assured. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. We may experience difficulties manufacturing the part in volume, such as low yields, supply chain delays or shortages, or quality issues. Further, while the customer has successfully qualified our part for use in its system when it awards a design win to us, it may not have qualified all of the other components being sourced for its system, or qualified its system as a whole with its end customers. Any difficulties our customer may experience in completing those qualifications may delay or prevent us from translating the design win into revenue. These risks can be particularly acute in our A&D market, where we may spend material amounts and commit substantial design engineer resources to product development work in support of an OEM customer’s attempt to win business tied to a government contract award, but realize no related revenue or less than expected revenue from that investment based on failure of the OEM to win the business, government program cancellation, federal budget limitations, or otherwise. Any of these events, or any cancellation of a customer’s program or failure of our customer to successfully market its own product after our design win could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.

We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.

We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs, and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand, and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which could cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with ADI across most of our primary markets. Our other significant competitors include, among others, Avago, Cobham, Microsemi, RFMD, Skyworks and TriQuint.

We believe future competition could also come from companies developing new alternative technologies, component suppliers based in countries with lower production costs and IC manufacturers achieving higher levels of integration that exceed the functionality offered by our products. Our customers and suppliers could also develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products, and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

Many of our existing and potential competitors have entrenched market positions, historical affiliations with original equipment manufacturers, considerable internal manufacturing capacity, established intellectual property rights, and substantial technological capabilities. Many of them may also have greater financial, technical, manufacturing or marketing resources than we do. Prospective customers may decide not to buy from us due to concerns about our relative size, financial stability or other factors. Our failure to successfully compete could result in lower revenue, decreased profitability and a lower stock price.

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

We have an active corporate development program and routinely evaluate potential acquisitions of, and investments with or other strategic alliances involving, complementary technologies, design teams, products, and companies. We also may evaluate the merits of a potential divestment of one or more of our existing business lines. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future, or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms, or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, we will face numerous risks including:

•	difficulties in integrating the personnel, culture, operations, technology or products and service offerings of the acquired company;

•	diversion of management’s attention from normal daily operations of our business;

•	difficulties in entering markets where competitors have stronger market positions;

•

difficulties in improving and integrating the financial reporting capabilities and operating systems of any acquired operations, particularly foreign and formerly private operations, as needed to maintain effective internal control over financial reporting and disclosure controls, and procedures;

•	loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	generating insufficient revenue from completed acquisitions to offset increased expenses associated with any abandoned or completed acquisitions;

•	acquiring material or unknown leasehold, environmental, regulatory, infringement, contractual or other liabilities associated with any acquired operations;

•	litigation frequently associated with merger and acquisition transactions; and

•	increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.

Our past acquisitions required or continue to require significant management time and attention relating to the transaction and integration activities. If we fail to properly integrate these acquired companies with ours, we may not receive the expected benefits of the acquisitions. Even if a proposed acquisition is successfully realized and integrated, we may not receive the expected benefits of the transaction.

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

In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them, and we may lose all or part of our investment. In the event we undertake divestments, we may suffer from associated management distraction, damaged customer relationships, failure to realize the perceived strategic, or financial merits of the divestment, or we may incur material indemnity liabilities to the purchaser. Further, the investments may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimate or do not discover in the course of performing our due diligence investigation of the investment. We may not have recourse under the transaction documents to recover any damages relating to potential liabilities.

We may incur liabilities for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas, and have made in the past and may make in the future, claims that we have infringed or misappropriated their intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales, or damaged customer relationships and diversion of management’s attention and resources.

We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.

We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. Where we do have long-term supply commitments, they may result in our being obligated to purchase more material than we need, materially and negatively impacting our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customer but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customer.

Based on superior performance features, cost parameters or other factors, we utilize sole source suppliers for certain semiconductor packages and other materials, and it is common for one of our outside semiconductor foundries to be our sole supplier for the particular semiconductor fabrication process technologies manufactured at that supplier’s facility. Such supplier concentrations involve the risk of a potential future business interruption if the supplier becomes unable or unwilling to supply us at any point. While in some cases alternate suppliers may exist, because there are limited numbers of third-party wafer suppliers that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it may not be possible or may be expensive to find an alternative source of supply. Even if we are able to find an alternative source, moving production to an alternative supplier requires an extensive qualification or re-qualification process that could prevent or delay product shipments, or disrupt customer’s production schedules, which could harm our business. In addition, some of our external foundry suppliers compete against us in the market in addition to being our supplier. The loss of a supplier can also significantly harm our business and operating results. A supplier may discontinue supplying us if its business is not sufficiently profitable, for competitive reasons or otherwise. We have in the past and may in the future have our supply relationship discontinued by an external foundry, causing us to experience supply chain disruption, customer dissatisfaction, loss of business and increased cost.

If we lose key personnel or fail to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to qualified engineers. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us, and has in the past and could in the future, damage our business relationship with these parties. None of our senior management team is contractually bound to remain with us for a specified period, and we generally do not maintain key person life insurance covering our senior management. The loss of any member of our senior management team could strengthen a competitor or harm our ability to implement our business strategy.

Sources for certain components and materials are limited, which could result in interruptions, delays, or reductions in product shipments.

Our industry may be affected from time to time by limited supplies of certain key components and materials. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs could increase and our revenue could decline.

In particular, our manufacturing headquarters, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters, where our only internal wafer fab is located. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, primarily our headquarters, Santa Clara, California, Sydney, Australia, Belfast, Northern Ireland and Cork, Ireland locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue, and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. For example, in October 2011, heavy monsoon rains in Thailand caused widespread flooding affecting major cities and industrial parks where there is a concentration of semiconductor manufacturing, assembly and test sites. One of our contract manufacturing suppliers located in Thailand was affected by the flooding and, as a result of the flooding of our affected contract manufacturer, $2.7 million of orders that were scheduled for shipment to our customers in the three months ended December 30, 2011 were delayed into the second quarter of fiscal year 2012, or were canceled. In particular, any catastrophic loss at our headquarters facility would materially and adversely affect our business and financial results, revenue and profitability.

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

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for 22.5% of our revenue in fiscal year 2014, and sales to our largest distributor, Richardson, represented 15.0% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.

We operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts. This facility is also our primary internal design and assembly and test facility. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

•	the level of demand for our products;

•	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials, including GaAs, SiGe and InP substrates and high purity source materials such as gallium, aluminum, arsenic, carbon, nitrite, indium and silicon;

•	our manufacturing cycle times and yields;

•	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

•	the location of our facilities and those of our outsourced suppliers;

•	natural disasters impacting our facilities and those of our outsourced suppliers;

•	our ability to hire, train, manage and retain qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason.

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

If we do not effectively manage any future growth, we may not be able to take advantage of attractive market opportunities, our operations may be impacted, and we may experience delays in delivering products to our customers or damaged customer relationships, and achieve lower than anticipated revenue and decreased profitability.

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

As a result of these initiatives, we have incurred restructuring or other charges and we may in the future experience disruptions in our operations, loss of personnel and difficulties in delivering products in a timely fashion. In fiscal years 2014, 2013 and 2012, we incurred restructuring charges of $14.8 million, $1.1 million and $1.9 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce.

Our business could be harmed if systems manufacturers choose not to use components made of compound semiconductor materials we utilize.

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets, and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, InP, SiGe, or GaN to deliver reliable operation at higher power, higher frequency, or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges, and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

System designers in some markets may be reluctant to adopt our non-silicon products or may be likely to adopt silicon products in lieu of our products if silicon products meeting their demanding performance requirements are available, because of:

•	their unfamiliarity with designing systems using our products;

•	their concerns related to manufacturing costs and yields;

•	their unfamiliarity with our design and manufacturing processes; or

•	the uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

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

The legal system in many of the regions where we conduct business can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under these legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes, and local legal requirements and norms regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act.

Sales to customers located outside the U.S. accounted for 49.1%, 41.3% and 47.1% of our revenue for the fiscal years 2014, 2013 and 2012, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

The majority of our assembly, packaging, and test vendors are located in Asia. We generally do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect, and we may lose money on such hedging strategies or not properly hedge our risk.

In addition, if terrorist activity, armed conflict, civil, economic or military unrest or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability, and with obtaining travel visas for our employees. Major health pandemics could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events could have a material adverse effect on our operating results.

Our business could be adversely affected if we experience product returns, product liability and defects claims.

Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of, or returns of product orders and other expenses. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, such as GaN and InP, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant expense to us per occurrence, and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, the loss of customers, the loss of or delay in market acceptance of our products, harm to our reputation, diversion of management’s time and resources, lower revenue, higher expenses and reduced profitability. Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power, or otherwise. In addition, even if we ultimately prevail, such claims could result in costly litigation, divert management’s time and resources and damage our customer relationships.

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

The outcome of litigation in which we are involved is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

From time to time we are a party to litigation matters such as those described in Part II. Item 1, “Legal Proceedings” of this Annual Report. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise materially harm our business.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions, and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments, or repatriation of non-U.S. earnings, each of which could materially affect our profitability. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.

Changes in tax laws are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and, thereby, on our financial position and results of operations.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured, or sold, may not protect our products or intellectual property rights to the same extent as U.S. laws, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology or may need to expend significant financial and other resources in defending our rights.

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

Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, or otherwise obtain or use our products or technology. Patent litigation is expensive, and our ability to enforce our patents and other intellectual property, is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable, or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigations.

If we fail to comply with export control regulations we could be subject to substantial fines or other sanctions, including loss of export privileges.

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. U.S. regulators have announced “export control reform” that is expected to change many of the rules applicable to us in this area in the future in ways we do not yet fully understand, and we could experience challenges in complying with the new rules as they become effective, or face difficulties or an inability to ship products to certain countries and customers.

We are also subject to U.S. import regulations and the import and export regimes of other countries in which we operate. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. Export and import regulations may create delays in the introduction of our products in international markets, or prevent the export or import of our products to certain countries or customers altogether. Any change in export or import regulations or related legislation, shift in approach by regulators to the enforcement or scope of existing regulations, changes in the interpretation of existing regulations by regulators or change in the countries, persons or technologies targeted by such regulations, could harm our business by resulting in decreased use of our products by, or our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, our sale of our products to or through third-party distributors, resellers and sales representatives creates the risk that any violation of these laws they may engage in may cause disruption in our markets or otherwise bring liability on us.

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

We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws, we could be subject to substantial fines or be required to change our operations.

We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties or, those nearby are contaminated, even if we did not cause the contamination. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, or sites we become associated with due to acquisitions. We cannot predict:

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

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These new requirements could adversely affect our ability to source related minerals and metals and increase our related cost. We will face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Continued timely reporting is dependent upon the improvement and implementation of new systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. Also, our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, or may provide us information that is inaccurate or inadequate. If those risks arise, or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. More recently, Executive Orders issued by the President of the U.S. have increased sanctions in this area as well, which may impact us in the scenarios described above. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rules and Executive Orders. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders, and may have other adverse effects on our results of operations.

As of October 3, 2014, we have a term loan outstanding of $349.1 million and revolving credit facility with a syndicate of lenders with a potential future borrowing availability of up to $100.0 million, subject to compliance with financial and other covenants. As of October 3, 2014, we had no outstanding borrowings under the revolving credit facility. However, we currently intend to draw approximately $100 million on the revolving credit facility to partially fund the BinOptics Acquisition. The facility is secured by a first priority lien on all domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our ability to make distributions to our stockholders in a sale or liquidation until any balance on the line is repaid in full;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our cash flow from operations will be allocated to the payment of the principal of, and interest on, any outstanding indebtedness; and

•

we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs.

Our credit facility also contains certain restrictive covenants that may limit or eliminate our ability to incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures, investments and loans, make acquisitions, guarantee debt or obligations, create liens, enter into transactions with our affiliates, enter into new lines of business and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to withstand downturns in our business or the economy in general or to take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that are not subject to such restrictions. If we breach a loan covenant, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the credit facility. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our subsidiaries securing the facility, which could materially decrease the value of our common stock.

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

Variability in self-insurance liability estimates could adversely impact our results of operations.

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

We rely on third-party vendors to provide critical corporate infrastructure services, including, among other things, certain services related to information technology and network development and monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable, high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that any such damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

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

Furthermore, the stock markets recently have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our largest stockholders control a significant amount of our outstanding common stock. As of October 3, 2014, John and Susan Ocampo beneficially owned 52.6% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 19.9% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

We may also rely on external consultants to supplement our internal controls. For example, we may rely on external consultants to supplement our financial reporting in connection with our accounting for income taxes and other complex accounting and financial matters, some of which require significant technical accounting expertise or require significant judgment. Use of external consultants involves additional risk that our external consultants may not perform as expected, or that coordination between our internal and external resources may not be adequate, resulting in one or more procedures not being performed or reviewed as planned, or one or more errors not being identified and corrected. If we do not effectively manage our external consultants or if they fail to perform as expected or fail to provide an adequate level of expertise in certain areas, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and the accuracy and completeness of our financial reports could be compromised, which could adversely affect our stock price.

As an emerging growth company, we have elected to delay adoption of new or revised accounting standards, and thus our financial statements may not be comparable to those of most other companies. In addition, we are entitled to utilize other reduced disclosure and governance requirements applicable to emerging growth companies.

Pursuant to the Jumpstart Our Business Startups Act (JOBS Act), as an emerging growth company, we have elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is not an emerging growth company difficult, as they may be applying different standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

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

•

the requirement that the listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and,

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

Our principal executive offices are located in a leased facility in Lowell, Massachusetts. We also maintain leased facilities for our design centers located in Massachusetts, California, North Carolina, New York, Ireland, Northern Ireland, France, Canada and Australia as well as for our administrative, assembly and test operations located in New Hampshire and Taiwan, and our local sales offices in Oregon, Canada, Germany, Malaysia, China, Japan, India and South Korea. We do not own any real property. We believe that our leased facilities are adequate for our present operations. The following is a list of our main facilities and their primary functions as of November 30, 2014.

Site	Major Activity	Square Footage	Lease Expiration
Lowell, Massachusetts	Administration, Wafer Fabrication, Assembly and Test, Research and Development, Sales and Marketing	157,600	December 2022

Newport Beach, California	Administration, Research and Development, Sales and Marketing	88,160	December 2019

Lowell, Massachusetts	Administration, Research and Development, Application Engineering	60,700	December 2022

Long Beach, California	Administration, Assembly and Test, Research and Development, Sales and Marketing	25,317	January 2018

Cork, Ireland	Administration, Research and Development, Sales and Marketing, Application Engineering, Reliability Testing	21,634	April 2017

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be subject to commercial and employment disputes, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any pending legal proceedings as of the filing date of this Annual Report on Form 10-K that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Patent Suit Against Laird. We brought a patent infringement suit against Laird Technologies, Inc. (Laird) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleges that Laird infringes on our United States Patent No. 6,272,349 (‘349 Patent), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. Laird filed an answer and declaratory judgment claims of invalidity and noninfringement on June 30, 2014. We filed a reply to the counterclaims on July 24, 2014.

We filed a motion for preliminary injunction, seeking to enjoin Laird’s infringement pending full trial on the merits. The court granted the motion for a preliminary injunction on June 13, 2014 and required us to post a bond of $4 million to secure the injunction. In granting the injunction, the court found that we are likely to succeed on the merits of the case at a full trial and that the equities weighed in favor of preliminarily enjoining Laird from making sales of its product until trial. Trial is scheduled to begin on May 16, 2016.

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

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the proposed Merger (to the extent the proposed Merger has already been consummated), damages and attorneys’ fees and costs.

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Delaware Court of Chancery. The amended complaint included similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions).

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

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The settlement provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013. The parties submitted final settlement papers to the Delaware Court of Chancery, which ordered that notice of the settlement be issued to class members. On September 23, 2014, the Court of Chancery approved the settlement and awarded plaintiffs’ counsel the agreed-upon attorneys’ fee of $425,000.

Further Discussion of California Tender Offer Litigation. On December 5, 2013, an amended complaint was filed in one of the California actions. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. Plaintiffs in the action filed a request to dismiss the case in light of the settlement approved by the Delaware Court of Chancery. On November 5, 2014, the California Court entered an order dismissing the action.

CSR Matter. In January 2013, CSR Technology Inc. (CSR) filed a complaint against us in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips to be supplied by CSR for use in our automotive module product. The complaint claimed alleged damages of $2.2 million and asked for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties concluded fact discovery and CSR filed a motion for summary judgment, which we opposed. The parties agreed to settle the case in July 2014 without any finding of liability or judgment against us, and the compliant was dismissed by the court with prejudice in August 2014.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MTSI” since March 15, 2012. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market. The number of stockholders of record of our common stock as of November 15, 2014 was approximately 20.

The high and low sales prices of our common stock by quarter in fiscal year 2014 and fiscal year 2013 follows:

	High	Low
Fiscal Year 2014:
First quarter	$18.25	$13.20
Second quarter	21.70	15.43
Third quarter	23.44	15.76
Fourth quarter	25.70	19.04

	High	Low
Fiscal Year 2013:
First quarter	$15.00	$10.01
Second quarter	17.00	13.58
Third quarter	16.14	12.45
Fourth quarter	17.28	13.35

We have not paid cash dividends on our common stock since the date of our IPO and we do not anticipate paying cash dividends in the foreseeable future. Our credit facility also contains restrictions on our ability to pay cash dividends, subject to certain exceptions.

Stock Price Performance Graph

The following graph shows a comparison from March 15, 2012 (the date our common stock commenced trading on NASDAQ) through October 3, 2014 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100 in our common stock at the closing price of $20.55 on March 15, 2012 and in the NASDAQ Composite Index and the PHLX Semiconductor Index on the closest month end date of February 29, 2012, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	March 15, 2012	September 28, 2012	September 27, 2013	October 3, 2014
M/A-COM Technology Solutions Holdings, Inc.	$100.00	$61.80	$83.75	$105.26
NASDAQ Composite Index	$100.00	$105.67	$131.19	$146.00
PHLX Semiconductor Index	$100.00	$93.68	$116.39	$143.00

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 5, 2014 — August 1, 2014	1,730	$19.91	—	—
August 2, 2014 — August 29, 2014	3,790	$21.37	—	—
August 30, 2014 — October 3, 2014	2,110	$23.85	—	—

Total	7,630	$21.73	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, outside of a publicly-announced repurchase plan, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

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

We derived (i) the statements of operations data for the fiscal years 2014, 2013 and 2012, and (ii) the balance sheet data as of October 3, 2014 and September 27, 2013, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the statements of operations data for the fiscal years 2011 and 2010 and balance sheet data as of September 28, 2012, September 30, 2011 and October 1, 2010 from our audited consolidated financial statements, which do not appear elsewhere in this Annual Report. We adopted a 52-or 53-week fiscal year ending on the Friday closest to September 30.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$418,662	$323,071	$303,336	$310,295	$260,297
Cost of revenue (4)(5)	249,674	186,658	169,213	178,435	166,554

Gross profit	168,988	136,413	134,123	131,860	93,743

Operating expenses:
Research and development (5)	73,685	44,588	36,752	36,121	25,795
Selling, general and administrative (5)	86,179	52,004	45,688	48,103	45,860
Litigation settlement	—	7,250	—	—	—
Contingent consideration	—	(577)	(3,922)	210	2,000
Restructuring charges	14,823	1,060	1,862	1,499	2,234

Total operating expenses	174,687	104,325	80,380	85,933	75,889

Income (loss) from operations	(5,699)	32,088	53,743	45,927	17,854

Other income (expense):
Warrant liability gain (expense) (1)	(3,928)	(4,312)	3,175	(5,080)	—
Class B conversion liability expense (2)	—	—	(44,119)	(39,737)	—
Interest expense	(12,362)	(817)	(695)	(1,561)	(2,323)
Other income	3,217	372	185	—	—

Other income (expense), net	(13,073)	(4,757)	(41,454)	(46,378)	(2,323)

Income (loss) before income taxes	(18,772)	27,331	12,289	(451)	15,531
Income tax provision (benefit)	(8,054)	9,135	15,953	1,319	8,996

Income (loss) from continuing operations	(10,718)	18,196	(3,664)	(1,770)	6,535
Income (loss) from discontinued operations	(4,605)	—	—	754	494

Net income (loss)	(15,323)	18,196	(3,664)	(1,016)	7,029
Less: net income attributable to noncontrolling interest in a subsidiary	—	—	—	—	195

Net income (loss) attributable to controlling interest	(15,323)	18,196	(3,664)	(1,016)	6,834
Accretion to redemption value of redeemable preferred stock and participating stock dividends (3)	—	—	(2,616)	(80,452)	(6,298)

Net income (loss) attributable to common stockholders	$(15,323)	$18,196	$(6,280)	$(81,468)	$536

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.23)	$0.40	$(0.25)	$(54.63)	$0.01
Income from discontinued operations	(0.10)	—	—	0.50	0.04

Net income (loss) — basic	$(0.33)	$0.40	$(0.25)	$(54.13)	$0.05

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.23)	$0.39	$(0.25)	$(54.63)	$—
Income from discontinued operations	(0.10)	—	—	0.50	0.04

Net income (loss) — diluted	$(0.33)	$0.39	$(0.25)	$(54.13)	$0.04

Shares used to compute net income (loss) per common share:
Basic	47,009	45,916	24,758	1,505	11,880

Diluted	47,009	47,137	24,758	1,505	12,586

	As of
	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$173,895	$110,488	$84,600	$45,668	$23,946
Working capital	287,703	194,289	157,029	89,426	56,955
Total assets	682,234	316,635	281,561	211,268	164,836
Long-term debt, less current portion	343,178	—	—	—	30,000
Class B conversion liability	—	—	—	81,378	—
Convertible and redeemable preferred stock	—	—	—	182,018	—
Stockholders’ equity (deficit)	228,567	247,141	210,455	(144,837)	44,655

Dividends of $0.63 per share, $0.81 per share and $2.44 per share were paid to the record holders as of January 4, 2011 of our Series A-1 convertible preferred stock, Series A-2 convertible preferred stock and common stock, respectively, aggregating $80 million.

(1)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(2)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. This liability was settled in connection with the IPO in March 2012.

(3)	In fiscal year 2011, includes $76.2 million of dividends declared and paid in January 2011 to holders of our Series A-1 and A-2 convertible preferred stock.

(4)	In fiscal year 2014, includes approximately $18.1 million of costs for step-up in valuation of Mindspeed’s inventory to fair value.

(5)	In fiscal year 2014, cost of revenue, research and development and selling, general and administrative includes approximately $1.4 million, $4.5 million and $13.9 million, respectively, of costs related to the acquisition and integration of Mindspeed.

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

OVERVIEW

We are a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave and millimeterwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 3,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 42 product lines serving over 6,000 end customers in four primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, optical networking equipment, high density data networks, radar, automobile navigation systems, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are: Networks, which includes wired broadband, cellular backhaul, cellular infrastructure, enterprise networking, broadcast video transmission and optical communications applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; Automotive, which includes global positioning (GPS) modules we sell to Ford and Ford affiliates; and Multi-market, which includes industrial, medical, test and scientific applications.

History and Basis of Presentation

M/A-COM Technology Solutions Holdings, Inc. was incorporated in the State of Delaware on March 25, 2009, and on March 30, 2009, acquired 100% of the outstanding stock of M/A-COM Technology Solutions Inc. and M/ACOM Technology Solutions (Cork) Limited and the related M/A-COM brand, which we refer to as the MACOM Acquisition. We acquired Mimix, a supplier of high-performance GaAs semiconductors, on May 28, 2010, Optomai a developer of ICs and modules for fiber optic networks, on April 25, 2011, Mindspeed, a supplier of high-performance analog products, on December 18, 2013, Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave and millimeterwave applications on February 13, 2014, and other acquisitions as highlighted in Note 3 of our Consolidated Financial Statements included elsewhere in this Annual Report.

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

On November 17, 2014, we entered into an Agreement and Plan of Merger with BinOptics, a supplier of high-performance laser products, pursuant to which, subject to the satisfaction or waiver of customary closing conditions, BinOptics will become our wholly-owned subsidiary at closing. We believe BinOptics aligns with our core growth strategy in our Networks market, and that it has a high-performance laser semiconductor business model that is consistent with our target model for higher margin products with long product lifecycles.

Further, we believe that BinOptics complements our existing business with an established footprint and customer relationships in the Asia-Pacific region and expands our addressable market for InP high-performance laser products and technology for use in optical networks. The operations of BinOptics will be included in our consolidated financial statements from the date of acquisition.

Subsequent to closing the Mindspeed Acquisition, in February 2014, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations.

On May 9, 2014, we completed the sale of the Mindspeed customer premise equipment communication processor (CPE) product line for $12.0 million and a potential additional $2.0 million based upon the achievement of certain revenue related milestones through December 31, 2014.

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The fiscal year 2014 includes 53 weeks. The fiscal years 2013 and 2012 included 52 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in the first quarter.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Substantially all of our revenue is derived from sales of high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave and millimeterwave spectrum and in high-speed communications. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives, and our distributors.

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 42 product lines;

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

We expect our revenue in the Networks market to be primarily driven by continued upgrades and expansion of communications equipment to support expansion in the internet of things (IoT), driven by the proliferation of mobile computing devices such as smartphones and tablets, coupled with bandwidth rich services such as video on demand and cloud computing, as well as demand for higher bandwidth wired and wireless services, the rapid adoption of cloud-based services and the migration to an application centric architecture, which we expect will drive faster adoption of higher speed, low latency optical and wireless links.

We expect our revenue in the A&D market to be driven by the upgrading of radar applications and modern battlefield communications devices designed to improve situational awareness. Growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict.

We expect our revenue in the Automotive market to be subject to fluctuations in our largest customer’s market share and overall macroeconomic conditions.

We expect revenue in Multi-market to be driven by diverse demand for our multi-purpose catalog products.

Cost of revenue. Cost of revenue primarily consists of the cost of semiconductor wafers and other materials used in the manufacture of our products, and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory, and for fair market value adjustments related to the accounting for acquisitions, as well as amortization of intangible assets related to acquired technology.

Our gross margin in any period is significantly affected by industry demand and competitive factors in the markets into which we sell our products. Gross margin is also significantly affected by our product mix, that is, the percentage of our revenue in that period that is attributable to relatively higher or lower-margin products. Additional factors affecting our gross margin include fluctuations in the cost of wafers and materials, including precious metals, utilization of our wafer fabrication operation, level of usage of outsourced manufacturing, assembly, and test services, changes in our manufacturing yields, changes in foreign currencies, and numerous other factors, some of which are not under our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods, and our gross margin may fluctuate from period to period.

Research and development. R&D expense consists primarily of costs relating to our employees engaged in the design and development of our products and technologies, including wages and share-based compensation. R&D expense also includes costs for consultants, facilities, services related to supporting computer design tools used in the engineering and design process, prototype development and project materials. We expense all research and development costs as incurred. We expect to maintain or increase the dollar amount of R&D investment in future periods as we continue to invest in new product development, although amounts may increase or decrease in any individual quarter.

Selling, general and administrative. SG&A expense consists primarily of costs of our management, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes costs associated with being a public company, professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples, amortization of certain acquisition-related intangible assets relating to customer relationships and costs and expenses to acquire businesses.

Contingent consideration. Contingent earn-out consideration represents expense in which we have agreed to pay contingent amounts to the previous owners of acquired businesses based upon those businesses achieving contractual milestones. We record these obligations as liabilities at fair value and any changes in fair value are reflected in our earnings. As of October 3, 2014, we had approximately $0.8 million of outstanding earn-out obligations.

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs and integrate acquired businesses, including restructuring actions taken following the Mindspeed and Nitronex acquisitions.

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, income from transition services provided related to sales of businesses and assets, and income from our administrative and business development services agreement with GaAs Labs, which is one of our stockholders and an affiliate of our directors and majority stockholders John and Susan Ocampo. We expect interest expense to be higher in future periods due to increased borrowing to fund the Mindspeed, Nitronex and expected BinOptics acquisitions, as well as to provide additional liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP), requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our estimates and judgments. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, include revenue recognition, inventory valuation, share-based compensation, income tax expense and deferred tax accounting, fair value measurements and impairment of long-lived assets. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

Revenue recognition. We recognize revenue when: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. In circumstances with our distribution customers where we are unable to establish that certain sales prices are fixed and determinable, we defer the recognition of revenue, and the related costs, under agreements providing for rights of return and price protection until such time as our products are sold by the distributors to their customers. As of October 3, 2014, we have deferred revenue of $17.0 million and related cost of $4.6 million. In circumstances with distributor customers where returns are reasonably estimable and the sales price is fixed and determinable, we recognize revenue with the transfer of title and risk of loss, and provide for reserves for returns and other allowances. Historically, such returns and allowances have not been material based on the terms of our arrangements. We generally do not provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, we do not generally maintain a reserve for sales returns for such customers.

Inventory valuations. Inventory is stated at the lower of cost or market. We use a combination of standard cost and moving weighted-average cost methodologies to determine the cost basis for inventories, approximating a first-in, first-out basis. The standard cost of finished goods and work-in-process inventory is composed of material, labor and manufacturing overhead, which approximates actual cost. In addition to stating inventory at the lower of cost or market, we also evaluate inventory each quarter for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, and can result in excess or obsolete inventory. Once we write down inventory to its estimated net realizable value, we establish a new cost basis for that item and do not increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down is subsequently sold, we may realize higher than normal gross margin on these transactions. Neither inventory write-downs nor sales of previously written down inventory had a material impact on our operating results for any period presented in this Annual Report.

Share-based compensation. We provide share-based compensation awards to our directors, officers and employees as incentives in the form of options to purchase our common stock (stock options), restricted shares of our common stock (restricted stock) and units representing the right to receive common stock (restricted stock units), typically subject to a time-based or performance-based vesting restrictions. We measure compensation cost for such awards based upon fair value on the date of grant, and recognize this cost as expense over the service period the awards are expected to vest, net of estimated forfeitures. The fair value of restricted stock and restricted stock units is determined based on the excess of the estimated fair value of our common stock on the date of grant over the price paid or payable for the shares, which is generally zero. The fair value of stock options is determined using the Black-Scholes option-pricing model. We recognize the compensation expense associated with share-based awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The determination of fair value of share-based awards utilizing the Black-Scholes model is affected by the fair value of our common stock as of the time of grant and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires significant judgment and the use of assumptions which may differ materially from actual results. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Income taxes expense and deferred tax accounting. We periodically assess the likelihood that our deferred tax assets will be recovered from our future income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets. In making this assessment, we consider available positive and negative evidence. Conclusions reached are subject to significant judgments that are dependent upon changes in facts and circumstance. We acquired significant federal net operating loss (NOL) carryforwards in our acquisition of Mindspeed, approximately $307.0 million after consideration of change in control limitations within the Internal Revenue Code. We have concluded that recovery of these NOL carryforwards is more likely than not and recognized these deferred tax assets in our accounting for the business combination, without a valuation allowance. Our assessment of recovery is based in part on our assumption of generating taxable income in future periods through 2033. To the extent this assumption changes and we conclude that recovery in whole or in part is not more likely than not, we will need to provide a valuation allowance which will decrease our net income.

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

Impairment of long-lived assets. We evaluate long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. In evaluating an asset for recoverability, we estimate the undiscounted cash flows expected to result from our use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There was no impairment of long-lived assets in any period presented. As a result of our fiscal 2014 acquisitions, we had approximately $142.6 million of intangible assets as of October 3, 2014. To the extent that our assumptions about generation of future cash flows change, we could possibly be required to record a material impairment of intangible assets.

Goodwill is also subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. We perform the two-step goodwill impairment test. In fiscal years 2014 and 2013, we conducted step I of the quantitative goodwill impairment test, and concluded that there was no goodwill impairment and that the performance of the step II testing was not necessary.

RESULTS OF OPERATIONS

We acquired Nitronex on February 13, 2014. Given that we and Nitronex were under common control since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012, have been combined using historical amounts of each entity. The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Fiscal Years
	2014	2013	2012
Revenue	$418,662	323,071	303,336
Cost of revenue (1)(5)(6)	249,674	186,658	169,213

Gross profit	168,988	136,413	134,123

Operating expenses:
Research and development (1)(6)	73,685	44,588	36,752
Selling, general and administrative (1)(4)(6)	86,179	52,004	45,688
Litigation settlement	—	7,250	—
Contingent consideration	—	(577)	(3,922)
Restructuring charges	14,823	1,060	1,862

Total operating expenses	174,687	104,325	80,380

Income from operations	(5,699)	32,088	53,743

Other (expense) income:
Warrant liability (expense) income (2)	(3,928)	(4,312)	3,175
Class B conversion liability expense (3)	—	—	(44,119)
Interest expense (1)	(12,362)	(817)	(695)
Other income	3,217	372	185

Other (expense) income, net	(13,073)	(4,757)	(41,454)

Income (loss) before income taxes	(18,772)	27,331	12,289

Income tax provision	(8,054)	9,135	15,953

Income (loss) from continuing operations	(10,718)	18,196	(3,664)

Loss from discontinued operations	(4,605)	—	—

Net income (loss)	$(15,323)	$18,196	$(3,664)

(1)	Amortization expense related to intangible assets arising from acquisitions, non-cash compensation expense and amortization of deferred financing costs included in our consolidated statements of operations is set forth below (in thousands):

	Fiscal Years
	2014	2013	2012

Amortization expense:
Cost of revenue	$18,274	$2,986	$2,259
Selling, general and administrative	1,779	1,335	1,336
Non-cash compensation expense: (a)
Cost of revenue	1,771	1,039	715
Research and development	2,818	1,688	979
Selling, general and administrative	6,688	3,369	2,068
Amortization of deferred financing costs — interest expense	3,021	321	271

(a)	Includes (i) share-based compensation expense and (ii) incentive compensation amounts payable by the previous owner of the MACOM business to certain of our employees in connection with the sale of such business to us and recorded in our financial statements in a manner similar to share-based compensation.

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Represents changes in the fair value of certain features of our Class B convertible preferred stock that were recorded as liabilities and adjusted each reporting period to fair value. The liabilities were settled in connection with the IPO in March 2012.

(4)	Includes litigation costs of $4.3 million, $2.6 million and $484,000 incurred in fiscal years 2014, 2013 and 2012, respectively.

(5)	In fiscal year 2014, includes approximately $18.1 million of costs for step-up in valuation of Mindspeed’s inventory to fair value.

(6)	In fiscal year 2014, cost of revenue, research and development, and selling, general, and administrative includes approximately $1.4 million, $4.5 million and $13.9 million, respectively, of costs related to the acquisition and integration of Mindspeed.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Fiscal Years
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	59.6	57.8	55.8

Gross profit	40.4	42.2	44.2

Operating expenses:
Research and development	17.6	13.8	12.1
Selling, general and administrative	20.6	16.1	15.1
Litigation settlement	—	2.2	—
Contingent consideration	—	(0.2)	(1.3)
Restructuring charges	3.5	0.3	0.6

Total operating expenses	41.7	32.3	26.5

Income from operations	(1.4)	9.9	17.7

Other (expense) income:
Warrant liability expense (income)	(0.9)	(1.3)	1.0
Class B conversion liability expense	—	—	(14.5)
Interest expense	(3.0)	(0.3)	(0.2)
Other income	0.8	0.1	0.1

Other (expense) income, net	(3.1)	(1.5)	(13.7)

Income (loss) before income taxes	(4.5)	8.5	4.1
Income tax provision	(1.9)	2.8	5.3

Income (loss) from continuing operations	(2.6)	5.6	(1.2)
Income from discontinued operations	(1.1)	—	—

Net income (loss)	(3.7)%	5.6%	(1.2)%

Comparison of Fiscal Year Ended October 3, 2014 to Fiscal Year Ended September 27, 2013

Revenue. In fiscal year 2014, our revenue increased $95.6 million, or 29.6%, to $418.7 million from $323.1 million for fiscal year 2013. The increase in revenue was primarily due to the acquisition of Mindspeed, which expanded our product offerings significantly.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2014	2013	%Change
Networks	$183,344	$83,743	118.9%
A&D	87,560	91,338	(4.1)%
Multi-market	66,925	63,622	5.2%
Automotive	80,833	84,368	(4.2)%

Total	$418,662	$323,071

Networks	43.8%	25.9%
A&D	20.9%	28.3%
Multi-market	16.0%	19.7%
Automotive	19.3%	26.1%

Total	100.0%	100.0%

In fiscal year 2014, our Networks market revenue increased by $99.6 million, or 118.9%, compared to fiscal year 2013. The increase in revenue was primarily from sales of our newly acquired products from our Mindspeed Acquisition addressing carrier infrastructure, fiber-to-the-home access networks, physical media devices and broadcast video, as well as increased sales of our products targeting wireless backhaul and optical applications, partly offset by continued weakness in our products targeting set top box products.

In fiscal year 2014, our A&D market revenue decreased by $3.8 million, or 4.1%, compared to fiscal year 2013. We attribute this decrease to ramp down of certain legacy radar programs as well as cyclical demand for radar applications.

In fiscal year 2014, our Multi-market revenues increased $3.3 million, or 5.2%, compared to fiscal year 2013. The modest increase in revenue in the 2014 period was primarily from sales of our newly acquired CPE products, as partly offset by softness in demand for catalog products. We divested the CPE products in May 2014.

In fiscal year 2014, our Automotive market revenues decreased by $3.5 million, or 4.2%, compared to fiscal year 2013. This modest decrease was due to lower demand by our largest automotive customer for our GPS module.

Gross profit. In fiscal year 2014, our gross profit increased by $32.6 million or 23.9%, compared to fiscal 2013. Gross margin of 40.4%, decreased 1.8%, compared to fiscal year 2013. The higher gross profit was largely the result of leveraging higher revenue against fixed costs compared to fiscal year 2013. The decline in gross margin percentage included the effect of the step-up in valuation of Mindspeed’s inventory to fair value and other acquisition and integration costs increasing costs by $19.5 million, which offset the positive impact of selling higher margin products.

Research and development. In fiscal year 2014, R&D expense increased $29.1 million, or 65.3%, to $73.7 million, or 17.6% of our revenue, compared with $44.6 million, or 13.8% of our revenue in fiscal year 2013. R&D expense increased primarily as a result of increased headcount and employee compensation related to acquired businesses, of which approximately $4.5 million related to Mindspeed acquisition and integration costs.

Selling, general and administrative. In fiscal year 2014, SG&A expense increased $34.2 million, or 65.7%, to $86.2 million, or 20.6% of our revenue, compared with $52.0 million, or 16.1% of our revenue for fiscal year 2013. The increase was primarily due to increased headcount and employee compensation expense related to acquired businesses, acquisition integration expense, and increased litigation costs, of which approximately $13.9 million related to the Mindspeed Acquisition.

Litigation settlement. In fiscal year 2013, we incurred $7.3 million in connection with the global settlement of all claims and litigation between us and GigOptix.

Contingent consideration. In fiscal year 2013, we recorded income of $0.6 million as a result of changes in the fair value of the contingent consideration related to past acquisitions.

Restructuring charges. In fiscal year 2014, restructuring charges were $14.8 million, or 3.5% of our revenue compared with $1.1 million, or 0.3% of our revenue for fiscal year 2013. Restructuring charges were due to a reduction in headcount as part of the integration of the Mindspeed business and included severance, related benefits, and an immaterial amount of non-employee related charges.

Income (loss) from operations. In fiscal year 2014, loss from operations decreased $37.8 million to a loss of $5.7 million, or 1.4% of our revenue compared with income from operations of $32.1 million, or 9.9%, of our revenue for fiscal year 2013. The fiscal year 2014 loss was primarily driven by the incremental costs incurred related to our acquisition and integration of Mindspeed.

Warrant liability. In fiscal year 2014, we recorded an expense of $3.9 million compared to an expense of $4.3 million for fiscal year 2013. The expense relates to the change in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. In fiscal year 2014, interest expense was $12.4 million, or 3.0% of our revenue, compared with $0.8 million, or 0.3% of our revenue for fiscal year 2013, primarily due to increased borrowings outstanding under our Credit Agreement at higher interest rates. The borrowings were primarily utilized to fund our Mindspeed and Nitronex Acquisitions.

Other income. In fiscal year 2014, other income was $3.2 million for services and fees earned under a transition services agreement related to a business sold during the fiscal year.

Provision for income taxes. In fiscal year 2014, the provision for income taxes was a benefit of $8.1 million compared to an expense of $9.1 million for fiscal year 2013. The provision for income taxes decreased primarily due to a current period taxable loss in the U.S. for which we have recorded a benefit, partially offset by income taxed in foreign jurisdictions.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for fiscal year 2014 and 2013, was primarily impacted by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, as well as income taxed in foreign jurisdictions at generally lower tax rates, partly offset by U.S. state income taxes, and, for fiscal year 2014, by nondeductible expenses for tax purposes resulting from the Mindspeed Acquisition and pre-acquisition Nitronex losses.

The aggregate net deferred income tax assets acquired in the Mindspeed Acquisition were $92.9 million, net of a $9.2 million valuation allowance. A valuation allowance is required to the extent we believe that it is more likely than not our deferred tax assets will not be recovered.

At the date of the acquisition, Mindspeed had federal NOL carryforwards of approximately $668.8 million, which will expire at various dates through 2033, and federal research and development tax credit carryforwards of $19.9 million. Both the NOL and the tax credits are subject to change-in-control limitations within the Internal Revenue Code and, accordingly, these carryforwards were reduced to $307.0 million, the estimated realizable amount after consideration of the limitations. The NOL carryforwards and tax credits are included in the computation of net deferred income tax assets arising from the acquisition.

During fiscal year 2014, the Company increased its unrecognized tax benefits by $1.7 million primarily relating to positions to be taken by the Company in its US tax filings. During fiscal year 2014, the Company settled the federal audit for fiscal years 2011 and 2012 with no material impact upon the financial statements.

Comparison of Fiscal Year Ended September 27, 2013 to Fiscal Year Ended September 28, 2012

Revenue. In fiscal year 2013, our revenue increased $19.7 million, or 6.5%, to $323.1 million from $303.3 million for fiscal year 2012. The increase in revenue was primarily due to increasing sales of GPS modules to our customer Ford, in our Automotive market.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years		% Change
	2013	2012
Networks	83,743	83,379	0.4%
A&D	91,338	96,143	(5.0)%
Multi-Market	63,622	70,427	(9.7)%
Automotive	84,368	53,387	58.0%

Total	323,071	303,336

Networks	25.9%	27.5%
A&D	28.3%	31.7%
Multi-Market	19.7%	23.2%
Automotive	26.1%	17.6%

Total	100.0%	100.0%

In fiscal year 2013, our Networks market revenue was essentially flat compared to fiscal year 2012. The increased revenue was due to increased sales of our optical products, partly offset by a decrease in sales of our products for wired broadband applications and cellular infrastructure and wireless backhaul applications.

In fiscal year 2013, our A&D market revenue decreased by $4.8 million compared to fiscal year 2012. This decrease was due to decreased revenue from sales of our products for satellite communications applications and for tactical and public safety radios.

In fiscal year 2013, our Multi-market revenues decreased by $6.8 million compared to fiscal year 2012. This decrease was driven by decreased sales of our products targeting certain higher volume consumer applications.

In fiscal year 2013, our Automotive market revenues increased by $31.0 million compared to fiscal year 2012. This increased revenue was due to higher adoption by Ford of our GPS modules across the majority of its domestic fleet.

Gross profit. In fiscal year 2013, our gross profit increased $2.3 million, or 1.7%, compared to fiscal year 2012. Gross margin of 42.2%, decreased 2.0% compared to fiscal year 2012. The higher gross profit was largely the result of leveraging greater revenue against fixed costs compared to fiscal year 2013. The decline in gross margin percentage included the effect of unfavorable manufacturing costs caused by lower factory utilization due to decreased sales of our products targeting certain higher volume consumer applications.

Research and development. In fiscal year 2013, R&D expense increased $7.8 million, or 21.3%, to $44.6 million, or 13.8% of our revenue, compared with $36.8 million, or 12.1% of our revenue, in fiscal year 2012. R&D expenses increased for higher compensation expense, material purchases and engineering supplies.

Selling, general and administrative. In fiscal year 2013, SG&A expense increased $6.3 million, or 13.8%, to $52.0 million, or 16.1% of our revenue, compared with $45.7 million, or 15.1% of our revenue, for fiscal year 2012. SG&A expenses increased due to increased litigation and related professional fees, a $1.3 million expense to restore a leased facility under the requirements of the lease agreement, and an increase in compensation expense.

Litigation settlement. In fiscal year 2013, we incurred $7.3 million in connection with the global settlement of all claims and litigation between us and GigOptix.

Contingent consideration. In fiscal year 2013, we recorded income of $0.6 million, a result of changes in the fair value of the contingent consideration related to past acquisitions.

Restructuring charges. In fiscal year 2013, restructuring charges were $1.1 million, or 0.3% of our revenue, compared with $1.9 million, or 0.6% of our revenue for fiscal year 2012. Restructuring charges were due to a planned reduction in headcount and included severance and related benefits that we subsequently paid.

Income (loss) from operations. In fiscal year 2013, income from operations decreased $21.7 million, or 40.3%, to $32.1 million, or 9.9%, of our revenue, compared with $53.7 million, or 17.7%, of our revenue for fiscal year 2012.

Warrant liability. In fiscal year 2013, we recorded an expense of $4.3 million compared to a gain of $3.2 million for fiscal year 2012. The expense relates to the change in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. In fiscal year 2013, interest expense was $0.8 million, or 0.3% of our revenue, compared with $0.7 million, or 0.2% of our revenue for fiscal year 2012.

Other income. In fiscal year 2013, other income was $0.4 million, from a related-party consulting agreement. The increase was due to higher billing rates over fiscal year 2012.

Provision for income taxes. In fiscal year 2013, the provision for income taxes was an expense of $9.1 million compared to and expense of $16.0 million for fiscal year 2012. The provision for income taxes and the effective income tax rate decreased primarily due to increases in the 2013 period in the amount of income taxed in foreign jurisdictions at generally lower tax rates as well as due to the impact of a retroactive U.S. research and development tax credit that had previously expired on December 31, 2011 and was reinstated as part of The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, resulting in a larger benefit being recognized during fiscal year 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 2014, we held $173.9 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $25.3 million in fiscal 2014, of which the principal components were net loss of $15.3 million, plus non-cash expense of $57.7 million, partially offset by unfavorable changes in operating assets and liabilities of $17.0 million, net of acquired balances. Decreases in accounts receivable of $2.2 million as well as increases in deferred revenue of $7.6 million were partially offset by increases in inventory of $9.6 million and prepaid and other assets of $0.6 million and decreases in accounts payable, accrued and other liabilities and income taxes payable of $7.1 million, $6.8 million and $2.7 million, respectively.

Cash used in investing activities was $264.2 million in fiscal year 2014, which consisted of net business acquisition expenditures of $260.9 million for the purchase of Mindspeed, Nitronex and other smaller businesses, purchases of intangibles of $5.5 million, $17.0 million of purchases of property and capital equipment, including renovation of leased facilities and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools, as well as $5.3 million of purchases of investments. These expenditures were partially offset by proceeds from the sale of businesses of $12.0 million and proceeds from the sale of assets of $12.3 million for the divestiture of the wireless business of Mindspeed and the sale of our CPE product line, respectively.

Cash from financing activities was $302.4 million in fiscal year 2014, of which $337.4 million related to borrowings under our credit facility, net of financing costs. Proceeds from stock option exercises, employee stock purchases and excess tax benefits related to restricted stock awards totaled $2.7 million during the period. Payment of assumed Mindspeed debt totaled $40.9 million. We have presented payments received by Nitronex from GaAs Labs, LLC prior to our acquisition of Nitronex as capital contributions.

On May 8, 2014, we refinanced our outstanding indebtedness under our prior revolving credit facility (Prior Facility) and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due through draws on the Credit Agreement. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount (OID) of 0.75%, which is being amortized over the term of the Term Loans using the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, the entire $350.0 million principal, less the OID, amount of the Term Loans, was funded and no draws were made on the Revolving Facility. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that we must comply with certain financial and non-financial covenants. As of October 3, 2014, we were in compliance with all financial and non-financial covenants under the Credit Agreement.

As of October 3, 2014, we had $349.1 million of outstanding Term Loan borrowings under the Credit Agreement with $100.0 million of borrowing availability under the Revolving Facility as of that date. We expect to draw all $100.0 million of remaining borrowing availability under the Revolving Facility in connection with the closing of the BinOptics Acquisition and to fund the remainder of the purchase price from our cash on hand.

In July 2013, we announced that we had licensed GaN process technology from GCS and would be installing such process technology at our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees, and other related costs and expenses. We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of October 3, 2014, of up to $5.3 million through July 2016.

We currently estimate our capital expenditures for property, plant, and equipment in fiscal year 2015 to be approximately $18.5 million.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of October 3, 2014, cash held by our foreign subsidiaries was $32.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents and potential remaining borrowing capacity under our Revolving Facility for general corporate purposes, including working capital and the BinOptics Acquisition. We may also use a portion of our cash and cash equivalents and any amounts remaining under our Revolving Facility, which we may draw on from time to time, for the acquisition of, or investment in, complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents, cash generated from operations, and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the Notes to our Consolidated Financial Statements. As of October 3, 2014, we do not have material material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of October 3, 2014, (in thousands):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Debt Principal Payments	$349,125	$3,478	$6,853	$6,717	$332,077
Estimated Interest Payments on Long-term Debt	98,991	15,652	30,837	30,226	22,276
Operating Lease Obligations (1)	36,203	7,388	13,292	10,426	5,097
Purchase Commitments (2)	5,208	5,208	—	—	—

	$489,527	$31,726	$50,982	$47,369	$359,450

(1)	We have non-cancelable operating lease agreements for office, research, development, and manufacturing space in the U.S. and foreign locations. We also have operating leases for certain equipment, automobiles and services. These lease agreements expire at various dates through 2022 and certain agreements contain provisions for extension at substantially the same terms as currently in effect.
(2)	In the normal course of business, we enter into supply arrangements with certain of our suppliers to purchase minimum quantities of inventories.

As of October 3, 2014, we had an estimated $1.7 million in asset retirement obligations for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could materially change in the next 12 months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.

As of October 3, 2014, we had a long term technology licensing and transfer commitment that calls for potential payments of up to $5.3 million through July 2016.

As of October 3, 2014, we had recorded $1.7 million of unrecognized tax benefits. The Company is unable to make a reasonable estimate as to when and if such amounts will be paid.

OTHER MATTERS

Inflation did not have a material impact upon our results of operations during the three-year period ended October 3, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our long-term debt obligations, as well as foreign exchange rate risk.

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity, and earn a money market rate of return. To minimize market risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of bank deposit and money market funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of October 3, 2014, we had $349.1 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

M/A-COM Technology Solutions Holdings, Inc.

Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of M/A-COM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 3, 2014 and September 27, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended October 3, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2014 and September 27, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 3, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company and Nitronex, LLC (“Nitronex”) merged in a common control business combination on February 13, 2014. The accompanying consolidated financial statements have been presented in a manner similar to a pooling-of-interests and include the results of operations of Nitronex since June 25, 2012, which was the date common control commenced and amounts have been retroactively combined using historical amounts.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 9, 2014

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 3, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$173,895	$110,488
Accounts receivable, net	75,156	63,526
Inventories	73,572	54,908
Deferred income taxes	35,957	10,404
Other current assets	14,769	7,121

Total current assets	373,349	246,447

Property and equipment, net	50,357	32,735
Goodwill	10,784	6,750
Intangible assets, net	142,633	24,798
Deferred income taxes	84,629	404
Other assets	20,482	5,501

Total assets	$682,234	$316,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	29,797	25,986
Current portion long-term debt	3,478	—
Accrued liabilities	34,248	16,921
Income taxes payable	865	20
Deferred revenue	17,258	9,231

Total current liabilities	85,646	52,158
Long-term debt, less current portion	343,178	—
Warrant liability	15,801	11,873
Other long-term liabilities	9,042	3,478
Deferred income taxes	—	1,985

Total liabilities	453,667	69,494

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 47,607 and 46,493 shares issued and 47,584 and 46,470 shares outstanding as of October 3, 2014 and September 27, 2013, respectively, of which 59 and 74 shares, respectively, are subject to forfeiture	48	46
Accumulated other comprehensive loss	(1,354)	(167)
Additional paid-in capital	377,714	379,780
Treasury stock, 23 shares of common stock as of October 3, 2014 and September 27, 2013, respectively, at cost	(330)	(330)
Accumulated deficit	(147,511)	(132,188)

Total stockholders’ equity	228,567	247,141

Total liabilities and stockholders’ equity	$682,234	$316,635

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2014	2013	2012
Revenue	$418,662	$323,071	$303,336
Cost of revenue	249,674	186,658	169,213

Gross profit	168,988	136,413	134,123

Operating expenses:
Research and development	73,685	44,588	36,752
Selling, general and administrative	86,179	52,004	45,688
Litigation settlement	—	7,250	—
Contingent consideration	—	(577)	(3,922)
Restructuring charges	14,823	1,060	1,862

Total operating expenses	174,687	104,325	80,380

Income (loss) from operations	(5,699)	32,088	53,743

Other income (expense):
Warrant liability gain (expense)	(3,928)	(4,312)	3,175
Class B conversion liability expense	—	—	(44,119)
Interest expense	(12,362)	(817)	(695)
Other income	3,217	372	185

Other income (expense), net	(13,073)	(4,757)	(41,454)

Income (loss) before income taxes	(18,772)	27,331	12,289
Income tax provision (benefit)	(8,054)	9,135	15,953

Income (loss) from continuing operations	(10,718)	18,196	(3,664)
Loss from discontinued operations	(4,605)	—	—

Net income (loss)	(15,323)	18,196	(3,664)
Accretion to redemption value of redeemable preferred stock and participating stock dividends	—	—	(2,616)

Net income (loss) attributable to common stockholders	$(15,323)	$18,196	$(6,280)

Net income (loss) per share:
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.23)	$0.40	$(0.25)
Loss from discontinued operations	(0.10)	—	—

Net income (loss) — basic	$(0.33)	$0.40	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.23)	$0.39	$(0.25)
Loss from discontinued operations	(0.10)	—	—

Net income (loss) — diluted	$(0.33)	$0.39	$(0.25)

Shares used to compute net income (loss) per common share:
Basic	47,009	45,916	24,758

Diluted	47,009	47,137	24,758

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years
	2014	2013	2012
Net income (loss)	(15,323)	$18,196	$(3,664)
Pension adjustment	(90)	—	—
Foreign currency translation gain (loss)	(1,097)	(30)	44

Total comprehensive income (loss)	$(16,510)	$18,166	$(3,620)

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

					Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance — September 30, 2011	1,747	$2	—	$—	$(181)	$—	$(144,658)	$(144,837)
Issuance of common stock upon initial public offering, net of costs incurred	5,556	5	—	—	—	93,681	—	93,686
Conversion of redeemable and convertible preferred stock and Class B conversion liability	37,677	38	—	—	—	310,094	—	310,132
Payment of Class B conversion preference	—	—	—	—	—	(60,000)	—	(60,000)
Capital contributions	—	—	—	—	—	13,645	—	13,645
Reclaim of escrow	—	—	—	—	—	247	—	247
Exercise of stock options awards	366	—	—	—	—	527	—	527
Vesting of restricted common stock	106	—	—	—	—	—	—	—
Shares repurchased for tax withholdings on stock awards	—	—	43	(685)	—	—	—	(685)
Stock-based and other incentive compensation	—	—	—	—	—	3,762	—	3,762
Accretion of preferred stock	—	—	—	—	—	(554)	(2,062)	(2,616)
Excess tax benefits	—	—	—	—	—	214	—	214
Foreign currency translation	—	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	(3,664)	(3,664)

Balance — September 28, 2012	45,452	45	43	(685)	(137)	361,616	(150,384)	210,455
Capital contributions	—	—	—	—	—	8,435	—	8,435
Issuance of common stock upon exercise of stock options	614	1	—	—	—	604	—	605
Vesting of restricted common stock and units	248	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	131	—	—	—	—	1,281	—	1,281
Shares repurchased for tax withholdings on stock awards	—	—	6	(77)	—	—	—	(77)
Retirement of treasury stock	(26)	—	(26)	432	—	(432)	—	—
Share-based and other incentive compensation	—	—	—	—	—	6,096	—	6,096
Excess tax benefits	—	—	—	—	—	2,180	—	2,180
Foreign currency translation	—	—	—	—	(30)	—	—	(30)
Net income	—	—	—	—	—	—	18,196	18,196

Balance — September 27, 2013	46,419	$46	23	$(330)	$(167)	$379,780	$(132,188)	$247,141

(Continued)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

					Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance — September 27, 2013	46,419	$46	23	$(330)	$(167)	$379,780	$(132,188)	$247,141

Capital contributions	—	—	—	—	—	3,200	—	3,200
Common control business combination	—	—	—	—	—	(26,080)	—	(26,080)
Common control tax benefits	—	—	—	—	—	6,069	—	6,069
Issuance of common stock upon exercise of stock options	515	1	—	—	—	2,218	—	2,219
Issuance of common stock pursuant to employee stock purchase plan	150	—	—	—	—	1,810	—	1,810
Vesting of restricted common stock and units	536	1	—	—	—	—	—	1
Shares repurchased for tax withholdings on stock awards	(72)	—	—	—	—	(1,282)	—	(1,282)
Share-based and other incentive compensation	—	—	—	—	—	11,277	—	11,277
Fair value of vested awards assumed in acquisition	—	—	—	—	—	785	—	785
Excess tax benefits	—	—	—	—	—	(63)	—	(63)
Foreign currency translation	—	—	—	—	(1,097)	—	—	(1,097)
Pension adjustment	—	—	—	—	(90)	—	—	(90)
Net loss	—	—	—	—	—	—	(15,323)	(15,323)

Balance — October 3, 2014	47,548	$48	23	$(330)	$(1,354)	$377,714	$(147,511)	$228,567

See notes to consolidated financial statements.

(Concluded)

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,323)	$18,196	$(3,664)
Adjustments to reconcile net (loss) income to net cash from operating activities (net of acquisition):
Warrant liability expense (gain)	3,928	4,312	(3,175)
Class B conversion liability expense	—	—	44,119
Depreciation and amortization	52,671	14,822	12,592
Amortization and write-off of deferred financing costs	3,021	321	271
Contingent consideration	—	(577)	(3,922)
Deferred income taxes	(13,328)	(4,650)	1,985
Loss on disposal of property and equipment	89	47	152
Stock-based and other noncash incentive compensation	11,277	6,096	3,762
Change in operating assets and liabilities (net of acquisition):
Payment of contingent consideration	—	(5,328)	—
Accounts receivable	2,223	(8,495)	(8,275)
Inventories	(9,586)	3,368	(5,208)
Prepaid expenses and other assets	(646)	(4,753)	(220)
Accounts payable	(7,140)	(3,642)	5,998
Accrued and other liabilities	(6,811)	4,337	(1,995)
Income taxes	(2,656)	3,714	(7,017)
Deferred revenue	7,571	1,135	(5,023)

Net cash from operating activities	25,290	28,903	30,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,973)	(12,336)	(15,679)
Strategic investments	(5,250)	—	—
Acquisition of intellectual property	(5,490)	(897)	—
Acquisition of businesses, net	(260,875)	—	—
Sale of product line	12,000	—	—
Sale of business	12,345	—	—

Net cash used in investing activities	(264,243)	(13,233)	(15,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters’ discount	—	—	98,175
Payment of Class B preference	—	—	(60,000)
Capital contributions	3,200	8,435	11,578
Borrowings from revolving credit facility	245,000	—	—
Payments on revolving credit facility	(245,000)	—	—
Proceeds from notes payable	350,000	—	—
Payments on notes payable	(3,500)	—	—
Payments of assumed debt	(40,917)	—	(6,532)
Financing and offering costs	(9,106)	(1,527)	(3,362)
Excess tax benefits	(63)	2,180	214
Repurchase of common stock	(1,282)	(77)	(685)
Proceeds from stock option exercises and employee stock purchases	4,028	1,886	527
Payment of contingent consideration	—	(675)	(15,000)
Payment of dividends	—	—	(635)
Other	—	(4)	(49)

Net cash from financing activities	302,360	10,218	24,231

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,407	25,888	38,932
CASH AND CASH EQUIVALENTS — Beginning of year	110,488	84,600	45,668

CASH AND CASH EQUIVALENTS — End of year	$173,895	$110,488	$84,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,994	$501	$317

Cash paid for income taxes	$4,668	$7,318	$19,634

See notes to consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave and millimeterwave spectrum. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

MACOM’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. The fiscal years presented in the accompanying consolidated financial statements were 53 weeks in length for fiscal year ended October 3, 2014 and 52 weeks in length for fiscal years September 27, 2013 and September 28, 2012. Unless otherwise indicated, references in the consolidated financial statements to fiscal years 2014, 2013 and 2012, are to the Company’s fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012, respectively.

MACOM acquired Nitronex, LLC (Nitronex) in connection with a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave and millimeterwave applications, was previously acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. GaAs Labs is a stockholder in MACOM and GaAs Labs, Nitronex, and MACOM were under common control from June 25, 2012 through February 13, 2014, due to a common controlling stockholder. The accompanying financial statements as of October 3, 2014 and September 27, 2013, and for each of the fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012 combine MACOM’s historical consolidated financial statements with the historical financial statements of Nitronex from June 25, 2012 through October 3, 2014, and have been presented in a manner similar to a pooling-of-interests to include the results of operations of each business since the date of common control. The accompanying combined and consolidated financial statements are referred to as “consolidated” for all periods presented.

On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of high-performance, analog semiconductor solutions for communications infrastructure applications (Mindspeed Acquisition). MACOM acquired Mindspeed to further its expansion into high-performance analog products.

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub, and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and borrowings under its revolving credit facility (see Note 8). The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million, and MACOM assumed $81.3 million of liabilities and incurred transaction costs of $4.5 million expensed in fiscal year 2014.

The Mindspeed Acquisition was accounted for as a purchase, and the operations of Mindspeed have been included in MACOM’s consolidated financial statements since December 18, 2013, the date of acquisition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Prior to the Nitronex Acquisition, MACOM and Nitronex, did not have material intracompany transactions.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, the Company bases estimates and assumptions on historical experience, currently available information, and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Discontinued Operations—In the second quarter of fiscal year 2014, the Company sold assets of the non-core wireless business of Mindspeed and presented the divested businesses as assets held for sale as of the date of the Mindspeed acquisition. The operating results of the business are reflected in discontinued operations.

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

The financial statements of the Company’s foreign operations where the functional currency is the U.S. dollar, but where the underlying transactions are transacted in a different currency, are remeasured at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Nonmonetary assets and liabilities, such as inventories and property and equipment, and related statements of operations accounts, such as cost of revenue and depreciation, are remeasured at historical exchange rates. Revenue and expenses, other than cost of revenue, amortization and depreciation, are translated at the average exchange rate for the period in which the transaction occurred. The net gains (losses) on foreign currency remeasurement are reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company’s recognized net gains and losses on foreign exchange are included in selling, general and administrative expense and for all periods presented were immaterial.

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

Goodwill and Intangible Assets—The Company has intangible assets with indefinite and definite lives. Goodwill and the “M/A-COM” trade name are indefinite-lived assets and were acquired through business combinations. Neither the goodwill nor the “M/A-COM” trade name are subject to amortization; these are reviewed for impairment annually and more frequently if events or changes in circumstances indicate that the assets may be impaired. If impairment exists, a loss would be recorded to write down the value of the indefinite-lived assets to their implied fair values. There have been no impairments of intangible assets in any period presented through October 3, 2014. The Company’s other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. The Company amortizes definite-lived assets over their estimated useful lives, which range from five to ten years, based on the pattern over which the Company expects to receive the economic benefit from these assets.

Impairment of Long-Lived Assets—Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization, which includes technology and customer relationships. The Company evaluates long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset or asset group, significant adverse changes in the business climate or legal factors, the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not, be sold or disposed of significantly before the end of its previously estimated useful life.

In evaluating an asset for recoverability, the Company estimates the undiscounted cash flows expected to result from the Company’s use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There was no impairment of long-lived assets in any period presented. Intangible assets related to in-process research and development acquired are not amortized until the underlying asset begins revenue generating activity, at which time it is amortized over its estimated useful life. Intangibles related to abandoned in-process research and development projects are expensed in the period the project is abandoned.

Revenue Recognition—The Company recognizes revenue when: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. In circumstances with distribution customers where the Company is unable to conclude certain sales prices are fixed and determinable, the Company defers the recognition of revenue, and the related costs, under agreements providing for rights of return and price protection until such time as the Company’s products are sold by the distributors to their customers. In circumstances with distributor customers where returns are reasonably estimable and the sales price is fixed and determinable, the Company recognizes revenue with the transfer of title and risk of loss, and provide for reserves for returns and other allowances. The Company does not generally provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, the Company does not generally maintain a reserve for sales returns for such customers. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of costs of revenue. The Company provides warranties for its products and accrues the estimated costs of warranty claims in the period the related revenue is recorded. As of October 3, 2014 and September 27, 2013, $4.6 million and $3.1 million, respectively, of product costs pertaining to deferred revenue was included in inventories as finished goods in the accompanying consolidated balance sheets.

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

Nitronex elected, for U.S. income tax purposes, to be taxed as a limited-liability company. As such, for the periods prior to its acquisition by MACOM, Nitronex’s federal and state income taxes are the responsibility of GaAs Labs and no provision for income taxes is recorded in the financial statements for such periods.

Earnings Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options, warrants, and restricted stock units, using the treasury stock method.

Asset Retirement Obligations—The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset.

Changes in the fair value of a liability for an asset retirement obligation due to the passage of time are measured by applying an interest method of allocation. Under this method, changes in fair value due to the passage of time are recognized as an increase in the liability and expense in the same expense category for which the asset relates. Changes in fair value resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase, or a decrease in the carrying amounts of the liability and associated asset.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.

Contingent Consideration—The Company estimates and records at the acquisition date, the fair value of contingent consideration making up part of the purchase price consideration for acquisitions. Additionally, at each reporting period, the Company estimates the change in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated statements of operations. The Company estimates the fair value of contingent consideration by discounting the associated expected cash flows, using a probability-weighted, discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios.

Share-Based Compensation—The Company accounts for all share-based compensation arrangements using the fair value method. The Company recognizes compensation expense over the requisite service period of the award, which is generally the vesting period, using the straight-line method and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. The Company records the expense in the consolidated statements of operations in the same manner in which the award recipients’ costs are classified. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. The Company records expense related to awards issued to non-employees over the related service period and periodically revalues the awards as they vest. The Company derives the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted-average expected term of the options using the simplified method, which is a method of applying a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. The decision to use the simplified method is based on a lack of relevant historical data, due to the Company’s limited operating experience. In addition, due to the Company’s limited historical data, the Company incorporates the historical volatility of comparable companies with publicly available share prices to determine estimated volatility. The accounting for stock options requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Guarantees and Indemnification Obligations—The Company enters into agreements in the ordinary course of business with, among others, customers, distributors and original equipment manufacturers (OEMs).

Most of these agreements require the Company to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which the Company grants limited licenses to specific Company trademarks require the Company to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require the Company to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions of the Company, its employees, agents or representatives. In addition, from time to time, the Company has made certain guarantees in the form of warranties regarding the performance of Company products to customers.

The Company has agreements with certain vendors, creditors, lessors, and service providers pursuant to which the Company has agreed to indemnify the other party for specified matters, such as acts and omissions of the Company, its employees, agents or representatives.

The Company has procurement or licensed agreements with respect to technology that is used in its products and agreements in which the Company obtains rights to a product from an OEM. Under some of these agreements, the Company has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to the Company’s acts or omissions relating to the supplied products or technologies.

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

The Company has not experienced any losses related to these indemnification obligations in any period presented, and no claims with respect thereto were outstanding as of October 3, 2014. The Company does not expect significant claims related to these indemnification obligations and, consequently, has concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.

Recent Accounting Pronouncements— Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements. ASU 2014-09 will be effective for the Company in our fiscal year beginning on October 4, 2014.

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

Evaluation of Subsequent Events—Management has evaluated subsequent events involving the Company for potential recognition or disclosure in the accompanying audited consolidated financial statements through the date of the issuance of the consolidated financial statements. Subsequent events are events or transactions that occurred after the balance sheet date but before the accompanying consolidated financial statements are issued. See Note 26 to these Notes to Consolidated Financial Statements.

3. ACQUISITIONS AND INVESTMENTS

Acquisition under Common Control—On February 13, 2014, MACOM acquired Nitronex, an entity under common control, through a cash payment of $26.1 million for all of the outstanding ownership interests of Nitronex. MACOM funded the Nitronex Acquisition through the use of available cash and borrowings under its revolving credit facility. The purchase price includes $3.9 million held on account by a third-party escrow agent pending any claims by MACOM in connection with general representation matters made by GaAs Labs in the transaction. The indemnification period expires in August 2015, at which point if no claims are made, all amounts will be paid to GaAs Labs.

On June 25, 2012, GaAs Labs acquired 100% of the outstanding voting stock of Nitronex in exchange for $2.1 million previously advanced by GaAs Labs as notes payable and the assumption of liabilities aggregating $11.2 million, which was accounted for as a purchase. All assets acquired and liabilities assumed were recognized based upon the fair value of such assets and liabilities measured as of the date of acquisition. The full amount of goodwill resulting from this acquisition is deductible for tax purposes. The aggregate purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,184
Other assets	980
Intangible assets	8,350

Total assets acquired	10,514

Current liabilities	4,219
Debt	6,532
Other liabilities	457

Total liabilities assumed	11,208

Net assets acquired	(694)
Consideration:
Previously advanced notes payable	2,066

Goodwill	$2,760

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Technology	$7,600	7
Customer relationships	750	10

	$8,350

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be seven years.

The Company has presented payments in the form of capital contributions received by Nitronex from the majority stockholder prior to the acquisition of Nitronex of $3.2 million, $8.4 million and $11.6 million, respectively, in fiscal year 2014, 2013 and 2012, as an increase to additional paid-in capital.

Acquisition of Mindspeed Technologies, Inc.—On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of semiconductor solutions for communications infrastructure applications (Mindspeed Acquisition). The Company acquired Mindspeed to further its expansion into high-performance analog products.

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and borrowings under its revolving credit facility. The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million and MACOM assumed $81.3 million of liabilities and incurred costs of $4.5 million expensed during fiscal year 2014.

The Mindspeed Acquisition was accounted for as a purchase and the operations of Mindspeed have been included in MACOM’s consolidated financial statements since the date of acquisition.

MACOM is recognizing assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Mindspeed is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. None of the goodwill resulting from this acquisition is deductible for tax purposes.

The Company will finalize its allocation of purchase price during the first quarter of fiscal year 2015, upon finalization of the income tax related analysis. The preliminary allocation of purchase price as of October 3, 2014, is as follows:

	Original Allocation	Allocation Adjustments	October 3, 2014 Adjusted Allocation
Assets acquired:
Current assets	$53,302	$(2,690)	$50,612
Intangible assets	146,690	(8,027)	138,663
Deferred income taxes	66,101	26,780	92,881
Other assets	33,297	(1,509)	31,788

Total assets acquired	299,390	14,554	313,944

Liabilities assumed:
Current liabilities	31,159	4,111	35,270
Debt	39,824	353	40,177
Other long-term liabilities	5,595	270	5,865

Total liabilities assumed	76,578	4,734	81,312

Net assets acquired	222,812	9,820	232,632

Consideration:
Cash paid upon closing, net of cash acquired	$232,028	—	$232,028
Fair value of vested awards assumed in acquisition	1,491	(706)	785

Total consideration	233,519	(706)	232,813

Goodwill	10,707	(10,526)	181

The Allocation Adjustments were recorded during the measurement period between the December 18, 2013 acquisition and the end of fiscal year 2014 as a result of obtaining the information necessary to update preliminary estimates.

In connection with the Mindspeed Acquisition, MACOM assumed all of the outstanding options and all unvested restricted stock awards under Mindspeed’s equity plans and converted such options and stock awards into equivalent MACOM awards under the same general terms and conditions as were in existence with adjustments made to shares and exercise prices, if any, pursuant to a formula stipulated in the terms of the acquisition. The fair value of the assumed options and stock awards was $4.1 million, of which $0.8 million relates to vested stock options which has been included in the purchase consideration and the remainder relates to unvested stock options and stock awards, which will be expensed as the remaining services are provided.

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$109,263	7
Customer relationships	11,430	10
In-process research and development	17,970	N/A

	$138,663

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be seven years.

The following is a summary of Mindspeed revenue and earnings included in MACOM’s accompanying consolidated statements of operations for fiscal year 2014 (in thousands):

Revenue	94,613
Loss from continuing operations before income taxes	(9,266)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for fiscal year 2014 below give effect to the Mindspeed Acquisition, described above, as if it had occurred at September 29, 2012. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the acquisition costs of $4.4 million paid by MACOM, $14.1 million of restructuring charges and change-in-control payments, the impact of the step-up to fair value of the acquired inventory, as well as the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 29, 2012. The supplemental pro forma earnings for fiscal year 2014 and 2013 were adjusted to exclude discontinued operations. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

	Fiscal Years
	2014	2013
	(in thousands)
Revenue	$438,118	$460,730
Income (loss) from continuing operations before income taxes	964	(18,622)

Other Acquisitions—In the fiscal fourth quarter of 2014 we acquired two businesses, I.K.E., Incorporated (IKE Micro) and Photonic Controls, LLC (Photonic Controls), for total cash consideration of $2.8 million. The first acquisition, IKE Micro, is a specialized build-to-print house based in Nashua, New Hampshire. The primary purpose of IKE Micro acquisition is to drive COGS reductions and further improve gross margin in our

Optoelectronics business. The second acquisition, Photonic Controls, is a small design company based in Horseheads, New York which specializes in photonic semiconductor development and system design. Its primary focus is to design silicon photonic chips for 100G/400G optical networks.

The assets acquired and liabilities assumed were recorded at their fair values and operating results were included in the financial statements from the date of acquisition. The preliminary purchase price allocation resulted in goodwill of $3.9 million and intangible assets, including manufacturing know-how and customer relationships, of $1.6 million recorded on the date of acquisition, which will be amortized over 7-10 years. Additionally, the Company recorded a contingent consideration liability of $0.8 million related to the acquisition of Photonic Controls which is included in other long-term liabilities in the accompanying consolidated balance sheet as of October 3, 2014. The maximum possible payment of contingent purchase price is $1.3 million. Approximately $1.7 million of the goodwill resulting from these acquisitions is deductible for tax purposes. The purchase price allocation will be finalized in fiscal 2015 upon receipt of final information related to valuation of intangibles. The acquisitions were not material to the Company’s consolidated financial statements.

Acquisition of the MACOM Business—In connection with the acquisition of the MACOM business in March 2009, the Company became obligated to pay the seller up to $30.0 million as contingent consideration. The amount to be paid to the seller was measured based upon the Company’s qualifying revenue, as defined in the purchase agreement, through September 2012. The Company paid $6.0 million and $15.0 million in fiscal years 2013 and 2012, respectively, in full satisfaction of all amounts owed under the arrangement.

The changes in fair value of contingent consideration resulting from acquisitions are set forth below (in thousands):

Balance — September 30, 2011	25,502
Payment — MACOM business acquisition	(15,000)
Change in fair value	(3,922)

Balance — September 28, 2012	6,580
Payment — MACOM business acquisition	(6,003)
Change in fair value	(577)

Balance — September 27, 2013	—
Acquisition of Photonic Controls	820

Balance — October 3, 2014	$820

Investments—The Company determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. The Company records at cost non-marketable equity investments where it does not have the ability to exercise significant influence or control and periodically reviews such investments for impairment.

During fiscal year 2014, the Company made a minority investment of $0.3 million in the convertible debt of a privately-held U.S. based company. The Company classified this investment as trading securities. (See Note 4.)

During fiscal year 2014, the Company made a minority investment of $5.0 million in the equity of a privately-held U.S. based company. This minority equity investment is accounted for under the cost method due to ownership less than 20% and lack of significant influence and is included on the consolidated balance sheets in other long-term assets. The Company evaluated the investment for other-than-temporary impairment as of the end of fiscal year 2014 and determined that no impairment existed. Additionally, the Company determined that the equity investment contained embedded derivatives. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the equity investment and to adjust the fair value as of each subsequent balance sheet date. At the inception of the equity investment and for the consolidated balance sheet date as of October 3, 2014, the Company determined the embedded derivatives did not have value.

4. FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	October 3, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	$15,801	—	—	$15,801

Total liabilities measured at fair value	$16,621	$—	$—	$16,621

	September 27, 2013
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$11,873	$—	$—	$11,873

Total liabilities measured at fair value	$11,873	$—	$—	$11,873

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2014
	September 27, 2013	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	October 3, 2014
Trading securities	$—	$—	$250	$—	$—	$250

Contingent consideration	$—	$—	$820	$—	$—	$820

Warrant liability	$11,873	$3,928	$—	$—	$—	$15,801

	Fiscal Year 2013
	September 28, 2012	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 27, 2013
Contingent consideration	$6,580	$(577)	$—	$(6,003)	$—	$—

Warrant liability	$7,561	$4,312	$—	$—	$—	$11,873

	Fiscal Year 2012
	September 30, 2011	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 28, 2012
Contingent consideration	$25,502	$(3,922)	$—	$(15,000)	$—	$6,580

Warrant liability	$10,736	$(3,175)	$—	$—	$—	$7,561

Class B conversion liability	$81,378	$44,119	$—	$(125,497)	$—	$—

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

For periods prior to March 2012, the fair value of the common stock warrants was estimated based upon a present value of the probability-weighted expected investment returns to the holders. The Company weighted various scenarios of possible investment returns to the holders over the terms of the contracts, such as upon a sale of the Company and upon an initial public offering of its common stock, using a range of potential outcomes. Using the scenarios developed, management considered the likely timing and method of exercise of the warrants and investment returns to the holders. Where a settlement was considered likely in the near term, the probable settlement amounts were weighted. Where the time to exercise was expected to be longer, a Black-Scholes option pricing model was used to estimate the fair value of the warrants, giving consideration to remaining contractual life, expected volatility and risk free rates. The probability-weighted expected settlement of the warrant was discounted to the present using a risk adjusted discount rate. As of October 3, 2014 and September 27, 2013, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected lives of 6.2 years and 7.2 years, expected volatility of 42.3% and 43.5% and risk free rates of 2.16% and 2.02%, respectively. The change in approach to estimation results from the Company’s IPO in March 2012 and the availability of a quoted market price for the common stock underlying the warrants.

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

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts related to accounts receivable is as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Balance — beginning of year	$195	$699	$657
Provision (recoveries), net	70	(443)	42
Charge-offs	(39)	(61)	—

Balance — end of year	$226	$195	$699

6. INVENTORIES

Inventories consist of the following (in thousands):

	October 3, 2014	September 27, 2013
Raw materials	$34,919	$27,855
Work-in-process	5,500	6,021
Finished goods	33,153	21,032

Total	$73,572	$54,908

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	October 3, 2014	September 27, 2013
Machinery and equipment	$68,438	$48,050
Leasehold improvements	7,998	5,129
Furniture and fixtures	1,017	782
Construction in process	12,918	6,234
Computer equipment and software	7,758	6,384

Total property and equipment	98,129	66,579
Less accumulated depreciation and amortization	(47,772)	(33,844)

Property and equipment — net	$50,357	$32,735

Depreciation and amortization expense related to property and equipment for fiscal years 2014, 2013 and 2012 was $14.0 million, $10.5 million and $9.0 million, respectively.

8. DEBT

On September 26, 2013, and as amended November 5, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which provided for a revolving credit facility of up to $300.0 million that was due to mature in September 2018 (Prior Facility). Borrowings under the revolving credit facility either bore a variable interest rate based on either the lender’s prime rate or a LIBOR rate, plus an applicable margin. The revolving credit facility was secured by a first priority lien on substantially all of the Company’s assets and required compliance with certain financial and non-financial covenants. In connection with the Mindspeed and Nitronex acquisitions, MACOM drew down an aggregate of $245.0 million of indebtedness on its Prior Facility.

On May 8, 2014, the Company refinanced its outstanding indebtedness under the Prior Facility and discharged its obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, the Company terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due through draws on the Credit Agreement. Upon terminating the Prior Facility, previously deferred financing costs pertaining to that facility of $2.1 million were expensed as additional interest.

The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the straight-line method, which approximates the effective interest rate method. Borrowings under the Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75%, and (ii) for base rate loans, a rate per annum equal to the prime rate (subject to a floor of 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on the Company’s total net leverage ratio being within certain defined ranges), and (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on the Company’s total net leverage ratio being within certain defined ranges). The Company also pays a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on the Company’s total net leverage ratio being within certain defined ranges) as well as overall agency fees. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date. At the signing of the Credit Agreement, the entire $350 million principal amount of the Term Loans was funded, and no draws were made on the Revolving Facility through October 3, 2014. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. The Company incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of October 3, 2014, approximately $8.2 million of deferred financing costs remain unamortized.

As of October 3, 2014, the following remained outstanding on the Term Loans:

Principal balance	$349,125
Unamortized discount	(2,469)

346,656
Current portion	3,478

Long-term, less current portion	$343,178

As of October 3, 2014, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2015	$3,478
2016	3,444
2017	3,409
2018	3,375
2019	3,342
Thereafter	332,077

Total	$349,125

The fair value of the Term Loans was estimated to be approximately $350.0 million as of October 3, 2014, and was determined using Level 3 inputs, including a quoted rate.

Additionally, the Company assumed $40.9 million of debt in its 2014 acquisitions. The Company paid off these assumed debt amounts of $40.9 million during fiscal year 2014.

9. EMPLOYEE BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Code (Section 401(k)) on October 1, 2009 (401(k) Plan). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. There were no Company contributions made to the 401(k) Plan for calendar year 2014 through October 3, 2014. Contributions to the 401(k) Plan for calendar years 2013 and 2012 were $1.0 million and $1.0 million, respectively.

The Company’s employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. The Company expensed contributions of $1,045,000, $881,000 and $711,000 for fiscal years 2014, 2013 and 2012, respectively.

Nitronex has an established defined contribution savings plan (Nitronex Plan) under Section 401(k) covering substantially all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. The Nitronex Plan follows a calendar year.

As a result of the Mindspeed Acquisition, the Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with a benefit obligation of approximately $1.4 million October 3, 2014, which is included in other long-term liabilities in the accompanying consolidated balance sheet as of October 3, 2014. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of October 3, 2014. The net periodic benefit costs were not material to the Company during fiscal year 2014.

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	October 3, 2014	September 27, 2013
Compensation and benefits	$19,540	$9,935
Product warranty	693	566
Professional fees	1,528	1,905
Distribution costs	1,757	672
Restructuring costs	801	145
Interest payable	2,447	131
Rent and utilities	1,658	546
Other	5,824	3,021

Total	$34,248	$16,921

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

Future minimum lease payments for the next five fiscal years as of October 3, 2014, are as follows (in thousands):

2015	$7,388
2016	6,909
2017	6,383
2018	5,362
2019	5,064
Thereafter	5,097

Total minimum lease payments	$36,203

Rent expense incurred under non-cancelable operating leases was $6.6 million, $4.5 million and $4.1 million in fiscal years 2014, 2013 and 2012, respectively. Pursuant to the terms of a facility lease, the Company would be obligated to reimburse a landlord for lease incentives of up to $1.0 million should the Company default on the lease during the term, which expires in January 2018.

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

	Fiscal Years
	2014	2013	2012
Balance — beginning of year	$994	$1,074	$913
Assumed on acquisition	900	—	—
Payments	(442)	(1,403)	(41)
Accretion expense and settlements	223	1,323	202

Balance — end of year	$1,675	$994	$1,074

Purchase Commitments—As of October 3, 2014, the Company had outstanding non-cancelable purchase commitments aggregating $5.2 million pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

Patent Suit Against Laird. We brought a patent infringement suit against Laird Technologies, Inc. (Laird) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleges that Laird infringes on our United States Patent No. 6,272,349 (‘349 Patent), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. Laird filed an answer and declaratory judgment claims of invalidity and noninfringement on June 30, 2014. We filed a reply to the counterclaims on July 24, 2014.

We filed a motion for preliminary injunction, seeking to enjoin Laird’s infringement pending full trial on the merits. The court granted the motion for a preliminary injunction on June 13, 2014 and required us to post a bond of $4 million to secure the injunction. In granting the injunction, the court found that we are likely to succeed on the merits of the case at a full trial and that the equities weighed in favor of preliminarily enjoining Laird from making sales of its product until trial. Trial is scheduled to begin on May 16, 2016.

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

The complaints alleged, generally, that the Mindspeed director defendants breached their fiduciary duties to Mindspeed stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Mindspeed through an allegedly defective process, for an unfair price, and on unfair terms. The lawsuits sought, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the proposed Merger (to the extent the proposed Merger has already been consummated), damages and attorneys’ fees and costs.

Further Discussion of Delaware Tender Offer Litigation. On November 22, 2013, an amended complaint was filed in the Delaware Court of Chancery. The amended complaint included similar allegations to the original complaint, along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. On November 25, 2013, a motion for preliminary injunction was filed in the Delaware Court of Chancery. On December 3, 2013, all of the complaints filed in the Delaware Court of Chancery were consolidated (Delaware Actions).

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

On December 9, 2013, the Defendants’ and plaintiffs’ counsel in the Delaware Actions entered into a memorandum of understanding to settle the Delaware Actions and to resolve all allegations which were brought or could have been brought by the purported class of Mindspeed shareholder plaintiffs. The settlement provides for the release of all claims against the Defendants relating to the proposed Merger. In connection with the settlement, Mindspeed agreed to provide additional supplemental disclosures concerning the tender offer as reflected in Amendment No. 3 to the Schedule 14D-9 filed with the SEC on December 10, 2013, which supplement the information provided in the Schedule 14D-9. After the parties entered into the memorandum of understanding, the motion for a preliminary injunction was withdrawn and the hearing vacated in the Delaware Actions. The Merger closed on December 18, 2013. The parties submitted final settlement papers to the Delaware Court of Chancery, which ordered that notice of the settlement be issued to class members. On September 23, 2014, the Court of Chancery approved the settlement and awarded plaintiffs’ counsel the agreed-upon attorneys’ fee of $425,000.

Further Discussion of California Tender Offer Litigation. On December 5, 2013, an amended complaint was filed in one of the California actions. The amended complaint includes similar allegations to the original complaint along with claims that the Mindspeed Schedule 14D-9 filed in connection with the Merger included misstatements or omissions of material facts. Plaintiffs in the action filed a request to dismiss the case in light of the settlement approved by the Delaware Court of Chancery. On November 5, 2014, the California Court entered an order dismissing the action.

CSR Matter. In January 2013, CSR Technology Inc. (CSR) filed a complaint against us in the Massachusetts Superior Court for Suffolk County alleging breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, deceptive business practices and unfair competition, all relating to our purported failure to honor an alleged minimum purchase commitment contract with respect to certain semiconductor chips to be supplied by CSR for use in our automotive module product. The complaint claimed alleged damages of $2.2 million and asked for attorney’s fees and other remedies. We filed an answer to the complaint on January 28, 2013. The parties concluded fact discovery and CSR filed a motion for summary judgment, which we opposed. The parties agreed to settle the case in July 2014 without any finding of liability or judgment against us, and the compliant was dismissed by the court with prejudice in August 2014.

With respect to the above legal proceedings, individually and in the aggregate, unless described above, we have not been able to reasonably estimate the amount or range of any possible loss, and accordingly have not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.

12. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection broader plans to reduce staffing, and, generally, reduce operating costs. The restructuring expenses are comprised of direct and incremental costs related to headcount reductions, including, change-in-control obligations, severance, and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance — September 30, 2011	$522
Current period charges	1,862
Payments	(2,056)

Balance — September 28, 2012	328
Current period charges	1,060
Payments	(1,243)

Balance — September 27, 2013	145
Current period charges	14,823
Payments	(14,167)

Balance — October 3, 2014	$801

The restructuring actions taken in fiscal years 2013 and 2012, which related to headcount reductions, are complete.

In fiscal year 2014, the Company implemented restructuring plans to reduce manufacturing and operating costs of the Mindspeed and Nitronex operations through a reduction of staffing. These restructuring plans resulted in a charge to continuing operations in fiscal year 2014, and the related obligations are expected to be paid through the first quarter of fiscal year 2015. No further charges are expected related to this plan. The Company’s restructuring charges are primarily employee related with non-employee related charges determined to be immaterial.

13. PRODUCT WARRANTIES

The Company establishes a product warranty liability at the time of revenue recognition. Product warranties generally have terms of between 12 months and 60 months and cover nonconformance with specifications and defects in material or workmanship. For sales to distributors, our warranty generally begins when the product is resold by the distributor. For sales to automotive customers, our warranty generally begins when the automobiles are sold to consumers and generally coincides with the automobile manufacturer’s warranty, which is typically three years or less based upon mileage limitations. The liability is based on estimated costs to fulfill customer product warranty obligations and utilizes historical product failure rates. Should actual warranty obligations differ from estimates, revisions to the warranty liability may be required.

Product warranty liability activity is as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Balance — beginning of year	$566	$910	$1,885
Assumed on acquisition	202	—	44
Provisions	201	1,083	399
Direct charges	(276)	(1,427)	(1,418)

Balance — end of year	$693	$566	$910

14. INTANGIBLE ASSETS

Amortization expense related to amortized intangible assets is as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Cost of revenue	$18,787	$2,986	$2,259
Selling, general and administrative	1,806	1,335	1,336

Total	$20,593	$4,321	$3,595

Intangible assets consist of the following (in thousands):

	October 3, 2014	September 27, 2013
Acquired technology	$131,953	$23,637
Customer relationships	24,670	13,150
In-process research and development	17,970	—
Trade name	3,400	3,400

Total	177,993	40,187
Less accumulated amortization	(35,360)	(15,389)

Intangible assets — net	$142,633	$24,798

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 28, 2012	$44,654	$21,354	$13,150	$—	$3,400	$6,750
Net intangibles acquired	—	—	—	—	—	—
Other intangibles purchased	2,283	2,283	—	—	—	—

Balance at September 27, 2013	46,937	23,637	13,150	—	3,400	6,750
Net intangibles acquired	137,405	103,881	11,520	17,970	—	4,034
Other intangibles purchased	4,435	4,435	—	—	—	—

Balance at October 3, 2014	$188,777	$131,953	$24,670	$17,970	$3,400	$10,784

As of October 3, 2014, estimated amortization of the intangible assets in future fiscal years, was as follows (in thousands):

2015	$22,920
2016	20,825
2017	19,942
2018	17,055
2019	14,006
Thereafter	26,515

Total	$121,263

The in-process research and development and trade name are indefinite-lived intangible assets and are not subject to amortization. The Company performed its annual impairment test for the trade name and goodwill in the fourth quarter of each fiscal year presented, concluding no impairment existed.

Accumulated amortization, for the acquired technology and customer relationships, was $27.8 million and $7.6 million, respectively, as of October 3, 2014, and $9.6 million and $5.8 million, respectively, as of September 27, 2013.

In July 2013, the Company entered into a long term technology licensing and transfer agreement that calls for potential payments by the Company of up to $9.0 million through July 2016 based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology aggregated $4.4 million and $1.7 million in fiscal years 2014 and 2013, respectively, and were capitalized as incurred as acquired technology. Costs will be amortized to costs of sales upon completion of the transfer, which is currently expected to be completed through fiscal year 2016.

15. INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	October 3, 2014	September 27, 2013
Current deferred tax assets:
Accrued liabilities	$9,830	$4,361
Inventory	8,088	3,466
Deferred revenue	4,451	2,251
Accounts receivable	142	59
Federal net operating loss	15,452	267
Other current deferred tax assets	46	—
Valuation allowance	(2,052)	—

Current net deferred tax assets	$35,957	$10,404

Non-current deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$128,035	$4,718
Intangible assets	(33,158)	(2,554)
Property and equipment	(3,072)	(2,889)
Other non-current deferred tax assets	272	—
Valuation allowance	(7,448)	(856)

Non-current net deferred tax assets (liabilities)	84,629	(1,581)

Total deferred tax asset	$120,586	$8,823

As of October 3, 2014, the Company had $381.3 million of gross federal net operating loss carryforward consisting of $307.0 million attributable to the Mindspeed Acquisition, $9.9 million relating to a prior acquisition, and $64.4 million relating to the current period loss. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382.

The deferred tax assets as of October 3, 2014 were reduced by $1.7 million representing tax deductions arising from the exercise of stock options by Company employees in excess of compensation recognized for financial reporting. Additional paid-in capital will be increased by $1.7 million if and when such deferred tax assets are ultimately realized.

The domestic and foreign income (loss) from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2014	2013	2012
United States	$(38,708)	$13,052	$7,443
Foreign	19,936	14,279	4,846

Income (loss) from operations before income taxes	$(18,772)	$27,331	$12,289

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Current:
Federal	$712	$11,287	$10,487
State	(419)	1,512	2,141
Foreign	2,181	986	1,340

Current provision	2,474	13,785	13,968

Deferred:
Federal	(8,968)	(3,326)	2,569
State	(313)	(1,146)	258
Foreign	(725)	(273)	(1,387)
Change in valuation allowance	(522)	95	545

Deferred provision (benefit)	(10,528)	(4,650)	1,985

Total provision	$(8,054)	$9,135	$15,953

The Company’s net deferred tax asset relates predominantly to its operations in the United States. A valuation allowance is recorded when, based on assessment of both positive and negative evidence, management determines that it is not more likely than not that the assets are recoverable. Such assessment is required on a jurisdictional basis.

The $9.5 million of valuation allowance as of October 3, 2014 relates primarily to state net operating loss (NOL) carryforwards assumed in the Mindspeed Acquisition whose recovery is not considered more likely than not. The $0.9 million of valuation allowance as of September 27, 2013 related to a foreign jurisdiction for which the Company does not believe recovery of the deferred tax asset is more likely than not.

The Company’s effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Nitronex losses	(5.7)	8.3	23.0
Foreign rate differential	24.3	(9.5)	(28.4)
State taxes net of federal benefit	2.4	2.1	10.1
Change in tax status	—	—	(9.3)
Class B Conversion and warrant liabilities	(7.3)	4.1	95.9
Change in valuation allowance	(0.6)	0.3	3.7
Research and development credits	4.1	(8.0)	(3.7)
Nondeductible compensation expense	(3.4)	—	—
Nondeductible legal fees	(4.1)	0.6	1.7
Other permanent differences	(1.8)	0.5	1.8

Effective income tax rate	42.9%	33.4%	129.8%

For fiscal year 2014, the effective tax rate to calculate the tax benefit on $18.8 million of pre-tax loss from continuing operations was 42.9%. For fiscal years 2013 and 2012 the effective tax rate to calculate the tax expense on pre-tax income of $27.3 million and $12.3 million, respectively, was 33.4% and 129.8%, respectively. The effective income tax rate for fiscal years 2014, 2013 and 2012 were primarily impacted by pre-acquisition Nitronex losses and a lower income tax rate in many of the foreign jurisdictions in which the Company’s foreign subsidiaries operate. For the fiscal year ended 2012, the effective tax rate was also significantly impacted by the changes in fair values of the Class B conversion and warrant liability, which are neither taxable nor deductible for income tax purposes.

All earnings of foreign subsidiaries are considered indefinitely reinvested for the periods presented. Undistributed earnings of all foreign subsidiaries as of October 3, 2014 aggregated $54.4 million. It is not practicable to determine the U.S. federal and state deferred tax liabilities associated with such foreign earnings.

Activity related to unrecognized tax benefits is as follows (in thousands):

Balance — September 30, 2011	$437
Additions based on tax positions	597
Reductions based on tax positions	(437)

Balance — September 28, 2012	597
Reductions based on tax positions	(597)

Balance — September 27, 2013	—
Additions based on tax positions	1,670
Reductions based on tax positions	—

Balance — October 3, 2014	$1,670

The balance of the unrecognized tax benefit as of October 3, 2014 includes a $1.4 million reduction in current deferred tax assets and $0.3 million is included in other long-term liabilities in the accompanying consolidated balance sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is the Company’s policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal year 2014, the Company did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at October 3, 2014 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

During fiscal year 2014, the Company settled the federal audit for fiscal years 2011 and 2012 with no material impact upon the financial statements. A summary of the fiscal tax years that remain subject to examination, as of October 3, 2014, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States — federal	2013 — forward
United States — various states	2011 — forward
Ireland	2011 — forward

Generally, the Company is no longer subject to federal income tax examinations for years before 2013, except to the extent of loss and tax credit carryforwards from those years.

16. SHARE-BASED COMPENSATION PLANS

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and non-employees in the Company’s consolidated statements of operations during the periods presented (in thousands):

	Fiscal Years
	2014	2013	2012
Cost of revenue	$1,771	$1,068	$704
Research and development	2,818	1,739	967
Selling, general and administrative	6,688	3,649	1,989

Total	$11,277	$6,456	$3,660

The Company has the following equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan), the 2012 Omnibus Incentive Plan (2012 Plan), the 2012 Employee Stock Purchase Plan (ESPP), the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (Mindspeed 2013 Plan), the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (Mindspeed 2003 Plan) and the Mindspeed Technologies, Inc. Directors Stock Plan (Mindspeed Directors Plan).

Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Certain of the share-based awards granted and outstanding as of October 3, 2014, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one to five years. As of October 3, 2014, the Company had 9.9 million shares available for future grants under the 2012 Plan.

The Mindspeed 2013 Plan, the Mindspeed 2003 Plan, the Mindspeed Directors Plan and certain inducement equity grants (collectively, the Mindspeed Plans) were assumed by the Company in connection with the Mindspeed Acquisitions. No additional equity awards will be made under the Mindspeed Equity Plans.

A summary of stock option activity for fiscal year 2014 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding — September 27, 2013	841	$1.60	6.2	$13,131

Assumed in Mindspeed Acquisition	439	24.50
Granted	405	17.50
Exercised	(515)	4.31
Forfeited, canceled or expired	(222)	26.62

Options outstanding — October 3, 2014	948	$11.73	6.6	$10,015

Options vested and expected to vest — October 3, 2014	857	$11.11	6.3	$9,640

Options exercisable — October 3, 2014	562	$7.86	4.7	$8,348

Aggregate intrinsic value represents the difference between the Company’s closing stock price on October 3, 2014, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $7.6 million, $8.4 million and $4.6 million for fiscal years 2014, 2013 and 2012. As of October 3, 2014, total unrecognized compensation cost, excluding the impact of the assumed Mindspeed stock options, adjusted for estimated forfeitures, related to non-vested stock options was $2.2 million, which is expected to be recognized over the next 2.5 years.

No options were granted in fiscal years 2013 and 2012. In April 2014, the Company granted stock options as to 405,000 shares of common stock with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within ten years of the grant date. Due to the market condition upon which vesting is based, the fair value of the awards was estimated using a Monte Carlo simulation model. Compensation cost is recognized regardless of the number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the estimated service period of three years. In the event that the Company’s common stock achieves the target price of $32.55 per share prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized. These options are included in the table and other information above.

The weighted-average assumptions used for calculating the fair value of stock options granted during fiscal year 2014, is as follows:

Risk-free interest rate	2.71
Expected term (years)	10
Expected volatility	42.6%
Expected dividends	—

A summary of restricted stock awards and units activity for fiscal year 2014 is as follows (in thousands):

	Number of Shares	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Issued and unvested — September 27, 2013	1,129	2.3	$18,148

Assumed in Mindspeed Acquisition	285
Granted	1,049
Vested	(536)
Forfeited, canceled or expired	(207)
Issued and unvested shares — October 3, 2014	1,720	2.6	$37,203

Shares expected to vest	1,521	2.6	$32,908

The total fair value of restricted stock awards and units vesting was $9.2 million, $3.9 million and $1.7 million for fiscal years 2014, 2013 and 2012. As of October 3, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs and restricted stock was approximately $20.1 million, which is expected to be recognized over the next 2.5 years.

Concurrently with the IPO in March 2012, the ESPP became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. The board of directors has provided for an initial offering period of eight months following the IPO, followed by six- month offering periods thereafter. As of October 3, 2014, total unrecognized compensation cost related to the ESPP was not material. In fiscal years 2014 and 2013, 150,000 and 131,000, respectively, of shares of common stock were issued under the ESPP.

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

The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock, and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP. In fiscal year 2014, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.

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

Prior to cancellation in connection with the IPO, the Class A preferred stock (Class A) and Class B preferred stock had preferential voting, dividend, redemption, and other rights superior to common stock. Each share of Class A and Class B automatically converted into .25 shares of common stock on the completion of the IPO.

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

A summary of the allocation of proceeds to and changes in the carrying value of the Class B follows (in thousands):

	Shares	Amount
Balance — September 30, 2011		$—
Issuance of Class B redeemable convertible preferred stock, net of allocation of proceeds	34,170	75,618

Accretion		2,616
Reclassification upon conversion of Class B to common stock		(78,234)

Balance — September 28, 2012		$—

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

Balance — September 30, 2011	$81,378
Change in estimated fair value	44,119
Payment of Class B preference	(60,000)
Reclassification upon conversion of Class B to common stock	(65,497)

Balance — September 28, 2012	$—

18. STOCKHOLDERS’ EQUITY

Outstanding shares of common stock presented in the accompanying consolidated statements of stockholders’ equity as of October 3, 2014 and September 27, 2013, exclude 59,000 and 74,000 shares, respectively, issued as compensation to employees that were subject to forfeiture, pending continued employment with the Company through stated vesting dates.

Common Stock Warrants—In connection with the Class B issuance, the Company issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities of the Company, including by merger, consolidation, recapitalization, or similar transactions. Prior to completion of the IPO in March 2012, the number of shares issuable upon exercise of the warrants were subject to potential increases pursuant to certain antidilution rights included in the agreements. Following completion of the IPO in March 2012, and pursuant to an investor rights agreement between the Company and the holders of the warrants, the holders of the warrants have the right in certain circumstances to require the Company to register the warrants or the underlying shares of common stock for resale under the Securities Act. The Company does not have a sufficient number of shares currently registered and available to satisfy the request for registration, if such is made. As of October 3, 2014, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.

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

Balance — September 28, 2012	$7,561
Change in estimated fair value	4,312

Balance — September 27, 2013	11,873
Change in estimated fair value	3,928

Balance — October 3, 2014	$15,801

19. RELATED-PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs), a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, was formerly engaged to provide management services pursuant to an agreement entered into in fiscal year 2008 and amended in December 2010. Selling, general and administrative expenses for fiscal year 2012 includes $360,000 for such services. The agreement terminated by its terms concurrently with the closing of the IPO in March 2012.

In April 2012, the Company entered into an agreement with GaAs Labs whereby GaAs Labs pays the Company for administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days’ notice. For fiscal years 2014, 2013 and 2012, the Company billed GaAs Labs $118,000, $372,000 and $185,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying consolidated statements of operations.

In February 2012, the Company entered into a design services agreement with Ubiquiti Networks, Inc. (Ubiquiti). Two of the Company’s directors were also directors of Ubiquiti’s at such time. Such directors resigned from Ubiquti’s board of directors in October 2013. An affiliate of one of the directors was also an Ubiquiti stockholder. The agreement provides that the Company will provide engineering services to Ubiquiti toward the development of an IC device. The agreement also provides that Ubiquiti will pay the Company up to $500,000 for such services based on milestone achievement and sets a unit price for any future production orders of such devices. Pursuant to the terms of the agreement, the Company did not record any related revenue in fiscal year 2014 and recorded related revenue of $300,000 and $200,000 in fiscal years 2013 and 2012, respectively.

In fiscal years 2014 and 2013, the Company recorded revenue of $150,000 and $242,000, respectively, from sales of product to a privately-held company with a common director.

20. DIVESTITURES

Upon closing the Mindspeed Acquisition, MACOM decided to divest the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations. There was no gain or loss on the sale, which had a selling price of $12.0 million and which closed in February 2014. The accompanying consolidated statement of operations for fiscal 2014 includes the following operating results related to the divested business (in thousands):

Revenue	$2,440
Loss before income taxes	(7,381)
Benefit for income taxes	2,776
Loss from discontinued operations	$(4,605)

In fiscal year 2014, the Company sold non-core assets representing one product line, receiving cash proceeds aggregating $12.0 million. The Company has no continuing interests in these assets. There was no gain or loss on the sale, which closed in May 2014.

21. EARNINGS PER SHARE

The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$(10,718)	$18,196	$(3,664)
Loss from discontinued operations	(4,605)	—	—

Net income (loss)	(15,323)	18,196	(3,664)

Accretion to redemption value of redeemable convertible preferred stock	—	—	(2,616)

Net income (loss) attributable to common stockholders	$(15,323)	$18,196	$(6,280)

Denominator:
Weighted average common shares outstanding-basic	47,009	45,916	24,758
Dilutive effect of options and warrants	—	1,221	—

Weighted average common shares outstanding-diluted	47,009	47,137	24,758

Common stock earnings per share-basic:
Continuing operations	$(0.23)	0.40	$(0.25)
Discontinued operations	(0.10)	—	—

Net common stock earnings per share-basic	$(0.33)	$0.40	$(0.25)

Common stock earnings per share-diluted:
Continuing operations	$(0.23)	0.39	$(0.25)
Discontinued operations	(0.10)	—	—

Net common stock earnings per share-diluted	$(0.33)	$0.39	$(0.25)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Fiscal Years
	2014	2013	2012
Stock options and restricted stock	1,079	—	1,821
Convertible preferred stock	—	—	17,733
Warrants	329	—	141

Total common stock equivalent shares excluded	1,408	—	19,695

22. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information regarding noncash investing and financing activities:

•

As of October 3, 2014 and September 27, 2013, the Company had $1.0 million and $2.4 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment until paid.

•	Upon closing certain acquisitions in 2014, MACOM assumed $40.9 million of the seller’s indebtedness, all of which was paid in fiscal year 2014.

•	In June 2012, GaAs Labs contributed $2.1 million to Nitronex as a capital contribution in connection with a note payable previously executed between GaAs Labs and Nitronex.

•

In March 2012, upon completion of the IPO, all shares of convertible preferred stock converted into common stock. As a result, the carrying values immediately prior to the conversion of Series A-1 convertible preferred stock ($64.0 million), Series A-2 convertible preferred stock ($42.4 million) and Class B ($78.2 million) were reclassified to stockholders’ equity, primarily as in additional paid-in capital. In addition, the carrying value of the Class B conversion liability immediately prior to conversion of the Class B ($125.5 million) was reclassified to additional paid-in capital.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	Foreign currency items	Pension items	Total
Accumulated other comprehensive income at September 27, 2013	$(167)	$—	$(167)
Foreign currency translation adjustment	(1,097)	—	(1,097)
Pension adjustment, net of tax	—	(90)	(90)

Accumulated other comprehensive income at October 3, 2014	$(1,264)	$(90)	$(1,354)

In fiscal year 2014, the Company recorded an immaterial amount in taxes related to other comprehensive income.

24. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company has one reportable operating segment which designs, develops, manufactures, and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated net revenue, gross profit and operating income (loss).

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Fiscal Years
Revenue by Geographic Region	2014	2013	2012
United States	$213,180	$189,708	$160,453
International (1)	205,482	133,363	142,883

Total	$418,662	$323,071	$303,336

	As Of
Long-Lived Assets by Geographic Region	October 3, 2014	September 27, 2013
United States	$42,031	$26,226
International (2)	8,326	6,509

Total	$50,357	$32,735

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 11%.

The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2014	2013	2012
Customer A	19%	25%	16%
Customer B	15%	16%	18%

Accounts Receivable	October 3, 2014	September 27, 2013
Customer A	16%	21%
Customer B	16%	18%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2014, 2013 and 2012, ten customers represented an aggregate of 60%, 59% and 55% of total revenue, respectively.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year 2014
Revenue	$84,154	$107,827	$112,364	$114,317	$418,662
Gross profit	35,722	26,863	50,214	56,189	168,988
Net income (loss)	(8,921)	(22,122)	1,183	14,537	(15,323)
Per share data (2)
Net income (loss), basic	$(0.19)	$(0.47)	$0.03	$0.31	$(0.33)

Net income (loss), diluted	$(0.19)	$(0.47)	$0.02	$0.30	$(0.33)

Fiscal Year 2013
Revenue	$76,076	$78,843	$83,477	$84,675	$323,071
Gross profit	31,486	32,833	35,504	36,590	136,413
Net income (loss) (1)	4,056	5,420	6,980	1,740	18,196
Per share data (2)
Net income (loss), basic	$0.09	$0.12	$0.15	$0.04	$0.40

Net income (loss), diluted	$0.09	$0.11	$0.15	$0.04	$0.39

(1)	The fourth quarter of fiscal year 2013 includes a litigation settlement of $7.3 million.
(2)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

26. SUBSEQUENT EVENTS

On November 17, 2014, the Company entered into an Agreement and Plan of Merger to acquire BinOptics Corporation (BinOptics Acquisition). The aggregate consideration payable for BinOptics will be approximately $230 million, subject to adjustment based on customary post-closing purchase price adjustment provisions and indemnification obligations of BinOptics equityholders after the closing of the BinOptics Acquisition. The Company currently expect the acquisition to close prior to the end of calendar 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 3, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that our internal control over financial reporting was effective as of October 3, 2014.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended October 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2014.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.macomtech.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2014.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan (2009 Plan), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of October 3, 2014 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(5)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)(5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)(4)
Equity Compensation Plans Approved by Security Holders	788,717	$9.37	9,103,960
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	788,717	$9.37	9,103,960

1.	Does not include 1,688,301 unvested shares outstanding as of October 3, 2014 in the form of restricted stock awards or restricted stock units under our 2012 Plan, which do not require the payment of any consideration by the recipients.

2.	Reflects 1,656,407 restricted stock units granted and outstanding as of October 3, 2014.
3.	The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan.
4.	The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock, and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.
5.	In connection with the Mindspeed Acquisition, we assumed the equity awards under the Mindspeed Technologies, Inc. 2013 Equity Incentive Plan, the Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan, the Mindspeed Technologies, Inc. Directors Stock Plan and certain inducement equity grants (collectively, the Mindspeed Plans). An aggregate of 159,376 shares may be issued upon the exercise of outstanding options, warrants and rights under the Mindspeed Plans, at a weighted-average exercise price of $23.37 per share. No additional equity awards will be made under the Mindspeed Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 3, 2014 and September 27, 2013

Consolidated Statements of Operations for the Fiscal Years Ended October 3, 2014, September 27, 2013 and September 28, 2012

Consolidated Statements of Cash Flows for the Fiscal Years October 3, 2014, September 27, 2013 and September 28, 2012

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended October 3, 2014, September 27, 2013 and September 28, 2012

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

2.2	Membership Interest Purchase Agreement by and among M/A-COM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

2.3	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*	M/A-COM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2014).

10.8*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on December 5, 2013).

10.9*	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.10*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on April 8, 2011 (File No. 001-31650)).

10.11*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2014).

10.12*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.13*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.14*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.15*	Transition Agreement by and among Conrad Gagnon, M/A-COM Technology Solutions Holdings, Inc. and M/A-COM Technology Solutions Inc., dated December 14, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2013).

10.16	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.17	Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2014

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC. Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2014.

Signature and Title	Signature and Title
/s/ John Croteau	/s/ John Ocampo
John Croteau	John Ocampo
President and Chief Executive Officer	Chairman of the Board
Director (principal executive officer) /s/ Robert J. McMullan	/s/ Susan Ocampo Susan Ocampo Director

Robert J. McMullan Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	/s/ Peter Chung Peter Chung Director

/s/ Gil Van Lunsen
Gil Van Lunsen Director

/s/ Charles Bland
Charles Bland
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Holdings, Inc., Micro Merger Sub, Inc. and Mindspeed Technologies, Inc., dated November 5, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 5, 2013).

2.2	Membership Interest Purchase Agreement by and among M/A-COM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

2.3	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

10.1*	Form of Indemnification Agreement between M/A-COM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2*	M/A-COM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3*	Form of Incentive Stock Option Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the M/A-COM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement Under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 5, 2012).

10.7*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2014).

10.8*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on December 5, 2013).

10.9*	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.10*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on April 8, 2011 (File No. 001-31650)).

10.11*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2014).

10.12*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.13*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.14*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.15*	Transition Agreement by and among Conrad Gagnon, M/A-COM Technology Solutions Holdings, Inc. and M/A-COM Technology Solutions Inc., dated December 14, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2013).

10.16	Lease Agreement between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc., dated October 2, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2012).

10.17	Credit Agreement by and among M/A-COM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.