Form 10-Q
period 2015-01-02
M/A-COM Technology Solutions Holdings, Inc.
filed 2015-02-02
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015

or

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

As of January 30, 2015, there were 47,788,456 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 2, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,335	$173,895
Accounts receivable, net	79,452	75,156
Inventories	89,208	73,572
Deferred income taxes	35,956	35,957
Other current assets	25,851	14,769

Total current assets	278,802	373,349
Property and equipment, net	59,393	50,357
Goodwill	95,764	10,784
Intangible assets, net	272,325	142,633
Deferred income taxes	46,381	84,629
Other assets	24,626	20,482

TOTAL ASSETS	$777,291	$682,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of lease	$581	$—
Current portion of long-term debt	3,500	3,478
Accounts payable	32,636	29,797
Accrued liabilities	34,544	34,248
Income taxes payable	418	865
Deferred revenue	219	17,258

Total current liabilities	71,898	85,646
Lease payable, less current portion	873	—
Long-term debt, less current portion	442,375	343,178
Warrant liability	26,409	15,801
Other long-term liabilities	8,714	9,042

Total liabilities	550,269	453,667

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	48	48
Treasury stock	(330)	(330)
Accumulated other comprehensive loss	(1,147)	(1,354)
Additional paid-in capital	382,268	377,714
Accumulated deficit	(153,817)	(147,511)

Total stockholders’ equity	227,022	228,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$777,291	$682,234

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 2, 2015	January 3, 2014
Revenue	$114,864	$84,154
Cost of revenue	60,663	48,432

Gross profit	54,201	35,722

Operating expenses:
Research and development	19,474	12,430
Selling, general and administrative	25,599	19,383
Restructuring charges	—	13,090

Total operating expenses	45,073	44,903

Income (loss) from operations	9,128	(9,181)

Other income (expense)
Warrant liability (expense) gain	(10,608)	1,282
Interest expense	(4,723)	(586)
Other income	375	78

Total other income (expense)	(14,956)	774

Loss before income taxes	(5,828)	(8,407)
Income tax provision (benefit)	478	(1,591)

Loss from continuing operations	(6,306)	(6,816)
Loss from discontinued operations	—	(2,105)

Loss attributable to common stockholders	$(6,306)	$(8,921)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.13)	$(0.15)
Loss from discontinued operations	—	(0.05)

Loss per share - basic	$(0.13)	$(0.19)

Diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.15)
Loss from discontinued operations	—	(0.05)

Loss per share - diluted	$(0.13)	$(0.19)

Shares used:
Basic	47,606	46,517

Diluted	47,606	46,517

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	January 2, 2015	January 3, 2014
Net loss	$(6,306)	$(8,921)
Foreign currency translation gain	207	45

Total comprehensive loss	$(6,099)	$(8,876)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at October 3, 2014	47,548	$48	23	$(330)	$(1,354)	$377,714	$(147,511)	$228,567
Issuance of common stock upon exercise of stock options	45	—	—	—	—	389	—	389
Issuance of common stock pursuant to employee stock purchase plan	97	—	—	—	—	1,343	—	1,343
Shares repurchased for tax withholdings on stock awards	(15)	—	—	—	—	(337)	—	(337)
Vesting of restricted common stock and units	41	—	—	—	—	—	—	—
Share-based and other incentive compensation	—	—	—	—	—	3,159	—	3,159
Foreign currency translation	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	(6,306)	(6,306)

Balance at January 2, 2015	47,716	$48	23	$(330)	$(1,147)	$382,268	$(153,817)	$227,022

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 2, 2015	January 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,306)	$(8,921)
Adjustments to reconcile net loss to net cash from operating activities (net of acquisition):
Warrant liability expense (gain)	10,608	(1,282)
Depreciation and amortization	10,276	5,011
Acquired inventory step-up amortization	667	203
Amortization of deferred financing costs	439	119
Deferred income taxes	504	20
Loss on disposal of property and equipment	63	59
Share-based compensation	3,159	1,845
Change in operating assets and liabilities (net of acquisition):
Accounts receivable	6,553	9,146
Inventories	1,597	(2,531)
Prepaid expenses and other assets	2,390	(2,366)
Accounts payable	(3,424)	419
Accrued liabilities	(6,941)	4,967
Income taxes	(463)	(4,730)
Deferred revenue	(17,039)	379

Net cash from operating activities	2,083	2,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,956)	(2,167)
Acquisition of intellectual property	(1,056)	(2,983)
Acquisition of businesses, net	(223,070)	(232,028)

Net cash used in investing activities	(227,082)	(237,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	2,100
Payments on long-term debt	(875)	—
Proceeds from revolving credit facility	100,000	220,000
Payments on capital leases	(1,081)	—
Financing costs	—	(53)
Proceeds from stock option exercises and employee stock purchases	1,732	1,057
Repurchase of common stock	(337)	—
Excess tax benefits	—	580
Payment of assumed debt	—	(32,864)

Net cash from financing activities	99,439	190,820

NET CHANGE IN CASH AND CASH EQUIVALENTS	(125,560)	(44,020)
CASH AND CASH EQUIVALENTS — Beginning of period	173,895	110,488

CASH AND CASH EQUIVALENTS — End of period	$48,335	$66,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,753	$128

Cash paid for income taxes	$70	$1,656

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a supplier of high-performance analog RF, microwave, millimeterwave and photonic semiconductor products that enable next-generation internet and modern battlefield applications. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

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

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2015 is 52 weeks in length and the three months ended January 2, 2015 includes 13 weeks. Fiscal year 2014 was 53 weeks in length and the three months ended January 3, 2014 includes 14 weeks.

On December 15, 2014, MACOM completed the acquisition of BinOptics Corporation (BinOptics), a supplier of high-performance photonic products (BinOptics Acquisition). The BinOptics Acquisition was accounted for as a purchase, and the operations of BinOptics have been included in MACOM’s condensed consolidated financial statements since December 15, 2014, the date of acquisition.

MACOM acquired Nitronex, LLC (Nitronex) in connection with a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave, and millimeterwave applications, was previously acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. GaAs Labs is a stockholder in MACOM and GaAs Labs, Nitronex and MACOM were under common control from June 25, 2012 through February 13, 2014 due to a common controlling stockholder. The accompanying condensed financial statements for three months ended January 3, 2014 combine MACOM’s historical condensed consolidated financial statements with the historical financial statements of Nitronex from September 28, 2013 through January 3, 2014, and have been presented in a manner similar to a pooling-of-interests to include the results of operations of each business since the date of common control. Since February 13, 2014, the results of Nitronex are included with those of MACOM on a consolidated basis. The accompanying condensed consolidated financial statements are referred to as “consolidated” for all periods presented.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014, filed with the SEC on December 9, 2014.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2015. The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Prior to the Nitronex Acquisition, MACOM and Nitronex did not have material intracompany transactions.

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

Foreign Currency Translation and Remeasurement—The Company’s consolidated financial statements are presented in U.S. dollars. While the majority of the Company’s foreign operations use the U.S. dollar as the functional currency, the financial statements of the Company’s foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates (for assets and liabilities) and at average exchange rates (for revenue and expenses). The unrealized translation gains and losses on the net investment in these foreign operations are accumulated as a component of other comprehensive income loss.

The financial statements of the Company’s foreign operations where the functional currency is the U.S. dollar, but where the underlying transactions are transacted in a different currency, are re-measured at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Nonmonetary assets and liabilities, such as inventories and property and equipment, and related statements of operations accounts, such as cost of revenue and depreciation, are remeasured at historical exchange rates. Revenue and expenses, other than cost of revenue, amortization and depreciation, are translated at the average exchange rate for the period in which the transaction occurred. The net gains (losses) on foreign currency remeasurement are reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company’s recognized net gains and losses on foreign exchange are included in selling, general and administrative expense and for all periods presented were immaterial.

Revenue Recognition—The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery or services have been rendered; (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company recognizes revenue with the transfer of title and risk of loss, and provide for reserves for returns and other allowances.

The Company generally does not provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, the Company does not maintain a reserve for such customers. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of revenue. The Company provides warranties for its products and accrues the cost of warranty claims in the period the related revenue is recorded.

Certain agreements with distribution customers provide for rights of return and price protection until such time as the Company’s products are sold by the distributors to their customers and, until the quarter ended January 2, 2015, the Company recognizes revenue from sales under such agreements when the distributor resold the product to its end customer (the sell-through basis of recognizing revenue). In the first quarter ended January 2, 2015, the Company completed an evaluation of our revenue recognition methodology relating to distributors and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (the sell-in basis of recognizing revenue).

Prior to the first quarter, the Company had concluded that it had insufficient information as well as limited experience in estimating the effect of the right of distributors to return product and price protection and, accordingly, used the sell through method of revenue recognition. The Company had recently concluded a study of three years of distributor related transactions in addition to its ongoing efforts to standardize its revenue recognition policies and believes the Company now has sufficient data to reach the conclusion that sales and revenues relating to distributor transactions are capable of reasonable estimation. Accordingly, the Company implemented the sell-in method of accounting for sales to distributors. The Company recorded adjustments during the first quarter ended January 2, 2015 related to this change to recognize previously deferred revenues and to establish a reserve of $5.5 million against distributor sales. The net effect was a one-time increase of $15.1 million for both previously deferred revenue and current period revenue. Additionally, the Company recognized the related inventory costs of $4.7 million. The foregoing resulted in a reduction of net loss by $8.5 million and a reduction of earnings per share loss of $0.18 per share.

In determining the new reserve amount, the Company noted that distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The Company has agreements with some distributors and customers for various programs, including pricing protection, obsolete inventory, new products and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The Company records charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. The Company’s policy is to use a twelve month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded.

Recent Accounting Standards—Under the Jumpstart Our Business Startups Act (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in its fiscal year beginning on September 30, 2017.

2. ACQUISITIONS

Acquisition of BinOptics Corporation—On November 17, 2014, MACOM entered into an Agreement and Plan of Merger with BinOptics, a supplier of high-performance photonic products. On December 15, 2014, MACOM completed the acquisition of BinOptics. In accordance with the Agreement and Plan of Merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $224.1 million in cash, subject to customary purchase price adjustments. The Company funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under our existing Revolving Facility. The Company incurred $4.6 million in transaction costs related to the BinOptics Acquisition during the three months ended January 2, 2015.

The Company believes BinOptics aligns with its core growth strategy in its Networks market, and that it has a high-performance photonic products business model consistent with the Company’s target model for higher margin products with long product lifecycles. Further, the Company believes that BinOptics complements its existing business with an established footprint and customer relationships in the Asia-Pacific region and expands its addressable market for Indium Phosphide (InP) high-performance laser semiconductors and technology for use in optical networks.

The BinOptics Acquisition was accounted for as a purchase and the operations of BinOptics have been included in MACOM’s consolidated financial statements since the date of acquisition.

MACOM is recognizing BinOptics’ assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for BinOptics is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. A preliminary allocation follows (in thousands):

Amount
Current assets	$41,836
Intangible assets	135,254
Other assets	14,090

Total assets acquired	191,180

Liabilities assumed:
Debt	1,491
Deferred income taxes	37,745
Other liabilities	12,810

Total liabilities assumed	52,046

Net assets acquired	139,134

Consideration:
Cash paid upon closing, net of cash acquired	224,114

Goodwill	$84,980

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$17,954	7
Customer relationships	113,500	10
Backlog	3,800	1

	$135,254

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be 9.3 years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion including the areas of taxation where a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of January 2, 2015 and for the interim period then ended.

The following is a summary of BinOptics revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the three months ended January 2, 2015 (in thousands):

Revenue	$2,128
Loss from continuing operations before income taxes	(1,379)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 2, 2015 and January 3, 2014 below give effect to the BinOptics Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of BinOptics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the three months ended January 2, 2015 and January 3, 2014 were adjusted to exclude discontinued operations. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

	Three months ended
	January 2, 2015	January 3, 2014
Revenue	$126,731	$90,764
Net loss	(7,611)	(11,727)

Acquisition under Common Control—On February 13, 2014, MACOM acquired Nitronex, LLC (Nitronex) an entity under common control, through a cash payment of $26.1 million for all of the outstanding ownership interests of Nitronex (Nitronex Acquisition). MACOM funded the Nitronex Acquisition through the use of available cash and borrowings under its revolving credit facility. The purchase price includes $3.9 million held on account by a third-party escrow agent pending any claims by MACOM in connection with general representation matters made by GaAs Labs, LLC (GaAs Labs) in the transaction. The indemnification period expires in August 2015, at which point if no claims are made, all amounts will be paid to GaAs Labs.

Acquisition of Mindspeed Technologies, Inc.—On December 18, 2013, MACOM completed the acquisition of Mindspeed, a supplier of semiconductor solutions for communications infrastructure applications. The Company acquired Mindspeed to further its expansion into high-performance analog products.

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

MACOM recognized assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Mindspeed was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible.

The Company finalized the purchase price allocation of the Mindspeed acquisition during the current quarter. No allocation adjustments were recorded during the three months ended January 2, 2015. The final allocation of purchase price is as follows:

Amount
Current assets	$50,612
Intangible assets	138,663
Deferred income taxes	92,881
Other assets	31,788

Total assets acquired	313,944

Liabilities assumed:
Current liabilities	35,270
Debt	40,177
Other liabilities	5,865

Total liabilities assumed	81,312

Net assets acquired	232,632

Consideration:
Cash paid upon closing, net of cash acquired	232,028
Fair value of vested awards assumed in acquisition	785

Total consideration	232,813

Goodwill	$181

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

The following is a summary of Mindspeed’s revenue and earnings, included in MACOM’s accompanying condensed consolidated statements of operations for the three months ended January 3, 2014 (in thousands):

Revenue	$1,253
Loss from continuing operations before income taxes and restructuring charges	(3,598)

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

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 3, 2014 below give effect to the Mindspeed Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the three months ended January 3, 2014 were adjusted to exclude discontinued operations. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

January 3, 2014
Revenue	$102,924
Net loss	(8,078)

Other Acquisitions—In the fiscal fourth quarter of 2014 we acquired two businesses, I.K.E., Incorporated (IKE Micro) and Photonic Controls, LLC (Photonic Controls), for total cash consideration of $2.8 million. IKE Micro is a specialized build-to-print house based in Nashua, New Hampshire. The primary purpose of the IKE Micro acquisition is to drive COGS reductions and further improve gross margin in our Optoelectronics business. Photonic Controls is a small design company based in Horseheads, New York which specializes in photonic semiconductor development and system design. Its primary focus is to design silicon photonic chips for 100G/400G optical networks.

The assets acquired and liabilities assumed were recorded at their fair values and operating results were included in the financial statements from the date of acquisition. The preliminary purchase price allocation resulted in goodwill of $3.9 million and intangible assets, including manufacturing know-how and customer relationships, of $1.6 million recorded on the date of acquisition, which will be amortized over 7-10 years. Additionally, the Company recorded a contingent consideration liability of $0.8 million related to the acquisition of Photonic Controls which is included in other long-term liabilities in the accompanying consolidated balance sheet as of October 3, 2014. The maximum possible payment of contingent purchase price is $1.3 million. Approximately $1.7 million of the goodwill resulting from these acquisitions is deductible for tax purposes. The purchase price allocation will be finalized in fiscal 2015 upon receipt of final information related to valuation of intangibles and no allocation adjustments were recorded in the three months ended January 2, 2015. The acquisitions were not material to the Company’s consolidated financial statements.

Investments—The Company determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. The Company records at cost non-marketable equity investments where it does not have the ability to exercise significant influence or control and periodically reviews such investments for impairment.

During fiscal year 2014, the Company made a minority investment of $0.3 million in the convertible debt of a privately-held U.S. based company. The Company classified this investment as trading securities. (See Note 3.)

During fiscal year 2014, the Company made a minority investment of $5.0 million in the equity of a privately-held U.S. based company. This minority equity investment is accounted for under the cost method due to ownership less than 20% and lack of significant influence and is included on the consolidated balance sheets in other long-term assets. The Company evaluated the investment for other-than-temporary impairment as of January 2, 2015 and determined that no impairment existed. Additionally, the Company determined that the equity investment contained embedded derivatives. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the equity investment and to adjust the fair value as of each subsequent balance sheet date. As of January 2, 2015, the Company determined the embedded derivatives had no value, consistent with prior periods and the inception date.

3. FINANCIAL INSTRUMENTS

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 2, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	26,409	—	—	26,409

Total liabilities measured at fair value	$27,229	$—	$—	$27,229

	October 3, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	15,801	—	—	15,801

Total liabilities measured at fair value	$16,621	$—	$—	$16,621

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended January 2, 2015
	October 3, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 2, 2015
Trading securities	$250	$—	$—	$—	$—	$250

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$15,801	$10,608	$—	$—	$—	$26,409

	Three Months Ended January 3, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 3, 2014
Common stock warrant liability	$11,873	$(1,282)	$—	$—	$—	$10,591

As of January 2, 2015, the fair value of the securities have been estimated to approximate cost. These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded financial instruments. Any changes in the estimated fair values of the financial instruments in the future will be reflected in the Company’s earnings and such changes could be material.

The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by the Company. Specifically, the Company considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments were discounted to present value using risk-adjusted discount rates. The maximum possible payment of contingent consideration is $1.3 million.

As of January 2, 2015, the fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 6.0 years, expected volatility of 39.4% and risk free rate of 1.9%. Any significant change in these assumptions could have an impact on the value of the stock warrants.

4. INVENTORIES

Inventories consist of the following (in thousands):

	January 2, 2015	October 3, 2014
Raw materials	$42,068	$34,919
Work-in-process	4,249	5,500
Finished goods	42,891	33,153

Total	$89,208	$73,572

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	January 2, 2015	October 3, 2014
Machinery and equipment	$75,027	$68,438
Leasehold improvements	8,594	7,998
Furniture and fixtures	1,139	1,017
Construction in process	18,511	12,918
Computer equipment and software	7,758	7,758

Total property and equipment	111,029	98,129
Less accumulated depreciation and amortization	(51,636)	(47,772)

Property and equipment — net	$59,393	$50,357

Depreciation and amortization expense related to property and equipment for the three months ended January 2, 2015 was $3.9 million. Depreciation and amortization expense related to property and equipment for the three months ended January 3, 2014 was $3.2 million.

6. DEBT

On September 26, 2013, and as amended November 5, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which provided for a revolving credit facility of up to $300.0 million that was due to mature in September 2018 (Prior Facility). Borrowings under the revolving credit facility either bore a variable interest rate based on either the lender’s prime rate or a LIBOR rate, plus an applicable margin. The revolving credit facility was secured by a first priority lien on substantially all of the Company’s assets and required compliance with certain financial and non-financial covenants. In connection with the Mindspeed and Nitronex acquisitions, MACOM borrowed an aggregate of $245.0 million of indebtedness on its Prior Facility.

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

The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the straight-line method, which approximates the effective interest rate method. Borrowings under the Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75%, and (ii) for base rate loans, a rate per annum equal to the prime rate (subject to a floor of 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on the Company’s total net leverage ratio being within certain defined ranges), and (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on the Company’s total net leverage ratio being within certain defined ranges). The Company also pays a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on the Company’s total net leverage ratio being within certain defined ranges) as well as overall agency fees. MACOM borrowed $100.0 million of indebtedness on its Revolving Facility in connection with the BinOptics Acquisition, which remains outstanding at January 2, 2015. The Company has no remaining borrowing capacity under the Revolving Facility as of January 2, 2015. The Term Loans are payable in quarterly principal installments equal to 0.25% of the aggregate dollar amount of all Term Loans outstanding at the signing of the Credit Agreement, beginning on the last business day of September 2014, with the remainder due on the maturity date.

At the signing of the Credit Agreement, the entire $350.0 million principal amount of the Term Loans was funded. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. The Company incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of January 2, 2015, approximately $7.8 million of deferred financing costs remain unamortized.

As of January 2, 2015, the following remained outstanding on the Term Loans:

Principal balance	$348,250
Unamortized discount	(2,375)

345,875
Current portion	3,500

Long-term, less current portion	$342,375

As of January 2, 2015, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2015 (rest of fiscal year)	$2,625
2016	3,500
2017	3,500
2018	3,500
2019	3,500
Thereafter	331,625

Total	$348,250

The fair value of the Term Loans was estimated to be approximately $343.0 million as of January 2, 2015, and was determined using Level 3 inputs, including a quoted rate from a bank.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 2, 2015	January 3, 2014
Cost of revenue	$5,359	$1,968
Selling, general and administrative	1,053	385

Total	$6,412	$2,353

Intangible assets consist of the following (in thousands):

	January 2, 2015	October 3, 2014
Acquired technology	$150,757	$131,953
Customer relationships	138,170	24,670
In-process research and development	17,970	17,970
Trade name	3,400	3,400
Backlog	3,800	—

Total	314,097	177,993
Less accumulated amortization	(41,772)	(35,360)

Intangible assets — net	$272,325	$142,633

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Backlog	Goodwill
Balance at October 3, 2014	$188,777	$131,953	$24,670	$17,970	$3,400	$—	$10,784
BinOptics acquisition	220,234	17,954	113,500	—	—	3,800	84,980
Other intangibles purchased	850	850	—	—	—	—	—

Balance at January 2, 2015	$409,861	$150,757	$138,170	$17,970	$3,400	$3,800	$95,764

As of January 2, 2015, estimated amortization of the intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the BinOptics Acquisition, was as follows (in thousands):

2015 (rest of fiscal year)	$31,256
2016	34,071
2017	34,143
2018	32,760
2019	31,019
Thereafter	89,977

Total	$253,226

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

Accumulated amortization, for the acquired technology and customer relationships was $33.1 million and $8.6 million, respectively, as of January 2, 2015, and $27.8 million and $7.6 million, respectively, as of January 3, 2014.

In July 2013, the Company entered into a long term technology licensing and transfer agreement that calls for potential payments by the Company of up to $9.0 million through July 2016 based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology aggregated $7.0 million and $4.1 million as of January 2, 2015 and January 3, 2014, respectively, and were capitalized as incurred as acquired technology. Costs will be amortized to costs of revenue upon completion of the transfer, which is currently expected to be completed through fiscal year 2016.

8. STOCKHOLDER’S EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 2, 2015.

Outstanding shares of the Company’s common stock as of January 2, 2015 and October 3, 2014, presented in the accompanying condensed consolidated statements of stockholders’ equity exclude 52,000 and 59,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that remained subject to forfeiture.

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

The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 2, 2015	January 3, 2014
Numerator:
Net loss	$(6,306)	$(8,921)

Denominator:
Weighted average common shares outstanding-basic	47,606	46,517
Dilutive effect of options, restricted stock and warrants	—	—

Weighted average common shares outstanding-diluted	47,606	46,517

Common stock loss per share:
Basic	$(0.13)	$(0.19)

Diluted	$(0.13)	$(0.19)

The table above excludes the effects of 1,599 and 1,267 potential shares of common stock issuable upon exercise of stock options, restricted stock, and warrants for the three months ended January 2, 2015 and January 3, 2014, respectively, as the inclusion of which would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of January 2, 2015 and October 3, 2014, the Company had outstanding non-cancelable purchase commitments aggregating $3.5 million and $5.2 million respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business.

Patent Suit Against Laird. The Company brought a patent infringement suit against Laird Technologies, Inc. (Laird) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleges that Laird infringes on the Company’s United States Patent No. 6,272,349 (‘349 Patent), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. Laird filed an answer and declaratory judgment claims of invalidity and non-infringement on June 30, 2014. The Company filed a reply to the counterclaims on July 24, 2014.

The Company filed a motion for preliminary injunction, seeking to enjoin Laird’s infringement pending full trial on the merits. The court granted the motion for a preliminary injunction on June 13, 2014 and required the Company to post a bond of $4.0 million to secure the injunction. In granting the injunction, the court found that the Company is likely to succeed on the merits of the case at a full trial and that the equities weighed in favor of preliminarily enjoining Laird from making sales of its product until trial. Trial is scheduled to begin on May 16, 2016.

With respect to the above and other legal proceedings, the Company has not been able to reasonably estimate the amount or range of any possible loss, and accordingly has not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.

11. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection with broader plans to reduce staffing, and, generally, reduce operating costs. The restructuring expenses are comprised of direct and incremental costs related to headcount reductions including change-in-control obligations, severance, and outplacement fees for the terminated employees. The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Balance-October 3, 2014	$801
Current period charges - continuing operations	—
Payments	(734)

Balance-January 2, 2015	$67

The restructuring actions taken in fiscal year 2014 were paid through the first quarter of fiscal year 2015, and the remaining amount is expected to be paid during the second quarter of fiscal year 2015. No significant charges are expected. The Company’s restructuring charges are primarily employee related with non-employee related charges determined to be immaterial.

12. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	January 2, 2015	January 3, 2014
Cost of revenue	$346	$283
Research and development	962	484
Selling, general and administrative	1,851	1,078

Total stock-based compensation expense	$3,159	$1,845

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

Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Certain of the share-based awards granted and outstanding as of January 2, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one to five years. As of January 2, 2015, the Company had 9.8 million shares available for future grants under the 2012 Plan.

The Mindspeed 2013 Plan, the Mindspeed 2003 Plan, the Mindspeed Directors Plan and certain inducement equity grants (collectively, the Mindspeed Plans) were assumed by the Company in connection with the Mindspeed Acquisition. No additional equity awards will be made under the Mindspeed Plans.

A summary of stock option activity for the three months ended January 2, 2015, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-October 3, 2014	948	$11.73	6.6	$10,015
Granted	—	—
Exercised	(45)	8.64
Forfeited, canceled or expired	—	—

Outstanding-January 2, 2015	903	$11.87	6.5	$17,949

Options vested and expected to vest as of January 2, 2015	820	$11.30	6.3	$16,781

Options vested and exercisable as of January 2, 2015	523	$7.77	4.6	$12,622

Aggregate intrinsic value represents the difference between the Company’s closing stock price on January 2, 2015, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $806,000 for the three months ended January 2, 2015. As of January 2, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $1.9 million, which is expected to be recognized over the next 2.4 years.

In April 2014, the Company granted stock options as to 405,000 shares of common stock with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within ten years of the grant date. Due to the market condition upon which vesting is based, the fair value of the awards was estimated using a Monte Carlo simulation model. Compensation cost is recognized regardless of the number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the estimated service period of three years. In the event that the Company’s common stock achieves the target price of $32.55 per share prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized. These options are included in the table and other information above. On January 23, 2015, the Company’s common stock closed at a price of $34.79 per share, exceeding the target price of $32.55 per share, which will result in the recognition of approximately $2.5 million of compensation expense in the Company’s second fiscal quarter of 2015.

A summary of restricted stock and restricted stock units’ activity for the three months ended January 2, 2015, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Issued and unvested shares-October 3, 2014	1,720	2.6	$37,203

Granted	83
Vested and released	(41)
Forfeited, canceled or expired	(18)

Issued and unvested-January 2, 2015	1,744	2.4	$54,980

Shares expected to vest	1,566	2.4	$49,380

The total fair value of restricted stock awards and units vesting was $949,000 for the three months ended January 2, 2015. As of January 2, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units was $18.8 million, which is expected to be recognized over the next 3.4 years.

As of January 2, 2015, total unrecognized compensation cost related to the ESPP was not material.

Certain of the share-based awards granted and outstanding as of January 2, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three months ended January 2, 2015 and January 3, 2014, was primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates and non-deductible compensation, offset by U.S. state income taxes. For the three months ended January 2, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

The balance of the unrecognized tax benefit as of January 2, 2015 and October 3, 2014 was $1.7 million and includes a $1.4 million reduction in current deferred tax assets and a $0.3 million increase in other long-term liabilities in the accompanying consolidated balance sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is the Company’s policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending January 2, 2015, the Company did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at January 2, 2015 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

As disclosed in Note 1 our purchase accounting for BinOptics including Income Taxes is preliminary and subject to revision upon obtaining and analyzing all information. At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $38.4 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we currently believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $37.7 million, which includes a net deferred income tax asset of $14.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $52.6 million related to the difference between the book and tax basis of the intangible and other assets acquired in the acquisition.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, LLC (GaAs Labs) a stockholder and an affiliate of directors and majority stockholders John and Susan Ocampo, engaged the Company to provide administrative and business development services provided to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the three months ended January 2, 2015 and January 3, 2014, the Company had no billings with related parties and billed GaAs Labs $78,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

15. DIVESTITURES

Upon closing the Mindspeed Acquisition, MACOM decided to divest the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations for the three months ended January 3, 2014. There was no gain or loss on the sale, which had a selling price of $12.0 million and which closed in February 2014. The accompanying consolidated statement of operations for the three months ended January 3, 2014 includes the following operating results related to the divested business (in thousands):

Revenue	$457
Loss before income taxes	(3,374)
Benefit for income taxes	1,269
Loss from discontinued operations, net	(2,105)

In fiscal year 2014, the Company sold non-core assets representing one product line, receiving cash proceeds aggregating $12.0 million. The Company has no continuing interests in these assets. There was no gain or loss on the sale, which closed in May 2014.

16. SUPPLEMENTAL CASH FLOW INFORMATION

As of January 2, 2015 and January 3, 2014, the Company had $1.7 million and $1.2 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

17. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

The Company has one reportable operating segment which designs, develops, manufactures, and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating income (loss).

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	January 2, 2015	January 3, 2014
United States	$64,054	$53,889
International (1)	50,810	30,265

Total	$114,864	$84,154

	As of
Long-Lived Assets by Geographic Region	January 2, 2015	October 3, 2014
United States	$49,219	$42,031
International (2)	10,174	8,326

Total	$59,393	$50,357

(1)	No international countries represented greater than 10% of revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 13% at January 2, 2015 and 11% at October 3, 2014.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 2, 2015	January 3, 2014
Customer A	19%	23%
Customer B	16%	24%
Customer C	10%	—

	As of
Accounts Receivable	January 2, 2015	October 3, 2014
Customer A	16%	16%
Customer B	13%	16%
Customer C	11%	7%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended January 2, 2015 and January 3, 2014, ten customers represented an aggregate of 65% of revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with the Securities and Exchange Commission (SEC) on December 9, 2014.

In this document, the words “Company,” “we,” “our,” “us,” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

“M/A-COM” and “MACOM” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 as filed with the SEC on December 9, 2014. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading supplier of high-performance analog RF, microwave, millimeterwave and photonic semiconductor products that enable next-generation internet and modern battlefield applications. We design and manufacture differentiated, high-value products for customers who demand high-performance, quality and reliability. We offer a broad portfolio of over 3,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components, Indium Phosphide (InP) high-performance laser semiconductors and complete subsystems, across 43 product lines serving over 6,000 end customers in four primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, optical networking equipment, high density data networks, radar, automobile navigation systems, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are: Networks, which includes wired broadband, cellular backhaul, cellular infrastructure, enterprise networking, broadcast video transmission and optical communications applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures and communication data links; Automotive, which includes global positioning (GPS) modules we sell to Ford and Ford affiliates; and Multi-market, which includes industrial, medical, test and scientific applications.

On December 15, 2014, we completed the acquisition of BinOptics Corporation (BinOptics) (BinOptics Acquisition), a supplier of high-performance photonic products, pursuant to which, BinOptics became our wholly-owned subsidiary. We believe BinOptics aligns with our core growth strategy in our Networks market, and that it has a high performance laser semiconductor business model that is consistent with our target model for higher margin products with long product lifecycles. Further, we believe that BinOptics complements our existing business with an established footprint and customer relationships in the Asia-Pacific region and expands our addressable market for InP high-performance laser products and technology for use in optical networks. The operations of BinOptics are included in our consolidated financial statements from the date of acquisition.

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

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three months ended January 2, 2015, includes 13 weeks and fiscal year 2015 will include 52 weeks. The three months ended January 3, 2014, included 13 weeks and fiscal year 2014 included 53 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in the first quarter, the effect of which was not material to the three months ended January 2, 2015.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Substantially all of our revenue is derived from sales of high-performance analog RF, microwave, millimeterwave and photonic semiconductor products that enable next-generation internet, modern battlefield and other applications. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 43 product lines;

•	introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and

•	realizing growth in the market for high-performance analog semiconductors generally, and in our four primary markets in particular.

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

We expect revenue in A&D to be driven by major programs of record for both commercial and military radar platforms.

We expect our revenue in the Automotive market to be subject to fluctuations in our largest customer’s market share and overall macroeconomic conditions.

We expect revenue in Multi-market to be driven by diverse demand for our multi-purpose catalog products.

Cost of revenue. Cost of revenue primarily consists of the cost of semiconductor wafers and other materials used in the manufacture of our products, and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory and for fair market value adjustments related to the accounting for acquisitions, as well as amortization of intangible assets related to acquired technology.

Our gross margin in any period is significantly affected by industry demand and competitive factors in the markets into which we sell our products. Gross margin is also significantly affected by our product mix, that is, the percentage of our revenue in that period that is attributable to relatively higher or lower-margin products. Additional factors affecting our gross margin include fluctuations in the cost of wafers and materials, including precious metals, utilization of our wafer fabrication operation, level of usage of outsourced manufacturing, assembly and test services, changes in our manufacturing yields, changes in foreign currencies and numerous other factors, some of which are not under our control. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods, and our gross margin may fluctuate from period to period.

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

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, income from transition services provided related to sales of businesses and assets, and income from our administrative and business development services agreement with GaAs Labs, which is one of our stockholders and an affiliate of our directors and majority stockholders John and Susan Ocampo. We expect interest expense to be higher in future periods due to increased borrowing to fund the Mindspeed, Nitronex and BinOptics acquisitions, as well as to provide additional liquidity.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014.

Revenue Recognition—We recognize revenue when: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. We recognize revenue with the transfer of title and risk of loss, and provide for reserves for returns and other allowances.

We generally do not provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, we do not maintain a reserve for such customers. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component of revenue. We provide warranties for our products and accrue the cost of warranty claims in the period the related revenue is recorded.

Certain agreements with distribution customers provide for rights of return and price protection until such time as our products are sold by the distributors to their customers and, until the quarter ended January 2, 2015, we recognized revenue from sales under such agreements when the distributor resold the product to its end customer (the sell-through basis of recognizing revenue). In the first quarter ended January 2, 2015, we completed an evaluation of our revenue recognition methodology relating to distributors and concluded that it was more appropriate to recognize revenues on sales to distributors at the time of shipment to a distributor (the sell-in basis of recognizing revenue).

Prior to the first quarter, we had concluded that we had insufficient information as well as limited experience in estimating the effect of the right of distributors to return product and price protection and, accordingly, used the sell through method of revenue recognition. We have recently concluded a study of three years of distributor related transactions in addition to our ongoing efforts to standardize our revenue recognition policies and believe we now have sufficient data to reach the conclusion that sales and revenues relating to distributor transactions are capable of reasonable estimation. Accordingly, we implemented the sell-in method of accounting for sales to distributors. We recorded adjustments during the first quarter ended January 2, 2015 related to this change to recognize previously deferred revenues and to establish a reserve of $5.5 million against distributor sales. The net effect was a one-time increase of $15.1 million for both previously deferred revenue and current period revenue. Additionally, we recognized the related inventory costs of $4.7 million. The foregoing resulted a reduction of net loss by $8.5 million and a reduction of earnings per share loss of $0.18 per share for the quarter ended January 2, 2015.

In determining the new reserve amount, we noted that distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including pricing protection, obsolete inventory, new products and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. Our policy is to use a twelve month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded.

Results of Operations

We acquired Nitronex on February 13, 2014. Because we and Nitronex were under common control since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012, have been combined using historical amounts of each entity. In addition, our financial results include 13 weeks for the three months ended January 2, 2015, and 13 weeks for the three months ended January 3, 2014.

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended
	January 2, 2015	January 3, 2014
Revenue (1)	$114,864	$84,154
Cost of revenue (2)(3)(6)	60,663	48,432

Gross profit	54,201	35,722

Operating expenses:
Research and development	19,474	12,430
Selling, general and administrative (3)(5)	25,599	19,383
Restructuring charges	—	13,090

Total operating expenses	45,073	44,903

Income (loss) from operations	9,128	(9,181)

Other income (expense):
Warrant liability (expense) gain (4)	(10,608)	1,282
Interest expense (3)	(4,723)	(586)
Other income	375	78

Total other income (expense)	(14,956)	774

Loss before income taxes	(5,828)	(8,407)
Income tax provision (benefit)	478	(1,591)

Loss from continuing operations	(6,306)	(6,816)
Loss from discontinued operations	—	(2,105)

Net loss	$(6,306)	$(8,921)

(1)	2015 period includes $15.1 million recognized in connection with a change in estimate related to distribution revenue recognition.
(2)	2015 period includes $4.7 million recognized in connection with a change in estimate related to distribution revenue recognition.
(3)	Amortization expense related to intangible assets arising from acquisitions and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands).
(4)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(5)	Includes transaction expenses of $4.6 million and $4.2 million in the three months ended January 2, 2015 and January 3, 2014, respectively, and litigation costs of $0.7 million and $1.0 million in the three months ended January 2, 2015 and January 3, 2014, respectively.
(6)	Includes approximately $0.7 million and $0.2 million for costs for step-up in valuation of acquired inventory to fair value in the three months ended January 2, 2015 and January 3, 2014, respectively.

	Three Months Ended
	January 2, 2015	January 3, 2014
Amortization expense:
Cost of revenue	$5,359	$1,968
Selling, general and administrative	1,053	385
Non-cash compensation expense: (a)
Cost of revenue	354	283
Research and development	1,038	484
Selling, general and administrative	2,405	1,078
Amortization of deferred financing costs – interest expense	439	119

(a)	Includes (i) share-based compensation expense and (ii) other non-cash compensation related to the BinOptics Acquisition.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 2, 2015	January 3, 2014
Revenue	100.0%	100.0%
Cost of revenue	52.8	57.6

Gross margin (1)	47.2	42.4

Operating expenses:
Research and development	17.0	14.8
Selling, general and administrative	22.3	23.0
Restructuring charges	—	15.6

Total operating expenses	39.2	53.4

Income (loss) from operations	7.9	(10.9)

Other income (expense):
Warrant liability (expense) gain	(9.2)	1.5
Interest expense	(4.1)	(0.7)
Other income	0.3	0.1

Total other income (expense)	(13.0)	0.9

Income (loss) before income taxes	(5.1)%	(10.0)%
Income tax provision (benefit)	0.4	(1.9)

Income (loss) from continuing operations	(5.5)	(8.1)
Loss from discontinued operations	—	(2.5)

Net income (loss)	(5.5)%	(10.6)%

(1)	2015 period includes 2.1% increase in connection with a change in estimate related to distribution revenue recognition.

Comparison of the Three Months Ended January 2, 2015 to the Three Months Ended January 3, 2014

Revenue. Our revenue increased $30.7 million, or 36.5%, to $114.9 million for the three months ended January 2, 2015, from $84.2 million for the three months ended January 3, 2014. The increase in revenue in the 2014 periods are described in the following paragraphs by end markets.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended
	January 2, 2015 (1)	January 3, 2014	% Change
Networks	$53,460	$23,180	130.6%
A&D	24,853	24,225	2.6%
Multi-market	18,243	15,410	18.4%
Automotive	18,308	21,339	(14.2)%

Total	$114,864	$84,154

Networks	46.5%	27.5%
A&D	21.6%	28.8%
Multi-market	15.9%	18.3%
Automotive	16.0%	25.4%

Total	100.0%	100.0%

(1)	Includes $15.1 million recognized in connection with a change in estimate related to distribution revenue recognition of which $6.2 million related to Networks, $4.3 million to A&D and $4.6 million to multi-market.

In the three months ended January 2, 2015, our Networks market revenue increased by 130.6%, an increase of 104% excluding the impact of the change in estimate related to distribution revenue recognition compared to the three months ended January 3, 2014. The increase in revenue in the 2015 period was primarily from sales of our newly acquired products addressing carrier infrastructure, fiber to the home access networks, physical media devices, crosspoint and chipsets for broadcast video, as well as increased sales of our products targeting optical applications, partly offset by continued weakness in our products targeting wired broadband, wireless high-performance and wireless backhaul products.

In the three months ended January 2, 2015, our A&D market revenue increased by 2.6% compared to the three months ended January 3, 2014. However, excluding the impact of the change in estimate related to distribution revenue recognition, A&D market revenue decreased by 15% compared to the three months ended January 3, 2014 due primarily to a decrease in demand for radar applications.

In the three months ended January 2, 2015, our Multi-market revenues increased by 18.4% compared to the three months ended January 3, 2014. However, excluding the impact of the change in estimate related to distribution revenue recognition, Multi-market revenue decreased by 12% compared to the three months ended January 3, 2014 primarily due to decreased catalog sales.

In the three months ended January 2, 2015, our Automotive revenues decreased by $3.0 million, or 14.2%, compared to the three months ended January 3, 2014. We attribute this decrease in the 2015 period to normal levels of fluctuation in demand by our largest automotive customer of our GPS modules.

Gross profit. Gross margin was 47.2% for the three months ended January 2, 2015, and 42.4% for the three months ended January 3, 2014. Gross margin in the fiscal 2015 period was positively impacted by a favorable product mix with increased sales of higher gross margin products, offset by increased amortization expense related to acquired intangible assets.

Research and development. R&D expense increased by $7.0 million, or 56.7%, to $19.5 million, or 17.0% of our revenue, for the three months ended January 2, 2015, compared with $12.4 million, or 14.8% of our revenue, for the three months ended January 3, 2014. R&D expense increased in the 2015 period primarily as a result of research and development activities related to acquired businesses as well as from an increase in compensation.

Selling, general and administrative. SG&A expense increased $6.2 million, or 32.1%, to $25.6 million, or 22.3% of our revenue, for the three months ended January 2, 2015, compared with $19.4 million, or 23.0% of our revenue, for the three months ended January 3, 2014. SG&A expenses increased in the 2015 period primarily due to acquisition and integration costs related to acquired businesses, increased compensation, and increased litigation costs.

Restructuring charges. There were no restructuring charges for the three months ended January 2, 2015, compared to charges of $13.1 million for the three months ended January 3, 2014. The fiscal year 2014 restructuring charges are related to contractual costs associated with Mindspeed employment agreements, as well as costs associated with a reduction of Mindspeed and Nitronex staffing subsequent to the acquisitions of these businesses, and related severance and benefits.

Income from operations. Income from operations increased by $18.3 million to $9.1 million, or 7.9% of our revenue, for the three months ended January 2, 2015, compared with a loss of $9.2 million, or 10.9% of our revenue, for the three months ended January 3, 2014.

Warrant liability. The warrant liability resulted in an expense of $10.6 million for the three months ended January 2, 2015, compared to a gain of $1.3 million for the three months ended January 3, 2014. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $4.7 million and $0.6 million for the three months ended January 2, 2015 and January 3, 2014, respectively. The increase in interest expense in the current period is due to increased borrowings outstanding under our Credit Agreement at higher interest rates. The borrowings were primarily utilized to fund our Mindspeed and Nitronex Acquisitions.

Other income. Other income was $0.4 million and $0.01 million for the three months ended January 2, 2015 and January 3, 2014, respectively.

Provision for income taxes. The provision for income taxes was $0.5 million for the three months ended January 2, 2015, compared to a benefit of $1.6 million for the three months ended January 3, 2014. The provision for the three months ended January 2, 2015 results from current period taxable income after adjusting for a non-deductible discrete loss of $10.6 million for the changes in fair values of the stock warrant liability.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three months ended January 2, 2015 and January 3, 2014, was primarily impacted by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, offset by U.S. state income taxes. For the three months ended January 2, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $38.4 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $37.7 million, with includes a net deferred income tax asset of $14.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $52.6 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition.

Liquidity and Capital Resources

As of January 2, 2015, we held $48.3 million of cash and cash equivalents, all deposited with financial institutions. Cash from operations was $2.1 million in the three months ended January 2, 2015, of which the principal components were net loss of $6.3 million, plus non-cash expenses of $25.7 million, and cash decreases from operating assets and liabilities of $17.3 million. Decreases in accounts receivable, inventories and prepaid expenses and other assets of $6.6 million, $1.6 million and $2.4 million, respectively, were partially offset by decreases in accounts payable, accrued and other liabilities, income taxes payable and deferred revenue of $3.5 million, $6.9 million, $0.5 million and $17.0 million, respectively.

Cash used in investing activities was $227.1 million in the three months ended January 2, 2015, which consisted of net business acquisition expenditures of $223.1 million for the purchase of BinOptics, $2.9 million of purchases of property and capital equipment, including renovation of leased facilities and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools, as well as $1.1 million of intellectual property acquired.

Cash from financing activities was $99.4 million in the three months ended January 2, 2015, of which $100.0 million related to borrowings under our Revolving Facility. Proceeds from stock option exercises and employee stock purchases totaled $1.7 million during the period. Capital lease payments totaled $1.1 million, debt repayment of $0.9 million and repurchases of stock totaled $0.3 million during the period.

On May 8, 2014, we refinanced our outstanding indebtedness under our prior revolving credit facility (Prior Facility) and discharged our obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, we terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due through draws on the Credit Agreement. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). The Term Loans were issued with an original issue discount (OID) of 0.75%, which is being amortized over the term of the Term Loans using the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, beginning on the last business day of September 2014, with the remainder due on the maturity date.

At the signing of the Credit Agreement, the entire $350.0 million principal, less the OID, amount of the Term Loans, was funded, and we subsequently borrowed $100.0 million of indebtedness on our Revolving Facility in connection with the BinOptics Acquisition. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of January 2, 2015, we were in compliance with all financial and non-financial covenants under the Credit Agreement.

As of January 2, 2015, we had $348.3 million of outstanding Term Loan borrowings under the Credit Agreement with no borrowing availability as of that date.

In July 2013, we announced that we had licensed GaN process technology from GCS and would be installing such process technology at our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees, and other related costs and expenses. We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of January 2, 2015, of up to $4.9 million through July 2016.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 2, 2015, cash held by our foreign subsidiaries was $19.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

As we had no remaining borrowing availability under our credit facilities as of January 2, 2015, we may consider the issuance and sale of equity securities in the future to pay down our outstanding indebtedness under our Revolving Facility or seek to refinance our indebtedness to increase our borrowing availability. We plan to use our available cash and cash equivalents and any borrowing capacity we may have from time to time under our Revolving Facility for general corporate purposes, including working capital, and potentially for the acquisition of or investment in complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 2, 2015.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of January 2, 2015, we had $348.3 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $4.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired BinOptics in the quarter ended January 2, 2015. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of BinOptics. BinOptics represented 30.7% of our total assets and 1.9% of our revenue as of and for the quarter ended January 2, 2015. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2015.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of BinOptics, we continue to evaluate the processes and procedures of BinOptics’ internal control over financial reporting and incorporate BinOptics’ internal control over financial reporting into our internal control over financial reporting framework. There were no changes in our internal control over financial reporting during the quarter ended January 2, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial and employment disputes, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any pending legal proceedings as of the filing date of this Quarterly Report on Form 10-Q that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

We may be unable to successfully integrate the business and personnel of BinOptics, and may not realize the anticipated synergies and benefits of the BinOptics Acquisition.

We completed our acquisition of BinOptics on December 15, 2014, and we may not realize the expected benefits from the BinOptics Acquisition because of integration difficulties or other challenges. The success of the BinOptics Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the BinOptics business with our existing businesses. The integration process may be complex, costly, and time-consuming. The potential difficulties we may face in integrating the operations of the BinOptics business include, among others:

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

BinOptics may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of BinOptics. We have limited recourse under the merger agreement to recover damages relating to the liabilities of BinOptics and its subsidiaries.

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

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Analog Devices, Inc. across most of our primary markets. Our other significant competitors include, among others, Avago Technologies Limited, Cobham Defense Electronic Systems, Microsemi Corporation, Qorvo, Inc. and Skyworks Solutions, Inc.

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

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas and technology is frequently licensed, and we have been in the past and may in the future, be subject to claims that we have breached, infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales, or damaged customer relationships and diversion of management’s attention and resources.

Many of our products currently incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. If the licenses to such technology that we currently hold become unavailable or the terms on which they are available become commercially unreasonable, or if we are unable to acquire or license necessary technology for our products in the future, our business could be adversely affected.

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with this market at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry, and we have in the past and may in the future be subjected to disputes over the terms of such licenses. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities, and declining revenues and profitability. Such events could have a material adverse effect on our financial condition and results of operations.

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

Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets, and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, InP, SiGe or GaN to deliver reliable operation at higher power, higher frequency, or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges, and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.

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

The outcome of litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

From time to time we are a party to litigation matters such as those described in Part II. Item 1, “Legal Proceedings” of this Quarterly Report. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise materially harm our business.

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

As of January 2, 2015, we have a term loan outstanding of $348.3 million and a revolving credit facility outstanding of $100.0 million. The facility is secured by a first priority lien on all domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

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

Our business and operations could suffer in the event of a security breach or other cybersecurity incident.

Cyber attacks and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and may be successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach impacts the operation of our products in the field, or results in inappropriate disclosure of our customers’ confidential information, we may incur liability, reputational damage or impaired business relationships as a result, which could harm our business. While we expect to continually invest in additional resources and services to bolster the security of our information technology systems, no amount of investment will eliminate these risks entirely.

Risks Relating to Ownership of our Common Stock

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

Our largest stockholders control a significant amount of our outstanding common stock. As of January 2, 2015, John and Susan Ocampo beneficially owned 52.1% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 19.9% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 4, 2014 - October 31, 2014	1,805	$13.88	—	—
November 1, 2014 - November 28, 2014	3,241	13.62	—	—
November 29, 2014 - January 2, 2014	762	14.29	—	—

	5,808	$13.79	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, outside of a publicly-announced repurchase plan, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed Technologies, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1*	Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between M/A-COM Technology Solutions Inc. and Robert Dennehy.

10.2*	Offer of Employment Letter, dated as of November 5, 2013, between M/A-COM Technology Solutions Inc. and Najabat Hasnain Bajwa (incorporated by reference to Exhibit (d)(5) our Tender Offer Statement on Schedule TO filed with the SEC on November 19, 2013).

10.3*	Offer of Employment Letter, dated as of December 11, 2013, between M/A-COM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.4*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (as amended and restated).

10.5*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2014).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 2, 2015	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 2, 2015	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Indenture, dated June 19, 2012, among Mindspeed Technologies, Inc., certain subsidiaries of Mindspeed, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 filed by Mindspeed Technologies, Inc. on August 8, 2012 (File No. 333-31650).

10.1*	Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between M/A-COM Technology Solutions Inc. and Robert Dennehy.

10.2*	Offer of Employment Letter, dated as of November 5, 2013, between M/A-COM Technology Solutions Inc. and Najabat Hasnain Bajwa (incorporated by reference to Exhibit (d)(5) our Tender Offer Statement on Schedule TO filed with the SEC on November 19, 2013).

10.3*	Offer of Employment Letter, dated as of December 11, 2013, between M/A-COM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.4*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan (as amended and restated).

10.5*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2014).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.