Form 10-Q
period 2015-04-03
M/A-COM Technology Solutions Holdings, Inc.
filed 2015-05-13
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

or

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

As of May 8, 2015, there were 52,637,979 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 3, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,970	$173,895
Accounts receivable, net	89,350	75,156
Inventories	84,077	73,572
Deferred income taxes	35,957	35,957
Prepaids and other current assets	25,386	14,769

Total current assets	$308,740	$373,349
Property and equipment, net	65,352	50,357
Goodwill	96,321	10,784
Intangible assets, net	261,579	142,633
Deferred income taxes	49,063	84,629
Other assets	19,194	20,482

TOTAL ASSETS	$800,249	$682,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of lease	$562	$—
Current portion of long-term debt	3,500	3,478
Accounts payable	29,915	29,797
Accrued liabilities	33,033	34,248
Income taxes payable	896	865
Deferred revenue	267	17,258

Total current liabilities	$68,173	$85,646
Lease payable, less current portion	741	—
Long-term debt, less current portion	341,594	343,178
Warrant liability	32,018	15,801
Other long-term liabilities	8,028	9,042

Total liabilities	$450,554	$453,667

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	53	48
Additional paid-in capital	512,694	377,714
Treasury stock, at cost	(330)	(330)
Accumulated deficit	(161,354)	(147,511)
Accumulated other comprehensive loss	(1,368)	(1,354)

Total stockholders’ equity	$349,695	$228,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,249	$682,234

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Revenue	$124,885	$107,827	$239,749	$191,981
Cost of revenue	70,878	80,964	131,541	129,396

Gross profit	54,007	26,863	108,208	62,585

Operating expenses:
Research and development	21,061	20,347	40,535	32,777
Selling, general and administrative	29,227	24,504	54,826	43,887
Restructuring charges	413	2,635	413	15,725

Total operating expenses	50,701	47,486	95,774	92,389

Income (loss) from operations	3,306	(20,623)	12,434	(29,804)

Other income (expense)
Warrant liability (expense) gain	(5,609)	(4,066)	(16,217)	(2,784)
Interest expense	(4,723)	(1,622)	(9,446)	(2,208)
Other income (expense)	(1,376)	1,009	(1,001)	1,087

Total other expense	(11,708)	(4,679)	(26,664)	(3,905)

Loss before income taxes	(8,402)	(25,302)	(14,230)	(33,709)
Income tax provision (benefit)	(865)	(5,680)	(387)	(7,271)

Loss from continuing operations	(7,537)	(19,622)	(13,843)	(26,438)
Loss from discontinued operations	—	(2,500)	—	(4,605)

Net loss	$(7,537)	$(22,122)	$(13,843)	$(31,043)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.15)	$(0.42)	$(0.28)	$(0.57)
Loss from discontinued operations	—	(0.05)	—	(0.10)

Loss per share - basic	$(0.15)	$(0.47)	$(0.28)	$(0.67)

Diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.42)	$(0.28)	$(0.57)
Loss from discontinued operations	—	(0.05)	—	(0.10)

Loss per share - diluted	$(0.15)	$(0.47)	$(0.28)	$(0.67)

Shares used:
Basic	50,593	46,808	49,100	46,656

Diluted	50,593	46,808	49,100	46,656

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Net loss	$(7,537)	$(22,122)	$(13,843)	$(31,043)
Foreign currency translation loss	(221)	(432)	(14)	(387)

Total comprehensive loss	$(7,758)	$(22,554)	$(13,857)	$(31,430)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other	Additional		Total
	Common Stock		Treasury Stock		Comprehensive	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at October 3, 2014	47,548	$48	23	$(330)	$(1,354)	$377,714	$(147,511)	$228,567

Common stock issued, net of issuance costs	4,500	5				127,903		127,908
Stock options exercises	174					1,530		1,530
Vesting of restricted common stock and units	407							—
Shares issued pursuant to employee stock purchase plan	97					1,343		1,343
Minimum tax withholding payments for employee share-based awards	(156)					(4,924)		(4,924)

Share-based compensation						9,128		9,128
Other comprehensive income					581			581
Foreign currency translation					(595)			(595)
Net loss							(13,843)	(13,843)

Balance at April 3, 2015	52,570	$53	23	$(330)	$(1,368)	$512,694	$(161,354)	$349,695

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 3, 2015	April 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,843)	$(31,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition):
Warrant liability expense	16,217	2,784
Depreciation and amortization	24,872	15,951
Acquired inventory step-up amortization	4,037	18,053
Amortization of deferred financing costs	842	238
Impairment of minority equity investment	3,500	—
Deferred income taxes	(1,216)	1,017
Loss on disposal of property and equipment	101	89
Share-based compensation	9,128	5,135
Change in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable	(3,345)	8,345
Inventories	3,358	(3,933)
Prepaid expenses and other assets	5,145	(1,991)
Accounts payable	(5,549)	(8,480)
Accrued and other liabilities	(9,864)	759
Income taxes	(374)	(16,420)
Deferred revenue	(16,991)	5,212

Net cash provided by (used in) operating activities	16,018	(4,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a businesses, net	(222,955)	(258,108)
Purchases of property and equipment	(14,036)	(5,994)
Sale of business	—	8,627
Strategic investments	(250)	—
Acquisition of intellectual property	(1,587)	(4,096)

Net cash provided by (used in) investing activities	(238,828)	(259,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	3,200
Payments on long-term debt	(1,750)	—
Proceeds from stock offering, net of issuance costs	127,959	—
Proceeds from revolving credit facility	100,000	245,000
Payments on revolving credit facility	(100,000)	—
Proceeds from stock option exercises and employee stock purchases	2,871	2,295
Payments on capital leases	(1,232)	—
Repurchase of common stock	(4,924)	(300)
Excess tax benefits	—	1,331
Payment of assumed debt	—	(34,952)
Other	(39)	(68)

Net cash provided by (used in) financing activities	122,885	216,506

NET CHANGE IN CASH AND CASH EQUIVALENTS	(99,925)	(47,349)
CASH AND CASH EQUIVALENTS — Beginning of period	$173,895	$110,488

CASH AND CASH EQUIVALENTS — End of period	$73,970	$63,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,574	$1,900

Cash paid for income taxes	$794	$4,138

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING

Description of Business—M/A-COM Technology Solutions Holdings, Inc. (MACOM or the Company) was incorporated in Delaware on March 25, 2009. MACOM is a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave and millimeterwave spectrum and photonic semiconductor products. Headquartered in Lowell, Massachusetts, MACOM has offices in North America, Europe, Asia and Australia.

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

Under the Jumpstart Our Business Startups Act (JOBS Act), the Company qualified as an emerging growth company. Accordingly, the Company elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We expect to cease being an emerging growth company at the end of fiscal year 2015, which will, among other things, require us to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 including obtaining an auditor attestation of our internal controls.

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2015 is 52 weeks in length and the three and six months ended April 3, 2015 include 13 and 26 weeks, respectively. Fiscal year 2014 was 53 weeks in length and the three and six months ended April 4, 2014 include 13 and 27 weeks, respectively. The accompanying condensed consolidated financial statements are referred to as “consolidated” for all periods presented.

On December 15, 2014, MACOM completed the acquisition of BinOptics Corporation (BinOptics), a supplier of high-performance photonic products (BinOptics Acquisition). The BinOptics Acquisition was accounted for as a purchase and the operations of BinOptics have been included in MACOM’s condensed consolidated financial statements since December 15, 2014, the date of acquisition.

MACOM acquired Nitronex, LLC (Nitronex) in a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave and millimeterwave applications, was previously acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. Prior to the Nitronex Acquisition, GaAs Labs was a stockholder in MACOM, and GaAs Labs, Nitronex and MACOM were under common control from June 25, 2012 through February 13, 2014 due to a common controlling stockholder. The accompanying consolidated financial statements for the three months and six months ended April 4, 2014, combine MACOM’s historical consolidated financial statements with the historical financial statements of Nitronex from January 3, 2014 through April 4, 2014 and September 28, 2013 through April 4, 2014, and have been presented in a manner similar to a pooling-of-interests to include the results of operations of each business since the date of common control.

On December 18, 2013, MACOM completed the acquisition of Mindspeed Technologies, Inc. (Mindspeed), a supplier of high-performance analog semiconductor solutions for communications infrastructure applications (Mindspeed Acquisition). The Mindspeed Acquisition was accounted for as a purchase, and the operations of Mindspeed have been included in MACOM’s consolidated financial statements since December 18, 2013, the date of acquisition.

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

Foreign Currency Translation and Remeasurement—The Company’s consolidated financial statements are presented in U.S. dollars. While the majority of the Company’s foreign operations use the U.S. dollar as the functional currency, the financial statements of the Company’s foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates (for assets and liabilities) and at average exchange rates (for revenue and expenses). The unrealized translation gains and losses on the net investment in these foreign operations are accumulated as a component of other comprehensive loss.

The financial statements of the Company’s foreign operations where the functional currency is the U.S. dollar, but where the underlying transactions are transacted in a different currency, are re-measured at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Nonmonetary assets and liabilities, such as inventories and property and equipment and related statements of operations accounts, such as cost of revenue and depreciation, are remeasured at historical exchange rates. Revenue and expenses, other than cost of revenue, amortization and depreciation, are translated at the average exchange rate for the period in which the transaction occurred. The net gains (losses) on foreign currency remeasurement are reflected in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company’s recognized net gains and losses on foreign exchange are included in selling, general and administrative expense and for all periods presented were immaterial.

Revenue Recognition—The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. The Company recognizes revenue with the transfer of title and risk of loss and provides for reserves for returns and other allowances.

The Company generally does not provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, the Company does not typically maintain a reserve for customers. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component cost of revenue. The Company provides warranties for its products and accrues the cost of warranty claims in the period the related revenue is recorded.

Prior to fiscal 2015, the Company had concluded that it had insufficient information as well as limited experience in estimating the effect of the right of distributors to return product and price protection and, accordingly, used the sell through approach of revenue recognition. Under this approach, the Company would recognize revenue from sales after the distributor resold the product to its end customer (the sell through basis). After concluding an extensive three year study of distributor related transactions, the Company completed an evaluation of its revenue recognition policy and concluded that it was more appropriate to recognize revenue to distributors at the time of shipment to the distributor (sell-in basis). The Company believes it now has sufficient data to predict future price adjustments from distributors and has a basis of being able to reasonably estimate these future price adjustments.

On a consolidated basis, revenue from distribution customers impacted by the change in estimate accounts for approximately 10-15% of total consolidated revenue. Certain agreements with distribution customers provide for rights of return and compensation credits until such time as the Company’s products are sold by the distributors to their end customers. The Company has agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The Company records charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivables based upon historical activity. The Company’s policy is to use a twelve month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded. The Company changed its revenue recognition policy from a sell through to a sell-in approach during the first fiscal quarter of 2015. The Company recognizes revenue when criteria for FASB ASC 605-15-25 are met.

During the first fiscal quarter of 2015, the Company recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The net effect was an increase of $15.1 million, of which $12.4 million was from previously deferred revenue and $2.7 million was related to the change in distributor inventories. Additionally, the Company recognized the related deferred inventory costs of $4.7 million which resulted in a reduction to net loss of $8.5 million, or a reduction of $0.18 net loss per share when the change in estimate was recorded. During the three months ended April 3, 2015, this change in estimate resulted in revenue of $3.7 million and a reduction in net loss of $0.3 million, or $0.01 reduction of net loss per share, respectively. During the six months ended April 3, 2015, this change in estimate resulted in revenue of $18.8 million and a reduction in net loss of $8.8 million, or $0.18 reduction of net loss per share, respectively.

The Company also established a new reserve of $5.5 million during the first quarter of fiscal year 2015 which was increased to $6.5 million for the quarter ended April 3, 2015 related to future rebates and returns under various programs associated with our distributor agreements. The amount of this reserve is largely driven by the individual distribution agreements and the Company’s business strategy whereby the Company will invoice the distributor at “list price”. The Company expects to issue compensation credits consistent with the distributor agreements. The difference between the list price and distributor selling price will vary by product grouping consistent with historical trends and marketing strategies. Historically, 90 percent of the credits issued to distributors are based on “list price” credits and 10 percent of the credits were for product returns and stock rotation rights, based upon the twelve month rolling historical experience rate.

The table below shows the changes in gross and net distributor revenue and reserve balances associated with the change in estimate for the three and six months ended April 3, 2015:

	Three Months Ended		Six Months Ended
	January 2, 2015	April 3, 2015	April 3, 2015
Gross revenue effect of one-time change in estimate (1)	$17.0	—	$17.0
Gross revenue effect associated with change in estimate (2)	3.6	4.7	8.3

Total gross revenue resulting from change in estimate	$20.6	$4.7	$25.3

Net revenue effect of one-time change in estimate (3)	$12.4	—	12.4
Net revenue effect associated with change in estimate (4)	2.7	3.7	6.4

Total net revenue resulting from change in estimate	$15.1	$3.7	$18.8

Reserve for future returns and credits (5)	($5.5)	($1.0)	($6.5)

(1)	This amount was recorded as deferred revenue as of October 3, 2014.
(2)	This amount represents the gross revenue impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period.
(3)	This amount represents the net revenue impact of the one-time change in estimate after applying the associated reserve for future credits and returns.
(4)	This amount represents the net revenue impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period after applying the associated reserve for future credits and returns.
(5)	This amount reflects the change in the revenue reserve for future returns and credits. The balance as of April 3, 2015 is $6.5 million.

Recent Accounting Standards—In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements.

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

In June 2014, the FASB issued ASU 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) which addresses how to account for share-based performance awards including determining rendering service on the date the performance target is achieved. The Company is currently evaluating the impact of ASU 2014-12, which is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 address concerns regarding the current accounting for consolidation of certain legal entities. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently evaluating the impact of ASU 2015-02, which is effective for the Company in our fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is currently evaluating the impact of ASU 2015-03, which is effective for the Company in our fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

2. ACQUISITIONS

Acquisition of BinOptics Corporation—On November 17, 2014, MACOM entered into an Agreement and Plan of Merger with BinOptics, a supplier of high-performance photonic semiconductor products. On December 15, 2014, MACOM completed the BinOptics Acquisition. In accordance with the Agreement and Plan of Merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $224.0 million in cash, subject to customary purchase price adjustments. The Company funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under its existing Revolving Facility. For the six months ended April 3, 2015, the Company recorded transaction costs of $4.1 million related to the BinOptics Acquisition.

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

The Company expects to finalize its allocation of purchase price during fiscal year 2015. The preliminary allocation of purchase price as of April 3, 2015, is as follows (in thousands):

	Original Allocation	Allocation Adjustments	April 3, 2015 Adjusted Allocation

Current assets	$41,836	$—	$41,836
Intangible assets	135,254	(1,054)	134,200
Other assets	14,090	—	14,090

Total assets acquired	191,180	(1,054)	190,126

Liabilities assumed:
Debt	1,491	—	1,491
Deferred income taxes	37,745	(382)	37,363
Other liabilities	12,810	—	12,810

Total liabilities assumed	52,046	(382)	51,664

Net assets acquired	139,134	(672)	138,462

Consideration:
Cash paid upon closing, net of cash acquired	224,114	(115)	223,999

Goodwill	$84,980	$557	$85,537

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$16,900	7
Customer relationships	117,300	10

	$134,200

The overall weighted-average life of the identified intangible assets acquired in the BinOptics Acquisition is estimated to be 9.6 years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion including the areas of taxation where a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of April 3, 2015, and for the interim periods then ended.

The following is a summary of BinOptics revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the three and six months ended April 3, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	April 3, 2015	April 3, 2015
Revenue	$17,079	$19,207
Loss before income taxes	(4,056)	(5,435)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and six months ended April 3, 2015 and April 4, 2014, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of BinOptics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the three and six months ended April 3, 2015 and April 4, 2014 were adjusted to exclude discontinued operations. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Revenue	$124,885	$118,435	$251,616	$209,199
Net loss	(4,093)	(27,045)	(10,831)	(38,925)

The table above represents proforma net loss which differs from the actual results due to adjustments related to inventory step-up, intangible amortization expense which were reflected in fiscal 2014.

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

MACOM completed the Mindspeed Acquisition through a cash tender offer (Offer) by Micro Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of MACOM, for all of the outstanding shares of common stock, par value $0.01 per share, of Mindspeed (Shares) at a purchase price of $5.05 per share, net to the seller in cash, without interest, less any applicable withholding taxes (Offer Price). Immediately following the Offer, Merger Sub merged with and into Mindspeed, with Mindspeed surviving as a wholly-owned subsidiary of MACOM. At the effective time of the merger, each Share not acquired in the Offer (other than shares held by MACOM, Merger Sub and Mindspeed, and shares of restricted stock assumed by MACOM in the merger) was converted into the right to receive the Offer Price. MACOM funded the Mindspeed Acquisition through the use of available cash and borrowings under its revolving credit facility. The aggregate purchase price for the Shares, net of cash acquired, was $232.0 million and MACOM assumed $81.3 million of liabilities and incurred costs of $4.5 million that was expensed during fiscal year 2014.

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

The Company finalized the purchase price allocation of the Mindspeed Acquisition during the three months ended January 2, 2015. The final allocation of purchase price is as follows:

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

In connection with the Mindspeed Acquisition, MACOM assumed all of the outstanding options and unvested restricted stock awards under Mindspeed’s equity plans and converted such options and stock awards into equivalent MACOM awards under the same general terms and conditions as were in existence with adjustments made to shares and exercise prices, if any, pursuant to a formula stipulated in the terms of the acquisition. The fair value of the assumed options and stock awards was $4.1 million, of which $0.8 million relates to vested stock options and has been included in the purchase consideration and the remainder relates to unvested stock options and stock awards, which will be expensed as the remaining services are provided.

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$109,263	7
Customer relationships	11,430	10
In-process research and development	17,970	N/A

	$138,663

The overall weighted-average life of the identified intangible assets acquired in the acquisition is estimated to be 7.3 years.

The following is a summary of Mindspeed’s revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the six months ended April 4, 2014 (in thousands):

Six Months Ended
April 4, 2014
Revenue	$33,809
Income from continuing operations before income taxes and restructuring charges	(22,707)

Subsequent to closing the Mindspeed Acquisition, MACOM divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations through the date of sale. The Company completed the sale of the wireless business in February 2014. The accompanying consolidated statement of operations for the three and six months ended April 3, 2015 and April 4, 2014, includes the following operating results related to the divested wireless business (in thousands):

	Three Months Ended	Six Months Ended
	April 4, 2014	April 4, 2014
Revenue	$1,983	$2,440
Loss before income taxes	(4,007)	(7,381)
Benefit for income taxes	1,507	2,776
Loss from discontinued operations	(2,500)	(4,605)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the six months ended April 3, 2015 below, give effect to the Mindspeed Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the six months ended April 4, 2014 were adjusted to exclude discontinued operations as well as certain other non-recurring items. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

Six Months Ended
April 4, 2014
Revenue	$211,437
Net loss	(35,812)

Other Acquisitions—In the fiscal fourth quarter of 2014, we acquired two businesses, I.K.E., Incorporated (IKE Micro) and Photonic Controls, LLC (Photonic Controls), for total cash consideration of $2.8 million. IKE Micro is a specialized build-to-print house based in Nashua, New Hampshire. The primary purpose of the IKE Micro acquisition is to drive manufacturing cost reductions and further improve gross profit in the Company’s Optoelectronics business. Photonic Controls is a small design company based in Horseheads, New York, which specializes in photonic semiconductor development and system design. Its primary focus is to design silicon photonic chips for 100G/400G optical networks.

The assets acquired and liabilities assumed were recorded at their fair values and operating results were included in the financial statements from the date of acquisition. The preliminary purchase price allocation resulted in goodwill of $3.9 million and intangible assets, including manufacturing know-how and customer relationships, of $1.6 million recorded on the date of acquisition, which will be amortized over 7-10 years. Additionally, the Company recorded a contingent consideration liability of $0.8 million related to the acquisition of Photonic Controls which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of October 3, 2014. The maximum possible payment of contingent purchase price is $1.5 million. Approximately $1.7 million of the goodwill resulting from these acquisitions is deductible for tax purposes. The purchase price allocation will be finalized in fiscal 2015 upon receipt of final information related to valuation of intangibles, and no allocation adjustments were recorded in the six months ended April 3, 2015. The acquisitions were not material to the Company’s consolidated financial statements.

Investments—The Company determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. The Company records at cost non-marketable equity investments where it does not have the ability to exercise significant influence or control and periodically reviews such investments for impairment.

During fiscal years 2014 and 2015, the Company made a minority investment of $0.3 million and $0.2 million in the convertible debt of a privately-held U.S. based company. The Company classified this investment as trading securities. (See Note 3).

During fiscal year 2014, the Company made a minority investment of $5.0 million in the equity of a privately-held U.S. based company. This minority equity investment is accounted for under the cost method due to ownership less than 20% and lack of significant influence and is included on the condensed consolidated balance sheets in other long-term assets. Additionally, the Company determined that the equity investment contained embedded derivatives. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the equity investment and to adjust the fair value as of each subsequent balance sheet date. As of April 3, 2015, the Company determined the embedded derivatives had no value, consistent with prior periods and the inception date.

On May 11, 2015, the U.S. based company in which we held a minority investment was sold to a third party. Based on this new information the Company recorded an impairment charge of $3.5 million in other expense in the Condensed Consolidated Statement of Operations for the three and six months ended April 3, 2015. The carrying value of this investment was determined to be $1.5 million as of April 3, 2015, which represents the estimated net proceeds due to the Company from the sale.

3. FINANCIAL INSTRUMENTS

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 3, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$500	$—	$—	$500

Total assets measured at fair value	$500	$—	$—	$500

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	32,018	—	—	32,018

Total liabilities measured at fair value	$32,838	$—	$—	$32,838

	October 3, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	15,801	—	—	15,801

Total liabilities measured at fair value	$16,621	$—	$—	$16,621

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended April 3, 2015
	January 2, 2015	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 3, 2015
Trading securities	$250	$—	$250	$—	$—	$500

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$26,409	$5,609	$—	$—	$—	$32,018

	Three Months Ended April 4, 2014
	January 3, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 4, 2014
Common stock warrant liability	$10,591	$4,066	$—	$—	$—	$14,657

	Six Months Ended April 3, 2015
	October 3, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 3, 2015
Trading securities	$250	$—	$250	$—	$—	$500

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$15,801	$16,217	$—	$—	$—	$32,018

	Six Months Ended April 4, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 4, 2014
Common stock warrant liability	$11,873	$2,784	$—	$—	$—	$14,657

As of April 3, 2015, the fair value of the securities have been estimated to approximate cost. These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded financial instruments. Any changes in the estimated fair values of the financial instruments in the future will be reflected in the Company’s earnings and such changes could be material.

The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by the Company. Specifically, the Company considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-weighted payments were discounted to present value using risk-adjusted discount rates. The maximum possible payment of contingent consideration is $1.5 million.

As of April 3, 2015, the fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 5.7 years, expected volatility of 37.4% and risk free rate of 1.7%. Any significant change in these assumptions could have an impact on the value of the stock warrants.

4. INVENTORIES

Inventories consist of the following (in thousands):

	April 3, 2015	October 3, 2014
Raw materials	$47,137	$34,919
Work-in-process	4,554	5,500
Finished goods	32,386	33,153

Total	$84,077	$73,572

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	April 3, 2015	October 3, 2014
Machinery and equipment	$78,774	$68,438
Leasehold improvements	9,183	7,998
Furniture and fixtures	1,001	1,017
Construction in process	24,126	12,918
Computer equipment and software	8,133	7,758

Total property and equipment	121,217	98,129
Less accumulated depreciation and amortization	(55,865)	(47,772)

Property and equipment, net	$65,352	$50,357

Depreciation and amortization expense related to property and equipment for the three and six months ended April 3, 2015 was $4.2 million and $8.0 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended April 4, 2014 was $3.9 million and $7.1 million, respectively.

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

The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). In February 2015, the Company executed an amendment with Goldman Sachs Bank USA that increased the Company’s aggregate borrowing capacity under the Revolving Facility to $130.0 million. The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the straight-line method, which approximates the effective interest rate method. Borrowings under the Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75%, and (ii) for base rate loans, a rate per annum equal to the prime rate (subject to a floor of 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on the Company’s total net leverage ratio being within certain defined ranges); and (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on the Company’s total net leverage ratio being within certain defined ranges). The Company also pays a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on the Company’s total net leverage ratio being within certain defined ranges) as well as overall agency fees. MACOM borrowed $100.0 million of indebtedness on its Revolving Facility in connection with the BinOptics Acquisition, which was paid down in full using net proceeds from a public offering of common stock the Company completed in February 2015. The Company has $130.0 million of borrowing capacity under the Revolving Facility as of April 3, 2015. In addition, under certain conditions, the Company can add up to $75.0 million to its Term Loans through November 2015.

The Term Loans are payable in quarterly principal installments equal to 0.25% of the aggregate dollar amount of all Term Loans outstanding at the signing of the Credit Agreement, with the remainder due on the maturity date.

At the signing of the Credit Agreement, the entire $350.0 million principal amount of the Term Loans was funded. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. The Company was in compliance with all such covenants under the Credit Agreement as of April 3, 2015. The Company incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of April 3, 2015, approximately $7.5 million of deferred financing costs remain unamortized.

As of April 3, 2015, the following remained outstanding on the Term Loans:

Principal balance	$347,375
Unamortized discount	(2,281)
345,094

Current portion	3,500

Long-term, less current portion	$341,594

As of April 3, 2015, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2015 (rest of fiscal year)	$1,750
2016	3,500
2017	3,500
2018	3,500
2019	3,500
Thereafter	331,625

Total	$347,375

The fair value of the Term Loans was estimated to be approximately $350.4 million as of April 3, 2015 and was determined using Level 3 inputs, including a quoted rate from a bank.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Cost of revenue	$7,347	$6,504	$12,706	$8,022
Selling, general and administrative	3,096	484	4,149	869

Total	$10,443	$6,988	$16,855	$8,891

Intangible assets consist of the following (in thousands):

	April 3, 2015	October 3, 2014
Acquired technology	$160,234	$131,953
Customer relationships	141,970	24,670
In-process research and development	8,190	17,970
Trade name	3,400	3,400

Total	313,794	177,993
Less accumulated amortization	(52,215)	(35,360)

Intangible assets — net	$261,579	$142,633

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 3, 2014	$188,777	$131,953	$24,670	$17,970	$3,400	$10,784
BinOptics Acquisition	219,737	16,900	117,300	—	—	85,537
Transfer to in service		9,780	—	(9,780)	—	—
Other intangibles purchased	1,601	1,601	—	—	—	—

Balance at April 3, 2015	$410,115	$160,234	$141,970	$8,190	$3,400	$96,321

As of April 3, 2015, estimated amortization of the intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the BinOptics Acquisition, was as follows (in thousands):

	2015 (rest of fiscal year)	2016	2017	2018	2019	Thereafter	Total
Amortization expense	$20,666	35,064	35,388	34,011	32,277	92,584	$249,990

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

Accumulated amortization for the acquired technology and customer relationships was $39.4 million and $12.8 million, respectively, as of April 3, 2015, and $17.6 million and $6.7 million, respectively, as of April 4, 2014.

In July 2013, the Company entered into a long term technology licensing and transfer agreement that calls for potential payments by the Company of up to $9.0 million through July 2016, based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology aggregated $7.7 million and $5.0 million as of April 3, 2015 and April 4, 2014, respectively, and were capitalized as incurred as acquired technology. Costs will be amortized to cost of revenue upon completion of the transfer, which is currently expected to be completed in fiscal year 2016.

8. STOCKHOLDERS’ EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 3, 2015.

The outstanding shares of Company common stock as of April 3, 2015 and October 3, 2014, presented in the accompanying consolidated statements of stockholders’ equity exclude 43,000 and 59,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that remained subject to forfeiture.

9. LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential dilutive common shares consist of common shares issuable upon the exercise of warrants, stock options and vesting of restricted stock units. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Numerator:
Net loss	$(7,537)	$(22,122)	$(13,843)	$(31,043)

Denominator:
Weighted average common shares outstanding-basic	50,593	46,808	49,100	46,656
Dilutive effect of options, restricted stock and warrants	—	—	—	—

Weighted average common shares outstanding-diluted	50,593	46,808	49,100	46,656

Common stock loss per share:
Basic	$(0.15)	$(0.47)	$(0.28)	$(0.67)

Diluted	$(0.15)	$(0.47)	$(0.28)	$(0.67)

The table above excludes the effects of 1,908 and 1,406 shares for the three months and 1,815 and 1,412 shares for the six months ended April 3, 2015 and April 4, 2014, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of April 3, 2015 and October 3, 2014, the Company had outstanding non-cancelable purchase commitments aggregating $8.0 million and $5.2 million respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business. As of April 3, 2015, there was no other pending material litigation except as set forth below.

Patent Suit Against Laird. The Company brought a patent infringement suit against Laird Technologies, Inc. (Laird) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleged that Laird infringed on the Company’s United States Patent No. 6,272,349 (‘349 Patent), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. The court entered a preliminary injunction against Laird on June 13, 2014. On April 15, 2015, the parties reached a confidential settlement agreement, filed a stipulated permanent injunction with the court that is similar in scope to the preliminary injunction, and filed a stipulated dismissal of all claims. The permanent injunction and dismissal were entered on April 21, 2015 by the court.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. The lawsuit alleges, among other things, that Mr. Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed between March 11, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. The Company disputes the allegations of the lawsuit. The lawsuit is currently in the early stages of litigation. The Company intends to defend the lawsuit vigorously.

With respect to the above and other legal proceedings, the Company has not been able to reasonably estimate the amount or range of any possible loss, and accordingly has not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.

11. RESTRUCTURINGS

The Company has periodically implemented restructuring actions in connection with broader plans to reduce staffing and, generally, reduce operating costs. The restructuring expenses are comprised of direct and incremental costs related to headcount reductions including change-in-control obligations, severance and outplacement fees for the terminated employees.

The following is a summary of the costs incurred and remaining balances included in accrued expenses primarily related to restructuring actions taken in conjunction with the Mindspeed Acquisition (in thousands):

Balance as of October 3, 2014	$801
Current period adjustments	413
Payments	(908)

Balance as of April 3, 2015	$306

The restructuring actions taken in fiscal year 2014 were paid through the first six months of fiscal year 2015, and the remaining amount is expected to be paid through the remainder of fiscal year 2015. The Company’s restructuring charges are primarily employee related with non-employee related charges determined to be immaterial.

12. SHARE-BASED COMPENSATION

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Cost of revenue	$549	$426	$895	$709
Research and development	1,165	728	2,127	1,212
Selling, general and administrative	4,255	2,136	6,106	3,214

Total stock-based compensation expense	$5,969	$3,290	$9,128	$5,135

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

Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Certain of the share-based awards granted and outstanding as of April 3, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one to five years. As of April 3, 2015, the Company had 9.4 million shares available for future grants under the 2012 Plan.

The Mindspeed 2013 Plan, the Mindspeed 2003 Plan, the Mindspeed Directors Plan and certain inducement equity grants (collectively, the Mindspeed Plans) were assumed by the Company in connection with the Mindspeed Acquisition. No additional equity awards will be made under the Mindspeed Plans.

A summary of stock option activity for the six months ended April 3, 2015, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-October 3, 2014	948	$11.73	6.6	$10,015
Granted
Exercised	(174)	8.91
Forfeited, canceled or expired	(14)	22.62

Outstanding-April 3, 2015	760	$12.18	6.5	$18,747

Options vested and expected to vest as of April 3, 2015	760	$12.18	6.5	$18,747

Options vested and exercisable as of April 3, 2015	760	$12.17	6.5	$18,741

Aggregate intrinsic value represents the difference between the Company’s closing stock price on April 3, 2015 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $4.0 million for the six months ended April 3, 2015.

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

On January 23, 2015, the Company’s common stock closed at a price of $34.79 per share, exceeding the target price of $32.55 per share, which resulted in the recognition of approximately $2.5 million of compensation expense in the current quarter. Accordingly, as of April 3, 2015, the majority of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was recognized during the quarter.

A summary of restricted stock and restricted stock unit activity for the six months ended April 3, 2015, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-October 3, 2014	1,720	2.6	$37,203
Granted	510
Vested and released	(407)
Forfeited, canceled or expired	(46)

Issued and unvested-April 3, 2015	1,777	1.6	$63,708

Shares expected to vest-April 3, 2015	1,501	1.5	$55,076

The total fair value of restricted stock awards vesting was $13.1 million for the six months ended April 3, 2015. As of April 3, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units was $28.9 million, which is expected to be recognized over the next 3.9 years.

As of April 3, 2015, total unrecognized compensation cost related to the ESPP was not material.

Certain of the share-based awards granted and outstanding as of April 3, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control. The financial impact of any modifications to share-based awards during the periods presented was immaterial.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended April 3, 2015 and April 4, 2014, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates and non-deductible compensation, offset by U.S. state income taxes. For the six months ended April 3, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

The balance of the unrecognized tax benefit as of April 3, 2015 and October 3, 2014 was $1.7 million and includes a $1.4 million reduction in current deferred tax assets and a $0.3 million increase in other long-term liabilities in the accompanying consolidated balance sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is the Company’s policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending April 3, 2015, the Company did not make any payment of tax-related interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of such interest and penalties at April 3, 2015 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

As disclosed in Note 2 - Acquisition of BinOptics Corporation, the purchase accounting related to the acquisition of BinOptics includes preliminary income tax amounts subject to revision upon obtaining and analyzing all information. At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $38.4 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we currently believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $37.4 million arising from the BinOptics Acquisition, which includes a net deferred income tax asset of $14.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $52.3 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, a former stockholder and an affiliate of directors and then majority stockholders John and Susan Ocampo, engaged the Company to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the three and six months ended April 4, 2014, the Company billed GaAs Labs $40,000 and $118,000, respectively, for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

In the three and six months ended April 3, 2015, the Company recorded revenue of $15,000 from sales of product to a privately-held company with a common director.

15. SUPPLEMENTAL CASH FLOW INFORMATION

As of April 3, 2015 and April 4, 2014, the Company had $0.7 million and $1.2 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

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

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
United States	$58,550	$50,915	$122,603	$104,804
International (1)	66,335	56,912	117,146	87,177

Total	$124,885	$107,827	$239,749	$191,981

	As of
Long-Lived Assets by Geographic Region	April 3, 2015	October 3, 2014
United States	$55,255	$42,031
International (2)	10,097	8,326

Total	$65,352	$50,357

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 12% at April 3, 2015 and 11% at October 3, 2014.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Customer A	16%	13%	17%	18%
Customer B	18%	19%	17%	21%
Customer C	11%		11%

	As of
Accounts Receivable	April 3, 2015	October 3, 2014
Customer A	19%	16%
Customer B	13%	16%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended April 3, 2015 and April 4, 2014, ten customers represented 63% and 64% of total revenue, respectively. For the six months ended April 3, 2015 and April 4, 2014, ten customers represented 62% and 62% of total revenue, respectively.

17. SUBSEQUENT EVENTS

As described in Note 2, new information was received by the Company on May 11, 2015 regarding the value of a minority investment in a U.S. based company which was previously carried at cost. This new information resulted in an impairment charge of $3.5 million which was recorded in the accompanying financial statements for the quarter ended April 3, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with the Securities and Exchange Commission (SEC) on December 9, 2014.

In this document, the words “Company,” “we,” “our,” “us” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not to any other person or entity.

“M/A-COM” and “MACOM” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 as filed with the SEC on December 9, 2014. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency (RF), microwave and millimeterwave spectrum and photonic semiconductor products. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 3,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, switches and switch limiters, passive and active components and complete subsystems, across 44 product lines serving over 6,000 end customers in four primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as point-to-point wireless backhaul radios, optical networking equipment, high density data networks, radar, automobile navigation systems, magnetic resonance imaging systems and unmanned aerial vehicles. Our primary markets are: Networks, which includes wired broadband, cellular backhaul, cellular infrastructure, enterprise networking, broadcast video transmission and optical communications applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures and communication data links; Automotive, which includes global positioning (GPS) modules we sell to Ford and Ford affiliates; and Multi-market, which includes industrial, medical, test and scientific applications.

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

On May 9, 2014, we completed the sale of the CPE communication processor product line of Mindspeed for $12.0 million and an additional $2.0 million based upon the achievement of certain revenue-related milestones through December 31, 2014. During the quarter ended April 3, 2015, these milestones were verified and the Company recorded income related to this contingent consideration of $2.0 million.

On February 13, 2014, we completed the acquisition of Nitronex, LLC (Nitronex) (the Nitronex Acquisition). Nitronex designs, develops, manufactures and markets gallium nitride (GaN) semiconductors.

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

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three and six months ended April 3, 2015 includes 13 and 26 weeks, respectively, and fiscal year 2015 will include 52 weeks. The three and six months ended April 4, 2014, included 13 and 27 weeks, respectively and fiscal year 2014 included 53 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in our first fiscal quarter, the effect of which was not material in the three and six months ended April 3, 2015.

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

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 44 product lines;

•	introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and

•	realizing growth in the market for high-performance analog semiconductors generally, and in our four primary markets in particular.

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

Cost of revenue. Cost of revenue primarily consists of the cost of semiconductor wafers and other materials used in the manufacture of our products and the cost of assembly and testing of our products, whether performed by our internal manufacturing personnel or outsourced vendors. Cost of revenue also includes costs associated with personnel engaged in our manufacturing operations, such as wages and share-based compensation expense, as well as costs and overhead related to our manufacturing operations, including lease occupancy and utility expense related to our manufacturing operations, depreciation, production computer services and equipment costs and the cost of our manufacturing quality assurance and supply chain activities. Further, cost of revenue includes the impact of warranty and inventory adjustments, including write-downs for excess and obsolete inventory and for fair market value adjustments related to the accounting for acquisitions, as well as amortization of intangible assets related to acquired technology.

Our gross profit in any period is significantly affected by industry demand and competitive factors in the markets into which we sell our products. Gross profit is also significantly affected by our product mix, that is, the percentage of our revenue in that period that is attributable to relatively higher or lower-profit products. Additional factors affecting our gross profit include fluctuations in the cost of wafers and materials, including precious metals, utilization of our wafer fabrication operation, level of usage of outsourced manufacturing, assembly and test services, changes in our manufacturing yields, changes in foreign currencies and numerous other factors, some of which are not under our control. As a result of these or other factors, we may be unable to maintain or increase our gross profit in future periods, and our gross profit may fluctuate from period to period.

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

Selling, general and administrative. SG&A expense consists primarily of costs of our management, sales and marketing, finance, human resources and administrative organizations, including wages and share-based compensation. SG&A expense also includes costs associated with being a public company, professional fees, sales commissions paid to independent sales representatives, costs of advertising, trade shows, marketing, promotion, travel, occupancy and equipment costs, computer services costs, costs of providing customer samples, amortization of certain acquisition-related intangible assets relating to customer relationships and costs and expenses to acquire or divest businesses.

Restructuring charges. Restructuring expense consists of severance and related costs incurred in connection with reductions in staff relating to initiatives designed to lower our manufacturing and operating costs and integrate acquired businesses, including restructuring actions taken following the Mindspeed and Nitronex acquisitions.

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, impairment losses from minority equity investments, income from transition services provided related to sales of businesses and assets, and income from our administrative and business development services agreement with GaAs Labs, which was formerly one of our stockholders and is an affiliate of our directors John and Susan Ocampo. We expect interest expense to be higher in future periods due to increased borrowing to fund the Mindspeed, Nitronex and BinOptics Acquisitions, as well as to provide additional liquidity.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014.

Revenue Recognition—We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. We recognize revenue with the transfer of title and risk of loss and provide for reserves for returns and other allowances.

We generally do not provide customers other than distributors the right to return product, with the exception of warranty related matters. Accordingly, we do not typically maintain a reserve for customers. Shipping and handling fees billed to customers are recorded as revenue while the related costs are classified as a component cost of revenue. We provide warranties for our products and accrue the cost of warranty claims in the period the related revenue is recorded.

Prior to fiscal 2015, we had concluded that we had insufficient information as well as limited experience in estimating the effect of the right of distributors to return product and price protection and, accordingly, used the sell through approach of revenue recognition. Under this approach, we would recognize revenue from sales after the distributor resold the product to its end customer (the sell through basis). After concluding an extensive three year study of distributor related transactions, we completed an evaluation of our revenue recognition policy and concluded that it was more appropriate to recognize revenue to distributors at the time of shipment to the distributor (sell-in basis). We believe we now have sufficient data to predict future price adjustments from distributors and have a basis for being able to reasonably estimate these future price adjustments.

On a consolidated basis, revenue from distribution customers impacted by the change in estimate accounts for approximately 10-15% of total consolidated revenue. Certain agreements with distribution customers provide for rights of return and compensation credits until such time as our products are sold by the distributors to their end customers. Our agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivables based upon historical activity. Our policy is to use a twelve month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded. We changed our revenue recognition policy from a sell through to a sell-in approach during the first fiscal quarter of 2015. We recognize revenue when criteria for FASB ASC 605-15-25 are met.

During the first fiscal quarter of 2015, we recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The net effect was an increase of $15.1 million, of which $12.4 million was from previously deferred revenue and $2.7 million was related to the change in distributor inventories. Additionally, we recognized the related deferred inventory costs of $4.7 million which resulted in a reduction to net loss of $8.5 million, or a reduction of $0.18 net loss per share when the change in estimate was recorded. During the three months ended April 3, 2015, this change in estimate resulted in revenue of $3.7 million and a reduction in net loss of $0.3 million, or $0.01 reduction of net loss per share, respectively. During the six months ended April 3, 2015, this change in estimate resulted in revenue of $18.8 million and a reduction in net loss of $8.8 million, or $0.18 reduction of net loss per share, respectively.

We also established a new reserve of $5.5 million during the first quarter of fiscal year 2015 which was increased to $6.5 million for the quarter ended April 3, 2015 related to future rebates and returns under various programs associated with our distributor agreements. The amount of this reserve is largely driven by the individual distribution agreements and our business strategy whereby we will invoice the distributor at “list price”. We expect to issue compensation credits consistent with our distributor agreements. The difference between the list price and distributor selling price will vary by product grouping consistent with historical trends and marketing strategies. Historically, 90 percent of the credits issued to distributors are based on “list price” credits and 10 percent of the credits were for product returns and stock rotation rights, based upon the twelve month rolling historical experience rate.

The table below shows the changes in gross and net distributor revenue and reserve balances associated with the change in estimate for the three and six months ended April 3, 2015:

	Three Months Ended		Six Months Ended
	January 2, 2015	April 3, 2015	April 3, 2015
Gross revenue effect of one-time change in estimate (1)	$17.0	—	$17.0
Gross revenue effect associated with change in estimate (2)	3.6	4.7	8.3

Total gross revenue resulting from change in estimate	$20.6	$4.7	$25.3

Net revenue effect of one-time change in estimate (3)	$12.4	—	12.4
Net revenue effect associated with change in estimate (4)	2.7	3.7	6.4

Total net revenue resulting from change in estimate	$15.1	$3.7	$18.8

Reserve for future returns and credits (5)	($5.5)	($1.0)	($6.5)

(1)	This amount was recorded as deferred revenue as of October 3, 2014.
(2)	This amount represents the gross revenue impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period.
(3)	This amount represents the net revenue impact of the one-time change in estimate after applying the associated reserve for future credits and returns.
(4)	This amount represents the net revenue impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period after applying the associated reserve for future credits and returns.
(5)	This amount reflects the change in the revenue reserve for future returns and credits. The balance as of April 3, 2015 is $6.5 million.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Revenue (1)	$124,885	$107,827	$239,749	$191,981
Cost of revenue (4)	70,878	80,964	131,541	129,396

Gross profit	54,007	26,863	108,208	62,585

Operating expenses:
Research and development	21,061	20,347	40,535	32,777
Selling, general and administrative (3)	29,227	24,504	54,826	43,887
Restructuring charges	413	2,635	413	15,725

Total operating expenses	50,701	47,486	95,774	92,389

Income (loss) from operations	3,306	(20,623)	12,434	(29,804)

Other income (expense):
Warrant liability expense (2)	(5,609)	(4,066)	(16,217)	(2,784)
Interest expense	(4,723)	(1,622)	(9,446)	(2,208)
Other income (expense)	(1,376)	1,009	(1,001)	1,087

Total other expense	(11,708)	(4,679)	(26,664)	(3,905)

Loss before income taxes	(8,402)	(25,302)	(14,230)	(33,709)
Income tax provision (benefit)	(865)	(5,680)	(387)	(7,271)

Loss from continuing operations	(7,537)	(19,622)	(13,843)	(26,438)
Loss from discontinued operations	—	(2,500)	—	(4,605)

Net loss	$(7,537)	$(22,122)	$(13,843)	$(31,043)

(1)	Includes $3.7 million and $18.8 million for the three and six months ended April 3, 2015, respectively, recognized in connection with a change in estimate related to distribution revenue recognition. See “Critical Accounting Polices and Estimates - Revenue Recognition” above.
(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Includes transaction expenses of $4.1 million in the six months ended April 3, 2015, and $0.5 million and $4.7 million in the three and six months ended April 4, 2014, respectively. Includes litigation costs of $1.0 million and $1.7 million in the three and six months ended April 3, 2015, respectively, and $0.4 million and $1.4 million in the three and six months ended April 4, 2014, respectively.
(4)	Includes approximately $3.4 million and $4.0 million for costs for step-up in valuation of acquired inventory to fair value in the three and six months ended April 3, 2015, respectively, and $17.9 million and $18.1 million for costs for step-up in valuation of acquired inventory to fair value in the three and six months ended April 4, 2014, respectively.

Amortization expense related to intangible assets arising from acquisitions and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Amortization expense:
Cost of revenue	$7,347	$6,504	$12,706	$8,022
Selling, general and administrative	3,096	484	4,149	869
Share-based compensation expense:
Cost of revenue	549	426	895	709
Research and development	1,165	728	2,127	1,212
Selling, general and administrative	4,255	2,136	6,106	3,214
Amortization of deferred financing costs – interest expense	403	119	842	238

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.8	75.1	54.9	67.4

Gross profit	43.2	24.9	45.1	32.6

Operating expenses:
Research and development	16.9	18.9	16.9	17.1
Selling, general and administrative	23.4	22.7	22.9	22.9
Restructuring charges	0.3	2.4	0.2	8.2

Total operating expenses	40.6	44.0	40.0	48.1

Income (loss) from operations	2.6	(19.1)	5.2	(15.5)

Other income (expense):
Warrant liability expense	(4.5)	(3.8)	(6.8)	(1.5)
Interest expense	(3.8)	(1.5)	(3.9)	(1.2)
Other income (expense)	(1.1)	0.9	(0.4)	0.6

Total other expense	(9.4)	(4.3)	(11.1)	(2.0)

Loss before income taxes	(6.7)	(23.5)	(5.9)	(17.6)
Income tax provision (benefit)	(0.7)	(5.3)	(0.2)	(3.8)

Loss from continuing operations	(6.0)	(18.2)	(5.8)	(13.8)
Loss from discontinued operations	—	(2.3)	—	(2.4)

Net loss	(6.0)%	(20.5)%	(5.8)%	(16.2)%

Comparison of the Three and Six Months Ended April 3, 2015 to the Three and Six Months Ended April 4, 2014

Revenue. Our revenue increased $17.1 million, or 15.8%, to $124.9 million for the three months ended April 3, 2015, from $107.8 million for the three months ended April 4, 2014. Our revenue increased $47.8 million, or 24.9%, to $239.7 million for the six months ended April 3, 2015, from $192.0 million for the six months ended April 4, 2014. The increase in revenue in the 2015 periods are described in the following paragraphs by end markets.

Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 3, 2015	April 4, 2014	% Change	April 3, 2015	April 4, 2014	% Change
Networks	$67,132	$50,448	33.1%	$120,592	$73,628	63.8%
A&D	19,461	20,125	(3.3)%	44,313	44,350	(0.1)%
Automotive	22,454	20,132	11.5%	40,762	41,471	(1.7)%
Multi-market	15,838	17,122	(7.5)%	34,081	32,532	4.8%

Total	$124,885	$107,827		$239,748	$191,981

Networks	53.8%	46.8%		50.3%	38.4%
A&D	15.6%	18.7%		18.5%	23.1%
Automotive	18.0%	18.7%		17.0%	21.6%
Multi-market	12.7%	15.9%		14.2%	16.9%

Total	100.0%	100.0%		100.0%	100.0%

For the three and six months ended April 3, 2015, the table above includes $3.7 million and $18.8 million, respectively, recognized in connection with a change in estimate related to distribution revenue recognition. These amounts include $1.2 million and $7.4 million related to Networks, $0.9 million and $5.2 million to A&D and $1.6 million and $6.2 million to Multi-market, respectively. See “Critical Accounting Polices and Estimates - Revenue Recognition” above.

In the three months ended April 3, 2015, our Networks market revenue increased by $16.7 million, or 33.1%, compared to the three months ended April 4, 2014. In the six months ended April 3, 2015, our Networks market revenue increased by $47.0 million, or 63.8%, compared to the six months ended April 4, 2014. The increase in revenue during the three and six months ended April 3, 2015, was primarily related to our products addressing carrier infrastructure, fiber to the home access networks, physical media devices, crosspoint switches, chipsets for broadcast video and photonic semiconductor products from our Mindspeed and BinOptics acquisitions, as well as increased sales of our other products targeting optical applications, offset by weakness in our products targeting wired broadband and wireless backhaul.

In the three months ended April 3, 2015, our A&D market revenue decreased by $0.7 million, or 3.3%, compared to the three months ended April 4, 2014. In the six months ended April 3, 2015, our A&D market revenue remained flat, compared to the six months ended April 4, 2014. The decrease in revenue for the three months ended April 3, 2015 compared to the three months ended April 4, 2014, was primarily due to fluctuations in demand for radar applications.

In the three months ended April 3, 2015, our Automotive revenues increased by $2.3 million, or 11.5%, compared to the three months ended April 4, 2014. In the six months ended April 3, 2015, our Automotive revenues slightly decreased by $0.7 million, or 1.7%, compared to the six months ended April 4, 2014. The changes in revenue for the 2015 periods were attributable to normal levels of fluctuation in demand by our largest automotive customer of our GPS modules.

In the three months ended April 3, 2015, our Multi-market revenues decreased by $1.3 million, or 7.5%, compared to the three months ended April 4, 2014. In the six months ended April 3, 2015, our Multi-market revenues increased by $1.5 million, or 4.8%, compared to the six months ended April 4, 2014. The decrease in revenue for the three months ended April 3, 2015, as compared to the three months ended April 4, 2014, was primarily due to lower general market demand for catalog products, partially offset by the one-time revenue adjustment related to a change in accounting method during the first quarter of fiscal 2015. The increase in revenue for the six months ended April 3, 2015, as compared to the six months ended April 4, 2014, was primarily due to the revenue adjustment related to a change.

Gross profit. Gross profit was 43.2% and 45.1% for the three and six months ended April 3, 2015, and 24.9% and 32.6%, respectively, for the three and six months ended April 4, 2014. Gross profit during the three and six months ended April 3, 2015, was positively impacted by a favorable product mix with increased sales of higher gross profit products, offset by the negative impact of the step-up in fair value of inventory related to the Mindspeed and BinOptics Acquisitions, as well as, increased amortization expense related to intangible assets acquired.

Research and development. R&D expense increased by $0.7 million, or 3.5%, to $21.1 million, or 16.9% of our revenue, for the three months ended April 3, 2015, compared with $20.3 million, or 18.9% of our revenue, for the three months ended April 4, 2014. R&D expense increased by $7.8 million, or 23.7%, to $40.5 million, or 16.9% of our revenue, for the six months ended April 3, 2015, compared with $32.8 million, or 17.1% of our revenue, for the six months ended April 4, 2014. R&D expense increased in the 2015 periods primarily as a result of research and development activities related to acquired businesses as well as from an increase in compensation.

Selling, general and administrative. SG&A expense increased by $4.7 million, or 19.3%, to $29.2 million, or 23.4% of our revenue, for the three months ended April 3, 2015, compared with $24.5 million, or 22.7% of our revenue, for the three months ended April 4, 2014. SG&A expense increased $10.9 million, or 24.9%, to $54.8 million, or 22.9% of our revenue, for the six months ended April 3, 2015, compared with $43.9 million, or 22.9% of our revenue, for the six months ended April 4, 2014. SG&A expenses increased in the 2015 periods primarily due to acquisition and integration costs related to acquired businesses, increased compensation and increased litigation costs.

Restructuring charges. Restructuring charges totaled $0.4 million for the three and six months ended April 3, 2015, compared to charges of $2.6 million and $15.7 million for the three and six months ended April 4, 2014. The fiscal year 2014 restructuring charges were related to payments associated with Mindspeed employment agreements, as well as costs associated with a reduction of Mindspeed and Nitronex staffing subsequent to the acquisitions of these businesses, and related severance and benefits.

Income (loss) from operations. Income from operations increased by $23.9 million to $3.3 million, or 2.6% of our revenue, for the three months ended April 3, 2015, compared with loss of $20.6 million, or 19.1% of our revenue, for the three months ended April 4, 2014. Income from operations of $12.4 million, or 5.2% of our revenue, for the six months ended April 3, 2015, compared with loss of $29.8 million, or 15.5% of our revenue, for the six months ended April 4, 2014.

Warrant liability. The warrant liability resulted in an expense of $5.6 million for the three months ended April 3, 2015, compared to an expense of $4.1 million for the three months ended April 4, 2014. The warrant liability resulted in an expense of $16.2 million for the six months ended April 3, 2015, compared to an expense of $2.8 million for the six months ended April 4, 2014. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $4.7 million and $1.6 million for the three months ended April 3, 2015 and April 4, 2014, respectively. Interest expense was $9.4 million and $2.2 million for the six months ended April 3, 2015 and April 4, 2014, respectively. The increase in interest expense in the 2015 periods was due to increased borrowings outstanding under our Credit Agreement at higher interest rates. The borrowings were primarily utilized to fund our Mindspeed, Nitronex and BinOptics Acquisitions.

Other income (expense). Other income or expense was $1.4 million other expense and $1.0 million other income for the three months ended April 3, 2015 and April 4, 2014, respectively. Other income or expense was $1.0 million of other expense and $1.1 million of other income for the six months ended April 3, 2015 and April 4, 2014, respectively. In fiscal 2014, we completed the sale of our CPE communications processor product line of Mindspeed which included a contingent consideration of $2.0 million based on certain revenue-related milestones. These milestones were verified and income recorded during the quarter ended April 3, 2015. The three and six months ended April 3, 2015, included $3.5 million of other expense related to an minority equity investment impairment.

Provision for income taxes. The income tax benefit was $0.9 million for the three months ended April 3, 2015, compared to a benefit of $5.7 million for the three months ended April 4, 2014. The income tax benefit was $0.4 million for the six months ended April 3, 2015, compared to a benefit of $7.3 million for the six months ended April 4, 2014. The income tax benefit in the three and six months ended April 3, 2015 was impacted by a non-deductible discrete loss of $5.6 million and $16.2 million, respectively, for changes in fair market values of the stock warrant liability.

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and six months ended April 3, 2015 and April 4, 2014, was primarily impacted by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates and non-deductible compensation, offset by U.S. state income taxes. For the six months ended April 3, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $38.4 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $37.4 million, with includes a net deferred income tax asset of $14.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $52.3 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition.

Liquidity and Capital Resources

Cash Flow from Operating Activities:

Our cash flow from operating activities consists of net loss for the period, adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $16.0 million in the six months ended April 3, 2015, of which the principal components were a net loss of $13.8 million, plus non-cash expenses of $57.5 million including depreciation and amortization of $24.9 million, and cash decreases from operating assets and liabilities of $27.6 million.

Cash used by operating assets and liabilities in the six months of fiscal 2015 was primarily driven by a use of cash of $17.0 million related to deferred revenue for a change in estimate related to revenue recognition during the first quarter of fiscal 2015. This was partially offset by substantially lower income taxes related to additional net operating loss (NOL) carry-forwards reducing our income tax payable liability. We expect that our income tax payable liability will continue to be insignificant until the NOL is used in total. Accounts receivables used $3.3 million of cash during the first six months ended while inventories provided cash of $3.4 million, offset by accounts payable and accrued and other liabilities that used cash of $15.4 million. These changes in working capital reflect normal fluctuations relative to the timing and nature of the transactions.

Cash used by operating assets and liabilities in the first six months of fiscal 2014 was largely driven by a net loss of $31.0 million, plus non-cash expenses of $43.0 million, and cash decreases from operating assets and liabilities of $16.3 million. The change in operating assets and liabilities included cash provided by accounts receivable of $8.3 million, cash used in inventory of $3.9 million and income taxes of $16.4 million, as well as a net decrease in accounts payable, accrued liabilities and other of $4.3 million. These changes were driven by the Mindspeed Acquisition and other normal fluctuations in working capital requirements.

Cash Flow from Investing Activities:

Our cash flow from investing activities consists primarily of cash paid for acquisition, capital expenditures and the acquisition of intellectual property, as well as, other strategic investments. Cash used in investing activities was $238.8 million in the six months ended April 3, 2015, which consisted of net business acquisition expenditures of $223.0 million for the purchase of BinOptics, $14.0 million of purchases of property and capital equipment, including renovation of leased facilities and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools, as well as $1.6 million of intellectual property acquired, and $0.2 million of strategic investments.

Cash Flow from Financing Activities:

Our cash flow from financing activities consists primarily of proceeds from our stock offering, net of issuance costs, payments and proceeds from our revolving credit facility, payments on capital leases and long-term debt and cash transactions related to our common stock. Cash from financing activities was $122.9 million in the six months ended April 3, 2015 driven primarily by net proceeds from our common stock offering totaling $128.0 million. We received proceeds of $100.0 million from our Revolving Credit Facility which was subsequently repaid during the quarter. Proceeds from stock option exercises and employee stock plans totaled $2.9 million. We made $1.8 million in payments of long term debt as well as $1.2 million in lease payments. Repurchases of common stock totaled $4.9 million during the period.

On February 5, 2015, we completed a public offering of 7,800,000 shares of common stock at a price of $30.00 per share, of which 4,500,000 shares were newly-issued shares sold by MACOM and 3,300,000 shares were previously outstanding shares held by affiliates of John Ocampo, MACOM’s Chairman of the Board and majority stockholder prior to the offering, as well as certain funds affiliated with Summit Partners, L.P. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from shares sold by MACOM in this offering were approximately $128.0 million. We used $100.0 million of the net proceeds we received in this offering to repay outstanding borrowings under our revolving credit facility, and we expect to use the remainder of the net proceeds for general corporate purposes. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

On May 8, 2014, we refinanced our outstanding indebtedness under our prior revolving credit facility (Prior Facility) and discharged our obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, we terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due through draws on the Credit Agreement. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of up to $100.0 million, which matures in May 2019 (Revolving Facility). In February 2015, the Company executed an amendment with Goldman Sachs Bank USA that increased our available borrowing capacity under the Revolving Facility to $130.0 million. The Term Loans were issued with an original issue discount (OID) of 0.75%, which is being amortized over the term of the Term Loans using the straight line method, which approximates the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, with the remainder due on the maturity date.

The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of April 3, 2015, we were in compliance with all financial and non-financial covenants under the Credit Agreement and we had $347.4 million of outstanding Term Loan borrowings under the Credit Agreement and $130.0 million of borrowing capacity under our Revolving Facility. In addition, under certain conditions, the Company can add up to $75.0 million to its Term Loans through November 2015.

In July 2013, we announced that we had licensed GaN process technology from GCS and would be installing such process technology at our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees, and other related costs and expenses. We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of April 3, 2015, of up to $4.9 million through July 2016.

Liquidity

As of April 3, 2015, we held $74.0 million of cash and cash equivalents, all deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 3, 2015, cash held by our foreign subsidiaries was $27.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

We plan to use our available cash and cash equivalents and any borrowing capacity we may have from time to time under our Revolving Facility for general corporate purposes, including working capital, and potentially for the acquisition of or investment in complementary technologies, design teams, products and companies. We believe that our cash and cash equivalents, cash generated from operations and available borrowing capacity will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.

Recent Accounting Pronouncements

See Note 1 to Condensed Consolidated Financial Statements contained in Part I. Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 3, 2015.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of April 3, 2015, we had $347.4 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.5 million.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The functional currency of a majority of our foreign operations is U.S. dollars with the remaining operations being local currency. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact demand in certain regions.

Conversely, decreases in the value of the United States dollar relative to other currencies could result in our products being more expensive to certain customers and could reduce or delay orders, or otherwise negatively affect how they do business with us. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired BinOptics in the six months ended April 3, 2015. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of BinOptics. BinOptics represented 29% of our total assets and 14% and 8% of our revenue as of and for the three and six months ended April 3, 2015. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2015.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of BinOptics, we continue to evaluate the processes and procedures of BinOptics’ internal control over financial reporting and incorporate BinOptics’ internal control over financial reporting into our internal control over financial reporting framework. There were no changes in our internal control over financial reporting during the quarter ended April 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended April 3, 2015.

Patent Suit Against Laird. We brought a patent infringement suit against Laird Technologies, Inc. (Laird) in the Federal District Court for the District of Delaware on February 11, 2014, seeking monetary damages and a permanent injunction. The suit alleged that Laird infringed on our United States Patent No. 6,272,349 (‘349 Patent), titled “Integrated Global Positioning System Receiver,” by making, using, selling, offering to sell or selling products incorporating an integrated global positioning receiver that include structure(s) recited in the ‘349 Patent, including global positioning system modules for automotive industry customers. The court entered a preliminary injunction against Laird on June 13, 2014. On April 15, 2015, the parties reached a confidential settlement agreement, filed a stipulated permanent injunction with the court that is similar in scope to the preliminary injunction, and filed a stipulated dismissal of all claims. The permanent injunction and dismissal were entered on April 21, 2015 by the court.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, the plaintiff filed a first amended complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleges, among other things, that Mr. Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed between March 11, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. The lawsuit is currently in the early stages of litigation. We intend to defend the lawsuit vigorously.

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

A new product design effort may last 12 to 18 months or longer, and requires significant investments in engineering hours and materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers more slowly than we expect. In that case, we may not reach our expected level of production orders and may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in export controls or other regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, our sales to Ford, which accounted for 19.0% of our revenue for fiscal year 2014 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms, lack of success by potential competitors in displacing us and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

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

We completed our acquisition of BinOptics on December 15, 2014, and we may not realize the expected benefits from the BinOptics Acquisition because of integration difficulties or other challenges. The success of the BinOptics Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the BinOptics business with our existing businesses. The integration process may be complex, costly, and time-consuming. The potential difficulties we may face in integrating the operations of the BinOptics business include, among others:

•	failure to implement our business plan for the combined business and expand BinOptics production capacity as planned;

•	unexpected losses of key employees, customers or suppliers of BinOptics;

•	unanticipated issues in conforming BinOptics standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our or BinOptics’ existing business relationships;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in BinOptics business and operations;

•	unanticipated expenses and liabilities;

•	unfamiliarity with BinOptics technology, products and markets, including the high-performance, high-speed laser market generally, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of BinOptics operations, technologies, products and systems.

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

In fiscal years 2014, 2013 and 2012, sales to our distributor Richardson and to Ford each accounted for more than 10% of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 60%, 59% and 55%, respectively, of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $73.7 million, $44.6 million and $36.8 million for our fiscal years 2014, 2013 and 2012, respectively. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5, 0.25 and 0.15 micron GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be installing such process technology to our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We have in the past and may in the future experience unexpected difficulties, expenses, or delays in installing and qualifying this GaN technology, and ultimately, may not be successful in our efforts, may not realize the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the GaN technology that meets our expectations following the installation effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business. Similarly, following the Nitronex Acquisition we have announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, opportunity for strategic partnerships and licensing programs, market applicability and potential positive impact on our market share of another type of GaN technology called GaN-on-Silicon, which is a focus of Nitronex’s business. We may experience unexpected difficulties, expenses or delays in driving the licensing arrangements, scale manufacturing, decreased manufacturing cost structure, productization or customer adoption of GaN of any type that we are targeting, and ultimately may not be successful in our efforts, may not realize the competitive advantage or revenues or profits we anticipate from this technology, any of which could lead to reduced revenues and gross margin or otherwise harm our business or reduce the price of our common stock.

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

We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs, and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand, and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which could cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Further, if we build inventory specific to non-recurring engineering (NRE) arrangements that we may enter into with our customers from time to time, and then fail to achieve one or more required milestones in connection with such NRE arrangements, we may have excess, non-qualified or non-conforming customer specific inventory, which could lead to unsellable inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory, and adversely affect our operating results and stock price.

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

We have an active corporate development program and routinely evaluate potential acquisitions, investments and strategic alliances involving, complementary technologies, design teams, products, and companies. We also periodically evaluate the merits of a potential divestment of one or more of our existing business lines. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future, or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms, or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, we will face numerous risks including:

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

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas and technology is frequently licensed, and we have been in the past and may in the future, be subject claims that we have breached infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales, or damaged customer relationships and diversion of management’s attention and resources.

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

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with this market at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry, and we have in the past and may in the future be subjected to disputes over the terms of such licenses. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities, and declining revenues and profitability. Such events could have a material adverse effect on our financial condition and results of operations and the value of an investment in our common stock.

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

In particular, our manufacturing headquarters, design facilities, assembly and test facilities, and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters and our facility in Ithaca, New York. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim, and some of our internal design, assembly and test facilities are located in California regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue, and result in significant expenses to repair or replace the facility, and in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. In particular, any catastrophic loss at our headquarters or Ithaca, New York facilities could materially and adversely affect our business and financial results, revenue and profitability.

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

If we experience issues in any of the above areas, the effectiveness of our supply chain could be adversely affected, and could harm our results of operations.

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

We may incur higher than expected expense from or not realize the expected benefits of consolidation, outsourcing and restructuring initiatives designed to reduce costs and increase revenue across our operations.

We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across operations, including reductions in our number of manufacturing facilities, workforce reductions, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives can be substantial in scope and disruptive to our operations, and can involve large expenditures. In fiscal years 2014, 2013 and 2012, we incurred restructuring charges of $14.8 million, $1.1 million and $1.9 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease, or associated environmental liability, any of which may be material in amount. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer. Any of these issues or our failure to realize the expected benefits of these initiatives could harm our results of operations and reduce the price of our common stock.

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

In addition, if terrorist activity, armed conflict, civil, economic or military unrest, embargoes or other economic sanctions or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability, and with obtaining travel visas for our employees. Major health pandemics could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events could have a material adverse effect on our operating results.

If we fail to comply with export control regulations we could be subject to substantial fines or other sanctions, including loss of export privileges.

Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. U.S. regulators have announced “export control reform” that has changed and is expected to change many of the rules applicable to us in this area in the future in ways we do not yet fully understand, and we have experienced and will continue to experience challenges in complying with the new rules as they become effective, resulting in difficulties or an inability to ship products to certain countries and customers.

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

Customer demands and regulations related to “conflict” minerals may force us to incur additional expenses and liabilities.

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These requirements could adversely affect our ability to source related minerals and metals and increase our related cost. We will face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Continued timely reporting is dependent upon the improvement and implementation of new systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. Also, our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, or may provide us information that is inaccurate or inadequate. If those risks arise, or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. More recently, Executive Orders issued by the President of the U.S. have increased sanctions in this area as well, which may impact us in the scenarios described above. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rules and Executive Orders. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier, and we may experience lower than expected revenues and have to write off inventory in the event that it becomes unsalable as a result of these regulations.

Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders, and may have other adverse effects on our results of operations.

As of April 3, 2015, we have a term loan outstanding of $347.4 million and a revolving credit facility with $130.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

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

We are no longer a “controlled company” within the meaning of the rules of the NASDAQ Stock Market, and we are now subject to additional governance requirements under the NASDAQ Stock Market rules.

Following the Company’s public offering of common stock on February 5, 2015 (the Offering), John and Susan Ocampo and their affiliates no longer control more than 50% of our common stock and, consequently, we are no longer a “controlled company.” As a result, we are now subject to additional governance requirements under NASDAQ Stock Market rules, including the requirements to have:

•	a majority of the board of directors consist of independent directors; and

•	certain compensation committee and nominating and governance committee requirements.

The NASDAQ Stock Market rules provide for phase-in periods for these requirements, but we must be fully compliant with the new requirements within one year following the consummation of the Offering. Currently, we do not have a majority of independent directors. During the current transition period following our ceasing to be a “controlled company,” our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market corporate governance requirements, such as a majority of independent directors.

As an emerging growth company, we may elect to delay adoption of new or revised accounting standards, and thus our financial statements may not be comparable to those of most other companies. In addition, we are entitled to utilize other reduced disclosure and governance requirements applicable to emerging growth companies.

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

As an emerging growth company, we have also historically utilized certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to provide the auditor attestation report otherwise required by Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may utilize these reporting exemptions until we are no longer an emerging growth company. We expect to cease being an emerging growth company at the end of fiscal year 2015, which could lead to accounting changes due to the adoption of new or revised accounting standards, additional costs related to the adoption of new or revised accounting standards and auditor attestation of our internal controls, and other impacts.

We are required to evaluate, report on, and be audited regarding the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse outcomes from this evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and we expect that at the end of our fiscal year 2015 our independent registered public accounting firm will be required to audit and report on the effectiveness of our internal control over financial reporting for the first time because we will no longer be an “emerging growth company” as defined in the JOBS Act. Our report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If our management identifies one or more material weaknesses in our internal control over financial reporting during this process, we will be unable to assert such internal control is effective. We are currently working with our internal personnel and a consultant on documentation and testing efforts intended to ensure that our internal control over financial reporting is documented, designed and operating in an effective manner. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our internal control over financial reporting. If, despite these efforts, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse report or is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. We cannot assure you that we will not have deficiencies or weaknesses in our internal control over financial reporting in the future.

As discussed above, we may also rely on external consultants to supplement our internal controls. For example, we may rely on external consultants to supplement our financial reporting in connection with our accounting for income taxes and other complex accounting and financial matters, some of which require significant technical accounting expertise or require significant judgment. Use of external consultants involves additional risk that our external consultants may not perform as expected, or that coordination between our internal and external resources may not be adequate, resulting in one or more procedures not being performed or reviewed as planned, or one or more errors not being identified and corrected. If we do not effectively manage our external consultants or if they fail to perform as expected or fail to provide an adequate level of expertise in certain areas, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and the accuracy and completeness of our financial reports could be compromised, which could adversely affect our stock price.

Some of our stockholders can exert control over us, and they may not make decisions that reflect our interests or those of other stockholders.

Our largest stockholders control a significant amount of our outstanding common stock. As of April 3, 2015, John and Susan Ocampo beneficially owned 43.1% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 14.3% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 3, 2015 - January 30, 2015	5	$32.51	—	—
January 31, 2015 - February 27, 2015	3,014	32.79	—	—
February 28, 2015 - April 3, 2015	912	37.53	—	—

	3,931	$33.89	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, outside of a publicly-announced repurchase plan, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1	Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., M/A-Com Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 13, 2015	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2015	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1	Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., M/A-Com Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document