Form 10-Q
period 2015-07-03
M/A-COM Technology Solutions Holdings, Inc.
filed 2015-08-12
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

or

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

As of August 10, 2015, there were 52,949,032 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 3, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$80,687	$173,895
Accounts receivable, net	89,714	75,156
Inventories, net	84,373	73,572
Deferred income taxes	35,957	35,957
Prepaids and other current assets	18,423	14,769

Total current assets	$309,154	$373,349
Property and equipment, net	80,167	50,357
Goodwill	98,799	10,784
Intangible assets, net	252,496	142,633
Deferred income taxes	49,851	84,629
Other assets	16,247	20,482

TOTAL ASSETS	$806,714	$682,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of lease	$554	$—
Current portion of long-term debt	3,500	3,478
Accounts payable	27,594	29,797
Accrued liabilities	32,498	34,248
Income taxes payable	1,172	865
Deferred revenue	336	17,258

Total current liabilities	$65,654	$85,646
Lease payable, less current portion	608	—
Long-term debt, less current portion	340,813	343,178
Warrant liability	31,472	15,801
Other long-term liabilities	7,365	9,042

Total liabilities	$445,912	$453,667

Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock	53	48
Additional paid-in capital	516,597	377,714
Treasury stock, at cost	(330)	(330)
Accumulated deficit	(153,328)	(147,511)
Accumulated other comprehensive loss	(2,190)	(1,354)

Total stockholders’ equity	$360,802	$228,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$806,714	$682,234

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Revenue	$130,663	$112,364	$370,412	$304,345
Cost of revenue	70,879	62,150	202,420	191,546

Gross profit	59,784	50,214	167,992	112,799

Operating expenses:
Research and development	21,611	20,810	62,146	53,587
Selling, general and administrative	27,428	22,065	82,254	65,952
Restructuring charges	558	—	971	15,725

Total operating expenses	49,597	42,875	145,371	135,264

Income (loss) from operations	10,187	7,339	22,621	(22,465)

Other income (expense)
Warrant liability (expense) gain	546	(2,782)	(15,671)	(5,566)
Interest expense	(4,505)	(5,625)	(13,952)	(7,833)
Other income (expense)	3,775	1,354	2,774	2,441

Total other expense	(184)	(7,053)	(26,849)	(10,958)

Income (loss) before income taxes	10,003	286	(4,228)	(33,423)
Income tax provision (benefit)	1,976	(897)	1,589	(8,168)

Income (loss) from continuing operations	8,027	1,183	(5,817)	(25,255)
Income (loss) from discontinued operations	—	—	—	(4,605)

Net income (loss)	$8,027	$1,183	$(5,817)	$(29,860)

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$0.15	$0.03	$(0.12)	$(0.54)
Income (loss) from discontinued operations	—	—	—	(0.10)

Income (loss) per share—basic	$0.15	$0.03	$(0.12)	$(0.64)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.15	$0.02	$(0.12)	$(0.54)
Income (loss) from discontinued operations	—	—	—	(0.10)

Income (loss) per share—diluted	$0.15	$0.02	$(0.12)	$(0.64)

Shares used:
Basic	53,098	47,280	50,433	46,856

Diluted	55,175	48,524	50,433	46,856

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net income (loss)	$8,027	$1,183	$(5,817)	$(29,860)
Foreign currency translation gain (loss)	(822)	25	(836)	(362)

Total comprehensive income (loss)	$7,205	$1,208	$(6,653)	$(30,222)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 3, 2014	47,548	$48	23	$(330)	$(1,354)	$377,714	$(147,511)	$228,567
Common stock issued, net of issuance costs	4,500	5				127,692		127,697
Stock options exercises	269					2,491		2,491
Vesting of restricted common stock and units	654							—
Shares issued pursuant to employee stock purchase plan	176					2,838		2,838
Minimum tax withholding payments for employee share-based awards	(242)					(7,919)		(7,919)
Share-based compensation						13,781		13,781
Other comprehensive income					214			214
Foreign currency translation					(1,050)			(1,050)
Net loss							(5,817)	(5,817)

Balance at July 3, 2015	52,905	$53	23	$(330)	$(2,190)	$516,597	$(153,328)	$360,802

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 3, 2015	July 4, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,817)	$(29,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition):
Warrant liability expense	15,671	5,566
Depreciation and amortization	38,662	26,422
Acquired inventory step-up amortization	6,333	18,053
Amortization of deferred financing costs	1,247	2,641
Amortization of prepaid compensation	6,584	—
Unrealized exchange (gains) losses	(290)	(16)
Impairment of equity investment	3,500	—
Deferred income taxes	474	(13,720)
Loss on disposal of property and equipment	246	219
Share-based compensation	13,781	8,525
Change in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable	(6,993)	1,253
Inventories, net	1,446	(6,197)
Prepaid expenses and other assets	2,969	(1,146)
Prepaid compensation	(14,586)	—
Accounts payable	(7,561)	(7,086)
Accrued and other liabilities	(10,494)	2,015
Income taxes	(55)	(3,720)
Deferred revenue	(16,922)	6,711

Net cash provided by (used in) operating activities	28,195	9,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(208,352)	(258,108)
Proceeds from sale of assets	—	12,000
Purchases of property and equipment	(32,488)	(10,279)
Sale of business	—	8,627
Strategic investments	1,500	(5,000)
Purchase of securities	(250)	(250)
Acquisition of intellectual property	(2,483)	(5,088)

Net cash provided by (used in) investing activities	(242,073)	(258,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	3,200
Proceeds from notes payable	—	350,000
Proceeds from stock offering, net of issuance costs	127,697	—
Proceeds from revolving facility	100,000	—
Payments on revolving facility	(100,000)	—
Financing and offering costs	(39)	(8,790)
Proceeds from stock option exercises and employee stock purchases	5,329	3,777
Payments on notes payable	(2,625)	(2,625)
Payments on capital lease assumed	(1,372)	—

	Nine Months Ended
	July 3, 2015	July 4, 2014
Repurchase of common stock	(7,919)	(1,108)
Excess tax benefits	—	1,886
Payment of assumed debt	—	(34,952)

Net cash provided by (used in) financing activities	121,071	311,388

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUILIVANTS	(401)	70
NET CHANGE IN CASH AND CASH EQUIVALENTS	(93,208)	63,020
CASH AND CASH EQUIVALENTS—Beginning of period	173,895	110,488

CASH AND CASH EQUIVALENTS—End of period	$80,687	$173,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,521	$2,877

Cash paid for income taxes	$890	$4,684

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

Under the Jumpstart Our Business Startups Act (JOBS Act), the Company qualifies as an emerging growth company. Accordingly, the Company has elected to avail itself of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We expect to cease being an emerging growth company and become a large accelerated filer at the end of fiscal year 2015, which will, among other things, require us to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 including obtaining an auditor attestation of our internal controls.

The Company’s fiscal year ends on the Friday closest to the last day of September. For fiscal years in which there are 53 weeks, the first quarter reporting period includes 14 weeks. Fiscal year 2015 is 52 weeks in length and the three and nine months ended July 3, 2015 include 13 and 26 weeks, respectively. Fiscal year 2014 was 53 weeks in length and the three and nine months ended July 4, 2014 include 13 and 27 weeks, respectively. The accompanying condensed consolidated financial statements are referred to as “consolidated” for all periods presented.

On December 15, 2014, MACOM completed the acquisition of BinOptics Corporation (BinOptics), a supplier of high-performance photonic products (BinOptics Acquisition). The BinOptics Acquisition was accounted for as a purchase and the operations of BinOptics have been included in MACOM’s condensed consolidated financial statements since December 15, 2014, the date of acquisition.

MACOM acquired Nitronex, LLC (Nitronex) in a common-control business combination on February 13, 2014 (Nitronex Acquisition). Nitronex, a supplier of high-performance gallium nitride (GaN) semiconductors for RF, microwave and millimeterwave applications, was acquired by GaAs Labs, LLC (GaAs Labs) on June 25, 2012. Prior to the Nitronex Acquisition, GaAs Labs was a stockholder in MACOM, and GaAs Labs, Nitronex and MACOM were considered to be under common control from June 25, 2012 through February 13, 2014 due to a common controlling stockholder. The accompanying consolidated financial statements for the three months and nine months ended April 4, 2014, combine MACOM’s historical consolidated financial statements with the historical financial statements of Nitronex from January 3, 2014 through April 4, 2014 and September 28, 2013 through April 4, 2014, and have been presented in a manner similar to a pooling-of-interests to include the results of operations of each business since the date of common control.

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

On a consolidated basis, revenue from distribution customers impacted by the change in estimate accounts for approximately 10-15% of total consolidated revenue. Certain agreements with distribution customers provide for rights of return and compensation credits until such time as the Company’s products are sold by the distributors to their end customers. The Company has agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The Company records charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivable based upon historical activity. The Company’s policy is to use a 12 month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded. The Company changed its revenue recognition policy from a sell through to a sell-in approach during the first fiscal quarter of 2015. The Company recognizes revenue when criteria for ASC 605-15-25 are met.

During the first fiscal quarter of 2015, the Company recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The net effect was an increase of $15.1 million, of which $12.4 million was from previously deferred revenue and $2.7 million was related to the change in distributor inventories. Additionally, the Company recognized the related deferred inventory costs of $4.7 million which resulted in a reduction to net loss of $8.5 million, or a reduction of $0.18 net loss per share when the change in estimate was recorded. During the three months ended July 3, 2015, this change in estimate resulted in decreased revenue of $1.3 million and a net loss of $0.6 million, or $0.01 loss per share, respectively. During the nine months ended July 3, 2015, this change in estimate resulted in revenue of $17.5 million and a reduction in net loss of $9.4 million, or a reduction of $0.18 net loss per share, respectively.

The Company also established a new reserve of $5.5 million during the first quarter of fiscal year 2015 which was increased to $6.2 million for the quarter ended July 3, 2015 related to future rebates and returns under various programs associated with our distributor agreements. The amount of this reserve is largely driven by the individual distribution agreements and the Company’s business strategy whereby the Company will invoice the distributor at “list price”. The Company expects to issue compensation credits consistent with the distributor agreements. The difference between the list price and distributor selling price will vary by product grouping consistent with historical trends and marketing strategies. Historically, 90 percent of the credits issued to distributors are based on “list price” credits and 10 percent of the credits were for product returns and stock rotation rights, based upon the 12 month rolling historical experience rate.

The table below shows the changes in gross and net distributor revenue and reserve balances associated with the change in estimate for the three and nine months ended July 3, 2015 (in millions):

	Three Months Ended			Nine Months Ended
	January 2, 2015	April 3, 2015	July 3, 2015	July 3, 2015
Gross revenue effect of one-time change in estimate (1)	$17.0	—	—	$17.0
Gross revenue effect associated with change in estimate (2)	3.6	4.7	(1.7)	6.6

Total gross revenue resulting from change in estimate	$20.6	$4.7	$(1.7)	$23.6

Net revenue effect of one-time change in estimate (3)	12.4	—	—	12.4
Net revenue effect associated with change in estimate (4)	2.7	3.7	(1.3)	5.1

Total net revenue resulting from change in estimate	$15.1	$3.7	$(1.3)	$17.5

Reserve for future returns and credits (5)	$(5.5)	$(1.0)	$0.3	$(6.2)

(1)	This amount was recorded as deferred revenue as of October 2, 2014.
(2)	This amount represents the impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period.
(3)	This amount represents the net revenue impact of the one-time change in estimate after applying the associated reserve for future credits and returns.
(4)	This amount represents the impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period after applying the associated reserve for future credits and returns.
(5)	This amount reflects the change in the revenue reserve for future returns and credits. The balance as of July 3, 2015 is $6.2 million.

Property, Plant and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements that significantly extend the useful life of the assets are capitalized as additions to property and equipment.

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life In Years
Buildings and improvements	40
Machinery and equipment	2 – 7
Computer equipment and software	2 – 5
Furniture and fixtures	7 – 10
Leasehold improvements	Shorter of useful life or term of lease

Other Income—During the quarter ended July 3, 2015, we received $4.0 million related to a litigation settlement which is included in other income.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09.

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

2. ACQUISITIONS

Acquisition of BinOptics Corporation—On November 17, 2014, MACOM entered into an Agreement and Plan of Merger with BinOptics, a supplier of high-performance photonic semiconductor products. On December 15, 2014, MACOM completed the BinOptics Acquisition. In accordance with the Agreement and Plan of Merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $208.4 million in cash. In addition the Company paid $14.6 million as part of a related retention escrow agreement designed to retain certain BinOptics employees. This $14.6 million was included in the terms of the purchase agreement and has been accounted for as a post-closing prepaid expense. The Company funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under its existing Revolving Facility. For the nine months ended July 3, 2015, the Company recorded transaction costs of $4.2 million related to the BinOptics Acquisition.

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

The Company expects to finalize its allocation of purchase price within 12 months of December 15, 2014. The preliminary allocation of purchase price as of July 3, 2015, is as follows (in thousands):

	Original Allocation	Allocation Adjustments	July 3, 2015 Adjusted Allocation
Current assets	$41,836	$(15,373)	$26,463
Intangible assets	135,254	(554)	134,700
Other assets	14,090	(4,900)	9,190

Total assets acquired	191,180	(20,827)	170,353

Liabilities assumed:
Debt	1,491	1,044	2,535
Deferred income taxes	37,745	(3,227)	34,518
Other liabilities	12,810	153	12,963

Total liabilities assumed	52,046	(2,030)	50,016

Net assets acquired	139,134	(18,797)	120,337

Consideration:
Cash paid upon closing, net of cash acquired	224,114	(15,762)	208,352

Goodwill	$84,980	$3,035	$88,015

The $15,762 of allocation adjustments shown above in the “Cash paid upon closing, net of cash acquired” caption consists of the following (in thousands):

Cash paid upon closing, net of cash acquired
Original Allocation	$224,114
Reclassification of prepaid compensation	(14,586)
Reclassification of assumed capital lease debt	(1,044)
Reclassification of escrow fees	(17)
Cash received from acquiree related to working capital true-up	(115)

Allocation Adjustments	(15,762)

Adjusted Allocations at July 3, 2015	$208,352

The prepaid compensation item above is to correct the reclassification of employee retention escrow payment previously reported as a cash outflow from investing activities, to cash outflows from operating activities. The assumed capital lease debt item above is to show the gross capital lease debt assumed in the acquisition, not previously shown as part of purchase consideration.

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$17,500	7
Customer relationships	117,200	10

	$134,700

The overall weighted-average life of the identified intangible assets acquired in the BinOptics Acquisition is estimated to be 9.6 years and the assets are being amortized over their estimated useful lives based upon the pattern over which the Company expects to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion including the areas of taxation where a study of the potential utilization of acquired net operating losses is not yet complete, and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of July 3, 2015, and for the interim periods then ended.

The following is a summary of BinOptics revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the three and nine months ended July 3, 2015 (in thousands):

	Three Months Ended July 3, 2015	Nine Months Ended July 3, 2015
Revenue	$20,186	$39,393
Income (loss) before income taxes	1,980	(3,455)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and nine months ended July 3, 2015 and July 4, 2014, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of BinOptics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the three and nine months ended July 3, 2015 and July 4, 2014 were adjusted to exclude discontinued operations. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Revenue	$130,663	$126,662	$382,279	$335,821
Net income (loss)	13,178	4,134	2,317	(34,817)

The table above represents proforma net income (loss) which differs from the actual results due to adjustments related to inventory step-up and intangible amortization expense which were reflected in fiscal 2014.

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

Acquisition of Mindspeed Technologies, Inc.—On December 18, 2013, MACOM completed the acquisition of Mindspeed, a supplier of high-performance analog semiconductor solutions for communications infrastructure applications. The Company acquired Mindspeed to further its expansion into high-performance analog products.

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

The Company finalized the purchase price allocation of the Mindspeed Acquisition during the three months ended January 2, 2015. The final allocation of purchase price is as follows (in thousands):

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

The following is a summary of Mindspeed’s revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the nine months ended July 4, 2014 (in thousands):

Nine Months Ended July 4, 2014
Revenue	$64,765
Loss from continuing operations before income taxes and restructuring charges	(18,534)

Subsequent to closing the Mindspeed Acquisition, MACOM divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations through the date of sale. The Company completed the sale of the wireless business in February 2014. The accompanying consolidated statement of operations for the three and nine months ended July 4, 2014, includes the following operating results related to the divested wireless business (in thousands):

	Three Months Ended July 4, 2014	Nine Months Ended July 4, 2014
Revenue	$—	$2,440
Loss before income taxes	—	(7,381)
Benefit for income taxes	—	2,776
Loss from discontinued operations	—	(4,605)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the nine months ended July 4, 2014 below, give effect to the Mindspeed Acquisition, described above, as if it had occurred at September 27, 2013. These amounts have been calculated after applying MACOM’s accounting policies and adjusting the results of Mindspeed to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 27, 2013. The supplemental pro forma earnings for the nine months ended July 4, 2014 were adjusted to exclude discontinued operations, as well as, certain other non-recurring items. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations.

Nine Months Ended July 4, 2014
Revenue	$323,801
Net loss	(27,051)

Other Acquisitions—In the fiscal fourth quarter of 2014, we acquired two businesses, I.K.E., Incorporated (IKE Micro) and Photonic Controls, LLC (Photonic Controls), for total cash consideration of $2.8 million. IKE Micro is a specialized build-to-print house based in New Hampshire. The primary purpose of the IKE Micro acquisition is to drive manufacturing cost reductions and further improve gross profit in the Company’s Optoelectronics business. Photonic Controls is a small design company based in Horseheads, New York, which specializes in photonic semiconductor development and system design. Its primary focus is to design silicon photonic chips for 100G/400G optical networks.

The assets acquired and liabilities assumed were recorded at their fair values and operating results were included in the financial statements from the date of acquisition. The preliminary purchase price allocation resulted in goodwill of $3.9 million and intangible assets, including manufacturing know-how and customer relationships, of $1.6 million recorded on the date of acquisition, which will be amortized over 7-10 years. Additionally, the Company recorded a contingent consideration liability of $0.8 million related to the acquisition of Photonic Controls which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of October 3, 2014. The maximum possible payment of contingent purchase price is $1.5 million. Approximately $1.7 million of the goodwill resulting from these acquisitions is deductible for tax purposes. The purchase price allocation will be finalized in fiscal 2015 upon receipt of final information related to valuation of intangibles, and no allocation adjustments were recorded in the nine months ended July 3, 2015. The acquisitions were not material to the Company’s consolidated financial statements.

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

During fiscal year 2014, the Company purchased a $5.0 million equity interest in a privately-held U.S. based company. The investment was accounted for utilizing the cost method and was included in Other Long-Term Assets in the Condensed Consolidated Balance Sheet. The Company determined that the equity investment contained embedded derivatives. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the equity investment and to adjust the fair value as of each subsequent balance sheet date.

On May 11, 2015, the investee company was sold to a third party which provided the Company with information that the underlying value of the investment had been impaired at April 3, 2015. Accordingly, the Company recorded an impairment charge of $3.5 million which is included in Other Expense in the Condensed Consolidated Statement of Operations for the three months ended April 3, 2015 and the nine months ended July 3, 2015. The Company received $1.5 million in exchange for the equity investment during the three months ended July 3, 2015.

3. FINANCIAL INSTRUMENTS

The Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

•	Level 3—Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 3, 2015.

As of July 3, 2015, the fair value of trading securities have been estimated to approximate cost. These estimates include significant judgments about potential future liquidity events and actual results could differ and could have an impact upon the values of the recorded financial instruments. Any changes in the estimated fair values of the financial instruments in the future will be reflected in the Company’s earnings and such changes could be material.

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

As of July 3, 2015, the fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 5.5 years, expected volatility of 34.1% and risk free rate of 1.6%. Any significant change in these assumptions could have an impact on the value of the stock warrants.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 3, 2015 (in thousands):

	July 3, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$500	$—	$—	$500

Total assets measured at fair value	$500	$—	$—	$500

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	31,472	—	—	31,472

Total liabilities measured at fair value	$32,292	$—	$—	$32,292

	October 3, 2014
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	15,801	—	—	15,801

Total liabilities measured at fair value	$16,621	$—	$—	$16,621

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Three Months Ended July 3, 2015
	April 3, 2015	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 3, 2015
Trading securities	$500	$—	$—	$—	$—	$500

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$32,018	$546	$—	$—	$—	$31,472

	Three Months Ended July 4, 2014
	April 4, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 4, 2014
Trading securities	$250	$—	$—	$—	$—	$250

Common stock warrant liability	$14,657	$2,782	$—	$—	$—	$17,439

	Nine Months Ended July 3, 2015
	October 3, 2014	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 3, 2015
Trading securities	$250	$—	$250	$—	$—	$500

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$15,801	$15,671	$—	$—	$—	$31,472

	Nine Months Ended July 4, 2014
	September 27, 2013	Net Realized/ Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 4, 2014
Trading securities	$—	$—	$250	$—	$—	$250

Common stock warrant liability	$11,873	$5,566	$—	$—	$—	$17,439

4. INVENTORIES

Net inventories consist of the following (in thousands):

	July 3, 2015	October 3, 2014
Raw materials	$45,851	$34,919
Work-in-process	4,218	5,500
Finished goods	34,304	33,153

Total	$84,373	$73,572

5. PROPERTY, PLANT AND EQUIPMENT

In June 2015, the Company purchased its corporate headquarters and fabrication facility including the associated land, improvements, leases and leasehold property, for approximately $8.3 million. Prior to the purchase, the Company leased the facility from Cobham Properties, Inc., and concurrently with the closing of the sale the lease was terminated. The building and improvements will be capitalized and depreciated over a 40 year life. There is no material relationship among the Company or any of its affiliates and Cobham.

Property and equipment consists of the following (in thousands):

	July 3, 2015	October 3, 2014
Land, buildings and improvements	$11,336	$—
Machinery and equipment	84,237	68,438
Leasehold improvements	6,882	7,998
Furniture and fixtures	940	1,017
Construction in process	26,324	12,918
Computer equipment and software	8,819	7,758

Total property and equipment	138,538	98,129
Less accumulated depreciation and amortization	(58,371)	(47,772)

Property and equipment, net	$80,167	$50,357

Depreciation and amortization expense related to property and equipment for the three and nine months ended July 3, 2015 was $3.7 million and $11.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 4, 2014 was $3.7 million and $10.8 million, respectively.

6. DEBT

On September 26, 2013, and as amended November 5, 2013, the Company entered into an amended and restated loan agreement with a syndicate of lenders, which provided for a revolving credit facility of up to $300.0 million that was due to mature in September 2018 (Prior Facility). Borrowings under the revolving credit facility bore a variable interest rate based on either the lender’s prime rate or a LIBOR rate, plus an applicable margin. The revolving credit facility was secured by a first priority lien on substantially all of the Company’s assets and required compliance with certain financial and non-financial covenants. In connection with the Mindspeed and Nitronex acquisitions, MACOM borrowed an aggregate of $245.0 million of indebtedness on its Prior Facility.

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

The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of initially $100.0 million, which matures in May 2019 (Revolving Facility). In February 2015, the Company executed an amendment to the credit payment that increased the Company’s aggregate borrowing capacity under the Revolving Facility to $130.0 million. The Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Term Loans using the straight-line method, which approximates the effective interest rate method. Borrowings under the Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75%, and (ii) for base rate loans, a rate per annum equal to the prime rate (subject to a floor of 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on the Company’s total net leverage ratio being within certain defined ranges); and (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on the Company’s total net leverage ratio being within certain defined ranges). The Company also pays a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on the Company’s total net leverage ratio being within certain defined ranges) as well as overall agency fees. MACOM borrowed $100.0 million of indebtedness on its Revolving Facility in connection with the BinOptics Acquisition, which was paid down in full using net proceeds from a public offering of common stock the Company completed in February 2015. The Company has $130.0 million of borrowing capacity under the Revolving Facility as of July 3, 2015.

The Term Loans are payable in quarterly principal installments equal to 0.25% of the aggregate dollar amount of all Term Loans outstanding at the signing of the Credit Agreement, with the remainder due on the maturity date. In the event that the Company divests a business, the net cash proceeds of the divestment are generally to be applied to repayment of outstanding Term Loans except to the extent the Company reinvests such proceeds in assets useful for its business within 18 months of receiving the proceeds. To the extent the Company enters into a binding agreement to reinvest such proceeds within 18 months of receiving them, the Company has until the later of 18 months following its receipt of the proceeds and six months following the date of such agreement to complete the reinvestment.

At the signing of the Credit Agreement, the entire $350.0 million principal amount of the Term Loans was funded. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of the Company’s assets and provide that the Company must comply with certain financial and non-financial covenants. The Company was in compliance with all such covenants under the Credit Agreement as of July 3, 2015. The Company incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of July 3, 2015, approximately $7.2 million of deferred financing costs remain unamortized.

As of July 3, 2015, the following remained outstanding on the Term Loans:

Principal balance	$346,500
Unamortized discount	(2,187)

Total Term Loans	344,313
Current portion	3,500

Long-term, less current portion	$340,813

As of July 3, 2015, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2015 (rest of fiscal year)	$875
2016	3,500
2017	3,500
2018	3,500
2019	3,500
2020	3,500
Thereafter	328,125

Total	$346,500

The fair value of the Term Loans was estimated to be approximately $348.2 million as of July 3, 2015 and was determined using Level 3 inputs, including a quoted rate from a bank.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Cost of revenue	$6,932	$6,270	$19,638	$14,292
Selling, general and administrative	3,201	505	7,350	1,374

Total	$10,133	$6,775	$26,988	$15,666

Intangible assets consist of the following (in thousands):

	July 3, 2015	October 3, 2014
Acquired technology	$161,385	$131,953
Customer relationships	141,870	24,670
In-process research and development	8,190	17,970
Trade name	3,400	3,400

Total	314,845	177,993
Less accumulated amortization	(62,349)	(35,360)

Intangible assets—net	$252,496	$142,633

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 3, 2014	$188,777	$131,953	$24,670	$17,970	$3,400	$10,784
BinOptics Acquisition	222,715	17,500	117,200	—	—	88,015
Transfer to in service	—	9,780	—	(9,780)	—	—
Other intangibles purchased	2,152	2,152	—	—	—	—

Balance at July 3, 2015	$413,644	$161,385	$141,870	$8,190	$3,400	$98,799

As of July 3, 2015, estimated amortization of the intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the BinOptics Acquisition, was as follows (in thousands):

	2015 (rest of fiscal year)	2016	2017	2018	2019	Thereafter	Total
Amortization expense	$10,240	35,080	35,597	34,239	32,514	93,191	$240,861

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

Accumulated amortization for the acquired technology and customer relationships was $45.6 million and $16.7 million, respectively, as of July 3, 2015, and $23.2 million and $7.2 million, respectively, as of July 4, 2014.

In July 2013, the Company entered into a long term technology licensing and transfer agreement that calls for potential payments by the Company of up to $9.0 million through July 2016, based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology aggregated $8.2 million and $5.5 million as of July 3, 2015 and July 4, 2014, respectively, and were capitalized as incurred as acquired technology. Costs will be amortized to cost of revenue upon completion of the transfer, which is currently expected to be completed in fiscal year 2016.

8. STOCKHOLDERS’ EQUITY

The Company has authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 3, 2015.

The outstanding shares of Company common stock as of July 3, 2015 and October 3, 2014, presented in the accompanying consolidated statements of stockholders’ equity exclude 17,000 and 59,000 unvested shares of restricted common stock, respectively, issued as compensation to employees that remained subject to forfeiture.

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

The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Numerator:
Net income (loss)	$8,027	$1,183	$(5,817)	$(29,860)

Denominator:
Weighted average common shares outstanding-basic	53,098	47,280	50,433	46,856
Dilutive effect of options, restricted stock and warrants	2,077	1,244	—	—

Weighted average common shares outstanding-diluted	55,175	48,524	50,433	46,856

Common stock loss per share:
Basic	$0.15	$0.03	$(0.12)	$(0.64)

Diluted	$0.15	$0.02	$(0.12)	$(0.64)

The table above excludes the effects of 2,127 and 1,349 shares for the nine months ended July 3, 2015 and July 4, 2014, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—As of July 3, 2015 and October 3, 2014, the Company had outstanding non-cancelable purchase commitments aggregating $7.5 million and $5.2 million respectively, pursuant to inventory supply arrangements.

Litigation—The Company is periodically subject to legal proceedings, claims and contingencies arising in the ordinary course of business. As of July 3, 2015, there was no other pending material litigation except as set forth below.

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

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, the plaintiff filed a first amended complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleges, among other things, that Mr. Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or MACOM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. The lawsuit is currently in the early stages of litigation. We intend to defend the lawsuit vigorously.

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

The following is a summary of the costs incurred and remaining balances included in accrued expenses primarily related to restructuring actions taken by the Company (in thousands):

Balance as of October 3, 2014	$801
Net pre-tax restructuring charges	971
Utilization	(909)

Balance as of July 3, 2015	$865

The restructuring actions taken in fiscal year 2014 were paid through the first nine months of fiscal year 2015, and the remaining amount is expected to be paid through the remainder of fiscal year 2015. The Company’s restructuring charges are primarily employee related with non-employee related charges determined to be immaterial.

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

Upon the closing of the Company’s initial public offering, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units, performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share less than the fair value of our common stock on the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Certain of the share-based awards granted and outstanding as of July 3, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally are exercisable up to 10 years. In fiscal year 2012, the Company began granting RSUs, which generally vest annually over one to five years. As of July 3, 2015, the Company had 9.1 million shares available for future grants under the 2012 Plan.

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

The following table presents the effects of share-based compensation expense related to share-based awards to employees and non-employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Cost of revenue	$477	$646	$1,372	$1,355
Research and development	1,272	893	3,399	2,105
Selling, general and administrative	2,904	1,851	9,010	5,065

Total stock-based compensation expense	$4,653	$3,390	$13,781	$8,525

Stock Options

A summary of stock option activity for the nine months ended July 3, 2015, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding-October 3, 2014	948	$11.73	6.6	$10,015
Granted	225	34.10
Exercised	(269)	9.26
Forfeited, canceled or expired	(14)	22.62

Outstanding-July 3, 2015	890	$17.96	7.2	$16,779

Options vested and expected to vest as of July 3, 2015	819	$16.54	7.0	$16,593

Options vested and exercisable as of July 3, 2015	665	$12.49	6.3	$16,196

Aggregate intrinsic value represents the difference between the Company’s closing stock price on July 3, 2015 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $3.6 million for the nine months ended July 3, 2015.

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

On January 23, 2015, the Company’s common stock closed at a price of $34.79 per share, exceeding the target price of $32.55 per share, which resulted in the recognition of approximately $2.5 million of compensation expense in the current quarter. Accordingly, as of July 3, 2015, the majority of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was recognized during the quarter.

On April 22, 2015 and May 5, 2015, the Company granted 225,000 performance-based stock options for shares of common stock with an aggregate grant date fair value of $2.0 million that are subject to vesting based on a service and individual performance targets. The Company used the Black-Scholes valuation model for estimating the fair value on the date of grant of $8.97 and $8.45 per option share on April 22, 2015 and May 5, 2015, respectively. The fair value of stock option awards is affected by valuation assumptions, including volatility, the Company’s stock price, expected term of the option, risk-free interest rate and expected dividends.

The weighted-average assumptions used for calculating the fair value of stock options granted is as follows:

Risk-free interest rate	1.2%
Expected term (years)	4
Expected volatility	30.8%
Expected dividends	—%

The performance-based stock options described above will vest and become exercisable in full if certain pre-established revenue and non-GAAP gross margin targets are met or exceeded in any period of four consecutive fiscal quarters completed during the term of the options. The stock options have a term of seven years, assuming continued employment with or services to the Company, and have an average exercise price of $34.10 and equal to the closing price of the Company’s common stock on the date of grant.

Restricted Stock Awards and Units

A summary of restricted stock and restricted stock unit activity for the nine months ended July 3, 2015, is as follows (in thousands):

	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested-October 3, 2014	1,720	2.6	$37,203
Granted	786
Vested and released	(654)
Forfeited, canceled or expired	(86)

Issued and unvested-July 3, 2015	1,766	1.6	$64,175

Shares expected to vest-July 3, 2015	1,505	1.5	$55,195

Performance-Based Restricted Stock Unit Awards (PRSU)

On April 22, 2015 and May 5, 2015, the Company issued performance-based RSUs which were divided into three equal tranches with one tranche based on the Company’s non-GAAP earnings per share (EPS) growth during fiscal year 2015, one tranche based on non-GAAP EPS growth during fiscal years 2015-2016 and one tranche based on non-GAAP EPS growth during fiscal years 2015-2017. A participant may earn between 0% to 300% of the targeted shares for each tranche based on actual performance, and a straight-line interpolation will be applied for achievement between the specified performance ranges. Once earned, the performance-based RSUs will be settled in shares of the Company’s common stock, assuming continued employment with or services to the Company through the vest date of May 15th following each tranches performance criteria being met at period end.

A summary of PRSU activity during the nine months ended July 3, 2015 is as follows:

	Non-vested Performance-based Restricted Stock Units	Weighted-Average Grant-Date Fair Value per PRSU
Non-vested shares at October 3, 2014	—	—
Granted	83,954	$34.39
Change due to performance condition achievement	251,862	$34.39
Vested	—	—
Forfeited	—	—

Non-vested shares at July 3, 2015	335,816	$34.39

The total fair value of restricted stock awards with time-based and performance vesting was $8.6 million for the nine months ended July 3, 2015. As of July 3, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock and units with time-based and performance vesting was $39.1 million, which is expected to be recognized over the next 3.6 years.

On April 22, 2015, the Company approved an amended and restated Change in Control Plan to exclude certain performance-based options and to increase the percentage by which outstanding performance-based equity awards, other than those specifically excluded) will be deemed earned in the event of a change in control, from 100% of target to 200% of targeted shares. Other share-based awards granted and outstanding as of July 3, 2015, are subject to accelerated vesting upon a sale of the Company or similar changes in control. The financial impact of any modifications to share-based awards during the periods presented was immaterial.

Employee Stock Purchase Plan (ESPP)

Under the Company’s ESPP plan eligible employees are allowed to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. As of July 3, 2015, total prorated compensation cost related to the ESPP has been recognized.

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

The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for the three and nine months ended July 3, 2015 and July 4, 2014, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates and non-deductible compensation, offset by U.S. state income taxes. For the nine months ended July 3, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

The balance of the unrecognized tax benefit as of July 3, 2015 and October 3, 2014 was $1.7 million and includes a $1.4 million reduction in current deferred tax assets and a $0.3 million increase in other long-term liabilities in the accompanying consolidated balance sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is the Company’s policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending July 3, 2015, the Company did not make any payment of tax-related interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of such interest and penalties at July 3, 2015 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

As disclosed in Note 2—Acquisition of BinOptics Corporation, the purchase accounting related to the acquisition of BinOptics includes preliminary income tax amounts subject to revision upon obtaining and analyzing all information. At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $44.0 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we currently believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $34.5 million arising from the BinOptics Acquisition, which includes a net deferred income tax asset of $16.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $51.4 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition.

14. RELATED PARTY TRANSACTIONS

GaAs Labs, a former stockholder and an affiliate of directors and then majority stockholders John and Susan Ocampo, engaged the Company to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the nine months ended July 4, 2014, the Company billed GaAs Labs $0.1 million for services provided pursuant to this agreement and has recorded these amounts as other income in the accompanying condensed consolidated statements of operations.

In the three and nine months ended July 3, 2015, the Company recorded revenue of $0.2 million and $0.2 million, respectively, from sales of product to a privately-held company with a common director, compared to $0.1 million for the three and nine months ended July 4, 2014.

15. SUPPLEMENTAL CASH FLOW INFORMATION

As of July 3, 2015 and July 4, 2014, the Company had $0.8 million and $0.7 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

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

Information about the Company’s operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
United States	$54,930	$52,126	$177,534	$156,931
International (1)	75,733	60,238	192,878	147,414

Total	$130,663	$112,364	$370,412	$304,345

	As of
Long-Lived Assets by Geographic Region, excluding Intangibles	July 3, 2015	October 3, 2014
United States	$69,361	$42,031
International (2)	10,806	8,326

Total	$80,167	$50,357

(1)	No international countries represented greater than 10% of total revenue during the periods presented.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region, which accounted for 11% at July 3, 2015 and 11% at October 3, 2014.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Customer A	11%	12%	15%	16%
Customer B	17%	17%	17%	19%
Customer C	10%	11%	10%	7%

	As of
Accounts Receivable	July 3, 2015	October 3, 2014
Customer A	16%	16%
Customer B	13%	7%
Customer C	14%	16%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended July 3, 2015 and July 4, 2014, ten customers represented 59% and 61% of total revenue, respectively. For the nine months ended July 3, 2015 and July 4, 2014, ten customers represented 60% and 61% of total revenue, respectively.

17. SUBSEQUENT EVENTS

On July 16, 2015, the Company entered into a Stock Purchase Agreement (the Purchase Agreement), with Autoliv ASP Inc. (Autoliv), M/A-COM Technology Solutions Inc. (MACOM Solutions), a wholly owned subsidiary of the Company, and M/A-COM Auto Solutions Inc., a wholly-owned subsidiary of MACOM Solutions (MACOM Auto). On the terms and conditions set forth in the Purchase Agreement, the Company will divest its automotive module business (the Auto Business) to Autoliv through the sale of all of the issued and outstanding shares of capital stock of MACOM Auto for $100 million in cash, subject to customary working capital and other adjustments, plus up to an additional $30 million in cash in the form of an earn-out payment based on the achievement of certain revenue and customer order-based targets through September 30, 2019. At closing of the transaction, Autoliv will deposit $18 million of the purchase price with an escrow agent to be held in escrow for a period of 18 months following the closing to secure certain indemnification obligations of MACOM Solutions pursuant to the Purchase Agreement. The Company currently expects the transaction to close in its fourth fiscal quarter of 2015.

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

In this document, the words “Company,” “we,” “our,” “MACOM,” “us” and similar terms refer only to M/A-COM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not to any other person or entity.

“M/A-COM” and “MACOM” are trademarks of M/A-COM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements,” and we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described herein in Part II. Item 1A, “Risk Factors” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 as filed with the SEC on December 9, 2014. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On July 16, 2015, we entered into a Stock Purchase Agreement (the Purchase Agreement), with Autoliv ASP Inc. (Autoliv) and two of our subsidiaries. On the terms and conditions set forth in the Purchase Agreement, we will divest our automotive module business (the Auto Business) to Autoliv through the sale of all of the issued and outstanding shares of capital stock of MACOM Auto for $100 million in cash, subject to customary working capital and other adjustments, plus up to an additional $30 million in cash in the form of an earn-out payment based on the achievement of certain revenue and customer order-based targets through September 30, 2019. The Company will provide Autoliv with certain transition services related to the Auto Business from the closing of the transaction through December 31, 2015. Autoliv has also retained the Company under a consulting agreement, for advice and services that may generate up to $15 million over the next 2 year period following the closing. We currently expect the transaction to close in our fourth fiscal quarter of 2015.

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

On May 9, 2014, we completed the sale of the customer premises equipment (CPE) communication processor product line of Mindspeed for $12.0 million and an additional $2.0 million based upon the achievement of certain revenue-related milestones through December 31, 2014. During the quarter ended April 3, 2015, these milestones were verified and the Company recorded income related to this contingent consideration of $2.0 million.

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

We have one reportable operating segment, semiconductors and modules. We have a 52 or 53-week fiscal year ending on the Friday closest to September 30. The three and nine months ended July 3, 2015 includes 13 and 26 weeks, respectively, and fiscal year 2015 will include 52 weeks. The three and nine months ended July 4, 2014, included 13 and 27 weeks, respectively and fiscal year 2014 included 53 weeks. To offset the effect of holidays, we include the extra week arising in our fiscal years in our first fiscal quarter, the effect of which was not material in the three and nine months ended July 3, 2015.

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

Other income (expense). Other income (expense) consists of our stock warrant liability expense and/or gain, interest expense, impairment losses from minority equity investments, income from transition services provided related to sales of businesses and assets, and income from our administrative and business development services agreement with GaAs Labs, LLC (GaAs Labs) which was formerly one of our stockholders and is an affiliate of our directors John and Susan Ocampo. We expect interest expense to be higher in future periods due to increased borrowing to fund the Mindspeed, Nitronex and BinOptics Acquisitions, as well as to provide additional liquidity.

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

For a description of the accounting policies which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 as supplemented by the discussion on Revenue Recognition that follows.

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

On a consolidated basis, revenue from distribution customers impacted by the change in estimate accounts for approximately10-15% of total consolidated revenue. Certain agreements with distribution customers provide for rights of return and compensation credits until such time as our products are sold by the distributors to their end customers. Our agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivables based upon historical activity. Our policy is to use a 12 month rolling historical experience rate as well as an estimated general reserve percentage in order to estimate the necessary allowance to be recorded. We changed our revenue recognition policy from a sell through to a sell-in approach during the first fiscal quarter of 2015. We recognize revenue when criteria for ASC 605-15-25 are met.

During the first fiscal quarter of 2015, we recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The net effect was an increase of $15.1 million, of which $12.4 million was from previously deferred revenue and $2.7 million was related to the change in distributor inventories. Additionally, we recognized the related deferred inventory costs of $4.7 million which resulted in a reduction to net loss of $8.5 million, or a reduction of $0.18 net loss per share when the change in estimate was recorded. During the three months ended July 3, 2015, this change in estimate resulted in decreased revenue of $1.3 million and a net loss of $0.6 million, or $0.01 loss per share, respectively. During the nine months ended July 3, 2015, this change in estimate resulted in revenue of $17.5 million and a reduction in net loss of $9.4 million, or a reduction of $0.18 net loss per share, respectively.

We also established a new reserve of $5.5 million during the first quarter of fiscal year 2015 which was increased to $6.2 million for the quarter ended July 3, 2015 related to future rebates and returns under various programs associated with our distributor agreements. The amount of this reserve is largely driven by the individual distribution agreements and our business strategy whereby we will invoice the distributor at “list price”. We expect to issue compensation credits consistent with our distributor agreements. The difference between the list price and distributor selling price will vary by product grouping consistent with historical trends and marketing strategies. Historically, 90 percent of the credits issued to distributors are based on “list price” credits and 10 percent of the credits were for product returns and stock rotation rights, based upon the 12 month rolling historical experience rate.

The table below shows the changes in gross and net distributor revenue and reserve balances associated with the change in estimate for the three and nine months ended July 3, 2015 (in millions):

	Three Months Ended			Nine Months Ended
	January 2, 2015	April 3, 2015	July 3, 2015	July 3, 2015
Gross revenue effect of one-time change in estimate (1)	$17.0	—	—	$17.0
Gross revenue effect associated with change in estimate (2)	3.6	4.7	(1.7)	6.6

Total gross revenue resulting from change in estimate	$20.6	$4.7	$(1.7)	$23.6

Net revenue effect of one-time change in estimate (3)	12.4	—	—	12.4
Net revenue effect associated with change in estimate (4)	2.7	3.7	(1.3)	5.1

Total net revenue resulting from change in estimate	$15.1	$3.7	$(1.3)	$17.5

Reserve for future returns and credits (5)	$(5.5)	$(1.0)	$0.3	$(6.2)

(1)	This amount was recorded as deferred revenue as of October 2, 2014.
(2)	This amount represents the impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period.
(3)	This amount represents the net revenue impact of the one-time change in estimate after applying the associated reserve for future credits and returns.
(4)	This amount represents the impact of the change in estimate associated with increases in distributor inventories as compared to the prior reporting period after applying the associated reserve for future credits and returns.
(5)	This amount reflects the change in the revenue reserve for future returns and credits. The balance as of July 3, 2015 is $6.2 million.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Revenue (1)	$130,663	$112,364	$370,412	$304,345
Cost of revenue (5)	70,879	62,150	202,420	191,546

Gross profit	59,784	50,214	167,992	112,799

Operating expenses:
Research and development	21,611	20,810	62,146	53,587
Selling, general and administrative (3)	27,428	22,065	82,254	65,952
Restructuring charges	558	—	971	15,725

Total operating expenses	49,597	42,875	145,371	135,264

Income (loss) from operations	10,187	7,339	22,621	(22,465)

Other income (expense):
Warrant liability income (expense) (2)	546	(2,782)	(15,671)	(5,566)
Interest expense	(4,505)	(5,625)	(13,952)	(7,833)
Other income	3,775	1,354	2,774	2,441

Total other expense	(184)	(7,053)	(26,849)	(10,958)

Income (loss) before income taxes	10,003	286	(4,228)	(33,423)
Income tax provision (benefit)	1,976	(897)	1,589	(8,168)

Income (loss) from continuing operations	8,027	1,183	(5,817)	(25,255)
Loss from discontinued operations	—	—	—	(4,605)

Net income (loss) (1)	$8,027	$1,183	$(5,817)	$(29,860)

(1)	Includes revenue of ($1.3) million and $17.5 million for the three and nine months ended July 3, 2015, respectively, recognized in connection with a change in estimate related to distribution revenue recognition. See “Critical Accounting Polices and Estimates—Revenue Recognition” above.
(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Includes transaction expenses of $0.1 million and $4.2 million in the three and nine months ended July 3, 2015, respectively, and $4.7 million in the nine months ended July 4, 2014, respectively. Includes litigation costs of $0.6 million in the three and nine months ended July 3, 2015, respectively, and $1.8 million and $3.2 million in the three and nine months ended July 4, 2014, respectively.
(4)	Includes $4.0 million from proceeds related to a litigation settlement during the three and nine months ended July 3, 2015.
(5)	Includes approximately $2.3 million and $6.3 million for costs for step-up in valuation of acquired inventory to fair value in the three and nine months ended July 3, 2015, respectively, and $18.1 million for costs for step-up in valuation of acquired inventory to fair value in the nine months ended July 4, 2014, respectively.

Amortization expense related to intangible assets arising from acquisitions and amortization of deferred financing costs recorded as interest expense included in our consolidated statements of operations is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Amortization expense:
Cost of revenue	$6,932	$6,270	$19,638	$14,292
Selling, general and administrative	3,201	505	7,350	1,374
Share-based compensation expense:
Cost of revenue	477	646	1,372	1,355
Research and development	1,272	893	3,399	2,105
Selling, general and administrative	2,904	1,851	9,010	5,065
Amortization of deferred financing costs—interest expense	405	2,402	1,247	2,640

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.2	55.3	54.6	62.9

Gross profit	45.8	44.7	45.4	37.1

Operating expenses:
Research and development	16.5	18.5	16.8	17.6
Selling, general and administrative	21.0	19.6	22.2	21.7
Restructuring charges	0.4	—	0.3	5.2

Total operating expenses	38.0	38.2	39.2	44.4

Income (loss) from operations	7.8	6.5	6.1	(7.4)

Other income (expense):
Warrant liability income (expense)	0.4	(2.5)	(4.2)	(1.8)
Interest expense	(3.4)	(5.0)	(3.8)	(2.6)
Other income	2.9	1.2	0.7	0.8

Total other expense	(0.1)	(6.3)	(7.2)	(3.6)

Income (loss) before income taxes	7.7	0.3	(1.1)	(11.0)
Income tax provision (benefit)	1.5	(0.8)	0.4	(2.7)

Income (loss) from continuing operations	6.1	1.1	(1.6)	(8.3)
Income (loss) from discontinued operations	—	—	—	(1.5)

Net income (loss)	6.1%	1.1%	(1.6)%	(9.8)%

Comparison of the Three and Nine Months Ended July 3, 2015 to the Three and Nine Months Ended July 4, 2014

Revenue. Our revenue increased $18.3 million, or 16.3%, to $130.7 million for the three months ended July 3, 2015, from $112.4 million for the three months ended July 4, 2014. Our revenue increased $66.1 million, or 21.7%, to $370.4 million for the nine months ended July 3, 2015, from $304.3 million for the nine months ended July 4, 2014. The increase in revenue in the 2015 periods are described in the following paragraphs by end markets.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 3, 2015	July 4, 2014	% Change	July 3, 2015	July 4, 2014	% Change
Networks	$74,061	$53,828	37.6%	$194,654	$127,456	52.7%
A&D	20,322	22,168	(8.3)%	64,635	66,518	(2.8)%
Automotive	21,605	18,903	14.3%	62,367	60,374	3.3%
Multi-market	14,675	17,465	(16.0)%	48,756	49,997	(2.5)%

Total	$130,663	$112,364		$370,412	$304,345

Networks	56.7%	47.9%		52.6%	41.9%
A&D	15.6%	19.7%		17.4%	21.9%
Automotive	16.5%	16.8%		16.8%	19.8%
Multi-market	11.2%	15.5%		13.2%	16.4%

Total	100.0%	100.0%		100.0%	100.0%

For the three and nine months ended July 3, 2015, the table above includes a decrease of $1.3 million in revenue and an increase of $17.5 million in revenue, respectively, recognized in connection with a change in estimate related to distribution revenue recognition. These amounts include a decrease of $0.3 million and $7.1 million related to Networks, $0.3 million and $5.4 million to A&D and a decrease of $1.3 million and $5.0 million to Multi-market, respectively. See “Critical Accounting Polices and Estimates—Revenue Recognition” above.

In the three months ended July 3, 2015, our Networks market revenue increased by $20.2 million, or 37.6%, compared to the three months ended July 4, 2014. In the nine months ended July 3, 2015, our Networks market revenue increased by $67.2 million, or 52.7%, compared to the nine months ended July 4, 2014. The increase in revenue during the three and nine months ended July 3, 2015, was primarily related to increased sales of our products addressing carrier infrastructure, fiber to the home access networks, physical media devices, crosspoint switches, chipsets for broadcast video and photonic semiconductor products from our Mindspeed and BinOptics acquisitions, as well as increased sales of our other products targeting optical applications, offset by weakness in our products targeting wired broadband.

In the three months ended July 3, 2015, our A&D market revenue decreased by $1.8 million, or 8.3%, compared to the three months ended July 4, 2014. In the nine months ended July 3, 2015, our A&D market revenue decreased $1.9 million, or 2.8%, compared to the nine months ended July 4, 2014. The decrease in revenue for the three months ended July 3, 2015 compared to the three months ended July 4, 2014, was primarily due to lower demand for our products targeting radar applications. The decrease in revenue for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014, was primarily due to lower demand of our products targeting radar applications as well as reduced demand for our products targeting satellite communications.

In the three months ended July 3, 2015, our Automotive revenues increased by $2.7 million, or 14.3%, compared to the three months ended July 4, 2014. In the nine months ended July 3, 2015, our Automotive revenues increased by $2.0 million, or 3.3%, compared to the nine months ended July 4, 2014. The changes in revenue for the 2015 periods were attributable to normal levels of fluctuation in demand by our largest automotive customer of our GPS modules.

In the three months ended July 3, 2015, our Multi-market revenues decreased by $2.8 million, or 16.0%, compared to the three months ended July 4, 2014. In the nine months ended July 3, 2015, our Multi-market revenues decreased by $1.2 million, or 2.5%, compared to the nine months ended July 4, 2014. The decrease in revenue for the three months ended July 3, 2015, as compared to the three months ended July 4, 2014, was primarily due to lower general market demand for catalog products partially offset by the revenue recognition impact related to the change in accounting method during the first quarter of fiscal 2015. The decrease in revenue for the nine months ended July 3, 2015, as compared to the nine months ended July 4, 2014, was primarily due to lower general market demand for catalog products which was partially offset by the revenue adjustment related to the change in estimate during the first quarter of fiscal 2015.

Gross profit. Gross profit was 45.8% and 45.4% for the three and nine months ended July 3, 2015, and 44.7% and 37.1%, respectively, for the three and nine months ended July 4, 2014. Gross profit during the three and nine months ended July 3, 2015, was positively impacted by a favorable product mix with increased sales of higher gross profit products, offset by the negative impact of the step-up in fair value of inventory related to the Mindspeed and BinOptics Acquisitions, as well as, increased amortization expense related to intangible assets acquired.

Research and development. R&D expense increased by $0.8 million, or 3.8%, to $21.6 million, or 16.5% of our revenue, for the three months ended July 3, 2015, compared with $20.8 million, or 18.5% of our revenue, for the three months ended July 4, 2014. R&D expense increased by $8.6 million, or 16.0%, to $62.1 million, or 16.8% of our revenue, for the nine months ended July 3, 2015, compared with $53.6 million, or 17.6% of our revenue, for the nine months ended July 4, 2014. R&D expense increased in the 2015 periods primarily as a result of research and development activities related to acquired businesses as well as from increases in personnel.

Selling, general and administrative. SG&A expense increased by $5.4 million, or 24.3%, to $27.4 million, or 21.0% of our revenue, for the three months ended July 3, 2015, compared with $22.1 million, or 19.6% of our revenue, for the three months ended July 4, 2014. SG&A expense increased $16.3 million, or 24.7%, to $82.3 million, or 22.2% of our revenue, for the nine months ended July 3, 2015, compared with $66.0 million, or 21.7% of our revenue, for the nine months ended July 4, 2014. SG&A expenses increased in the 2015 periods primarily due to acquisition and integration costs related to acquired businesses, increased compensation and increased litigation costs.

Restructuring charges. Restructuring charges totaled $0.6 and $0.9 million for the three and nine months ended July 3, 2015, compared to charges of $15.7 million for the nine months ended July 4, 2014. The fiscal year 2014 restructuring charges were related to payments associated with Mindspeed employment agreements, as well as costs associated with a reduction of Mindspeed and Nitronex staffing subsequent to the acquisitions of these businesses, and related severance and benefits.

Income (loss) from operations. Income from operations increased by $2.8 million to $10.2 million, or 7.8% of our revenue, for the three months ended July 3, 2015, compared with $7.3 million, or 6.5% of our revenue, for the three months ended July 4, 2014. Income from operations of $22.6 million, or 6.1% of our revenue, for the nine months ended July 3, 2015, compared with loss of $22.5 million, or 7.4% of our revenue, for the nine months ended July 4, 2014.

Warrant liability. The warrant liability resulted in a credit of $0.5 million for the three months ended July 3, 2015, compared to an expense of $2.8 million for the three months ended July 4, 2014. The warrant liability resulted in an expense of $15.7 million for the nine months ended July 3, 2015, compared to an expense of $5.6 million for the nine months ended July 4, 2014. The changes relate to the changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Interest expense. Interest expense was $4.5 million and $5.6 million for the three months ended July 3, 2015 and July 4, 2014, respectively. Interest expense was $14.0 million and $7.8 million for the nine months ended July 3, 2015 and July 4, 2014, respectively. The increase in interest expense in the nine months ended July 3, 2015 was due to increased borrowings outstanding under our Credit Agreement at higher interest rates. The borrowings were primarily utilized to fund our Mindspeed, Nitronex and BinOptics Acquisitions.

Other income (expense). Other income or expense was $3.8 million of other income and $1.4 million of other income for the three months ended July 3, 2015 and July 4, 2014, respectively. Other income or expense was $2.8 million of other expense and $2.4 million of other income for the nine months ended July 3, 2015 and July 4, 2014, respectively. In fiscal 2014, we completed the sale of our CPE communications processor product line of Mindspeed which included a contingent consideration of $2.0 million based on certain revenue-related milestones. These milestones were verified and income recorded during the nine months ended July 3, 2015. The three and nine months ended July 3, 2015, included $3.5 million of other expense related to an minority equity investment impairment and $4.0 million of other income related to a litigation settlement. Other income in the three and nine months ended July 4, 2014, consists of income from transition services performed in relation to divested businesses.

Provision for income taxes. Income tax expense was $2.0 million for the three months ended July 3, 2015, compared to a benefit of $0.9 million for the three months ended July 4, 2014. Income tax expense was $1.6 million for the nine months ended July 3, 2015, compared to a benefit of $8.2 million for the nine months ended July 4, 2014. Income tax expense in the three and nine months ended July 3, 2015 was impacted by a non-taxable discrete income of $0.5 million and a non-deductible discrete loss of $15.7 million, respectively, for changes in fair market values of the stock warrant liability.

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and nine months ended July 3, 2015 and July 4, 2014, was primarily impacted by changes in fair values of the stock warrant liability which are not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates and non-deductible compensation, offset by U.S. state income taxes. For the nine months ended July 3, 2015, the rate was also impacted by non-deductible merger expenses resulting from the BinOptics Acquisition.

At the closing of the BinOptics Acquisition, BinOptics had, on a preliminary basis, federal net operating loss (NOL) carryforwards of approximately $44.0 million, which expire at various dates through 2034, and federal research and development tax credit carryforwards of $1.5 million. Although both the NOL and tax credit carryforwards are subject to change-in-control limitations within the Internal Revenue Code, we believe the limitation will not cause any of the carryforwards to expire unutilized. The aggregate net deferred income tax liability acquired in the BinOptics Acquisition is estimated to be $34.5 million, with includes a net deferred income tax asset of $16.9 million relating to NOL and tax credit carryforwards, and a net deferred income tax liability of $51.4 million related to the difference between the book and tax bases of the intangible and other assets acquired in the acquisition.

Liquidity and Capital Resources

Cash Flow from Operating Activities:

Our cash flow from operating activities consists of net loss for the period, adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operations was $28.2 million in the nine months ended July 3, 2015, of which the principal components were a net loss of $5.8 million, plus non-cash expenses of $86.2 million including depreciation and amortization of $38.7 million, and cash decreases from operating assets and liabilities of $52.2 million.

Cash used by operating assets and liabilities in the nine months ended July 3, 2015 was primarily driven by a use of cash of $16.9 million related to deferred revenue primarily related to a change in estimate related to revenue recognition during the first quarter of fiscal 2015. This was partially offset by substantially lower income taxes related to the utilization of our available NOL carry-forwards reducing our income tax payable liability. We expect that our income tax payable liability will continue to be insignificant until our NOLs are used in total. Accounts receivable used $7.0 million of cash during the nine months ended July 3, 2015 while inventories provided cash of $1.4 million, offset by accounts payable, accrued liabilities and other that used cash of $18.1 million and prepaid compensation related to the BinOptics Acquisition that used cash of $14.6 million. With the exception of the cash used for prepaid compensation related to the BinOptics Acquisition, these changes in working capital reflect normal fluctuations relative to the timing and nature of the transactions.

Cash provided by operating activities in the nine months of fiscal 2014 was $9.7 million which was largely driven by a net loss of $29.9 million, plus non-cash expenses of $47.7 million, and cash decreases from operating assets and liabilities of $8.2 million. The change in operating assets and liabilities included cash provided by accounts receivable of $1.3 million, cash used in inventory of $6.2 million and income taxes of $3.7 million, as well as a net decrease in accounts payable, accrued liabilities and other of $5.1 million, driven by the Mindspeed Acquisition and other normal fluctuations in working capital requirements.

Cash Flow from Investing Activities:

Our cash flow used by investing activities consists primarily of cash paid for acquisitions, capital expenditures and the acquisition of intellectual property, as well as other strategic investments. Cash used in investing activities was $242.1 million in the nine months ended July 3, 2015, which consisted of net business acquisition expenditures of $208.4 million for the BinOptics Acquisition, $32.5 million of purchases of property and capital equipment, including renovation of leased facilities and purchases of production and manufacturing equipment, tooling, engineering equipment and software tools including $8.3 million related to purchase of our headquarters and fabrication facility in Lowell, Massachusetts, as well as $2.5 million of intellectual property acquired, $0.2 million of strategic investments and $1.5 million in net proceeds from the sale of an equity investment.

Cash Flow from Financing Activities:

Cash from financing activities was $121.1 million in the nine months ended July 3, 2015, driven primarily by net proceeds from our February 2015 common stock offering totaling $127.7 million. We received proceeds of $100.0 million from our Revolving Facility, which was subsequently repaid during the period. Proceeds from stock option exercises and employee stock plans totaled $5.3 million. We made $2.6 million in payments of long term debt as well as $1.4 million in lease payments. Repurchases of common stock related to minimum tax withholding payments for employee share-based awards totaled $7.9 million during the period.

On February 5, 2015, we completed a public offering of 7,800,000 shares of common stock at a price of $30.00 per share, of which 4,500,000 shares were newly-issued shares sold by MACOM and 3,300,000 shares were previously outstanding shares held by affiliates of John Ocampo, MACOM’s Chairman of the Board and majority stockholder prior to the offering, as well as certain funds affiliated with Summit Partners, L.P. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from shares sold by MACOM in this offering were approximately $127.7 million. We used $100.0 million of the net proceeds we received in this offering to repay outstanding borrowings under our revolving credit facility, and we expect to use the remainder of the net proceeds for general corporate purposes. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

On May 8, 2014, we refinanced our outstanding indebtedness under our prior revolving credit facility (Prior Facility) and discharged our obligations thereunder by entering into a credit agreement (Credit Agreement) with Goldman Sachs Bank USA and a syndicate of lenders. Concurrent with the execution of the Credit Agreement, we terminated the Prior Facility and repaid the outstanding $245.0 million principal and interest due through draws on the Credit Agreement. The Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of initially $100.0 million, which matures in May 2019 (Revolving Facility). In February 2015, the Company executed an amendment to the Credit Agreement that increased our available borrowing capacity under the Revolving Facility to $130.0 million. The Term Loans were issued with an original issue discount (OID) of 0.75%, which is being amortized over the term of the Term Loans using the straight line method, which approximates the effective interest rate method. Borrowings under both the Term Loans and the Revolving Facility bear interest at variable rates payable quarterly. The Term Loans are payable in quarterly principal installments of 0.25% of the Term Loans on the last business day of each calendar quarter, with the remainder due on the maturity date.

The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of July 3, 2015, we were in compliance with all financial and non-financial covenants under the Credit Agreement and we had $346.5 million of outstanding Term Loan borrowings under the Credit Agreement and $130.0 million of borrowing capacity under our Revolving Facility.

In July 2013, we announced that we had licensed GaN process technology from GCS and would be installing such process technology at our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees, and other related costs and expenses. We have a long-term technology licensing and transfer commitment that calls for remaining potential payments by us, as of July 3, 2015, of up to $0.8 million through July 2016.

Liquidity

As of July 3, 2015, we held $80.7 million of cash and cash equivalents, all deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 3, 2015, cash held by our foreign subsidiaries was $20.8 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

We did not have any off-balance sheet arrangements as of July 3, 2015.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of July 3, 2015, we had $346.5 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.5 million.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. We acquired BinOptics in the nine months ended July 3, 2015. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of BinOptics. BinOptics represented 29% of our total assets and 15% and 11% of our revenue as of and for the three and nine months ended July 3, 2015.

During the course of such evaluation, we identified deficiencies related to the purchase accounting and reporting of the BinOptics acquisition including an error in the Cash Flow presentation of the employee retention provisions of the BinOptics Agreement and Plan of Merger (reclassification from Investing activities – Acquisitions to Cash Flow from Operations – Prepaid Compensation), as well as other adjustments related to the initial purchase price allocation disclosed in Note 2 of the financial statements. While not material to the overall financial statements, the accumulation of deficiencies led us to conclude that we had a material weakness in acquisition-related accounting and reporting which means our disclosure controls and procedures related to acquisition-related accounting and reporting were ineffective during the nine months ended July 3, 2015. We are actively remediating these deficiencies and expect them to be fully remediated during the upcoming fourth quarter.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended July 3, 2015.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, the plaintiff filed a first amended complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleges, among other things, that Mr. Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or MACOM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. The lawsuit is currently in the early stages of litigation. We intend to defend the lawsuit vigorously.

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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results and related expectations for future periods. In addition, if our operating results in any period do not meet our publicly stated guidance, if any, or the expectations of investors or securities analysts, our stock price may decline. Similarly, any publicly stated guidance we provide in the future may itself fail to meet the expectations of investors or securities analysts and our stock price may decline as a result.

If our primary markets decline or fail to grow, our revenue and profitability may suffer.

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D, Automotive and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in export controls or other regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, we believe that the rollout of fiber-to-the-home network technology and other new network technology developments in China and other geographies will be an important factor in our future growth. If any such expected rollout fails to occur, occurs more slowly than we expect or does not result in the amount or type of new business for MACOM we anticipate, purchases of our products intended to address the affected markets may be reduced or not occur, which may materially and adversely affect our business, financial condition, results of operations and prospects. Our sales to Ford, which accounted for 17.0% of our revenue for nine months ended July 3, 2015 and substantially all of the revenue in our Automotive market, are dependent upon the health of the automotive industry, Ford’s ability to maintain or grow its market share, Ford’s continuing to source parts from us for its current platforms, lack of success by potential competitors in displacing us and Ford’s continuing to design our products into its automotive platforms as they evolve, none of which are assured.

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

In the nine months ended July 3, 2015, sales to three of our customers accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 60% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our results of operations.

Our investment in research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $62.2 million for the nine months ended July 3, 2015. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if or when the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. In July 2013, we announced that we had licensed 0.5, 0.25 and 0.15 micron GaN process technology from Global Communications Semiconductors, LLC (GCS) and would be installing such process technology to our Lowell, Massachusetts manufacturing facility. This installation effort is expected to be a multi-year process and to involve tens of millions of dollars of investment in capital equipment, license fees and other related costs and expenses. We have in the past and may in the future experience unexpected difficulties, expenses, or delays in installing and qualifying our GaN technology, and ultimately, may not be successful in our efforts, may not realize the competitive advantage we anticipate from the license and porting effort, and may not realize customer demand for the GaN technology that meets our expectations following the installation effort, any of which could lead to reduced revenues and gross margin or otherwise harm our business. Similarly, following the Nitronex Acquisition we have announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, opportunity for strategic partnerships and licensing programs, market applicability and potential positive impact on our market share of another type of GaN technology called GaN-on-Silicon, which is a focus of Nitronex’s business. We have in the past and may in the future experience unexpected difficulties, expenses or delays in driving the performance, qualification, licensing arrangements, scale manufacturing, decreased manufacturing cost structure, productization or customer adoption of GaN of any type that we are targeting, and ultimately may not be successful in our efforts, may not realize the competitive advantage or revenues or profits we anticipate from this technology, any of which could lead to higher research and development expense, lower than expected revenues, gross margin and reduce profitability or may otherwise harm our business or reduce the price of our common stock.

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

In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them, and we may lose all or part of our investment. For example, in May 2015 we received notice that a private company in which we held a minority equity investment was sold to a third party, and that the proceeds we would receive at closing would be less than the carrying value previously reported in our consolidated financial statements. We wrote down the investment to the estimated net proceeds we would receive from the sale, and recorded a charge of $3.5 million to other income (expense) resulting in an increase of our previously reported net loss per diluted share for the three and six months ended April 3, 2015, respectively. In the event we undertake divestments, we may suffer from associated management distraction, damaged customer relationships, failure to realize the perceived strategic, or financial merits of the divestment, or we may incur material indemnity liabilities to the purchaser. Further, the investments may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimate or do not discover in the course of performing our due diligence investigation of the investment. We may not have recourse under the transaction documents to recover any damages relating to potential liabilities.

We face risks associated with our proposed divestment of our Automotive business.

In July 2015, we announced our entry into an agreement to divest our Automotive business. The proposed Automotive divestment has yet to close, and is subject to numerous regulatory and other closing conditions. We may not be able to close the Automotive divestment at the time we plan to, or at all. If we do close the sale, we may not realize its expected benefits, and may be subject to indemnity or other liability claims from the buyer in the future. If we do not close the sale, we will not obtain the benefits we anticipate from the sale, and will likely achieve a lower gross margin and growth rate than anticipated.

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

We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to qualified engineers. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us, and has in the past and could in the future, damage our business relationship with these parties. For example, in June 2015 NXP B.V. filed a lawsuit against us alleging, among other things, that by hiring away certain of its employees we breached a non-disclosure agreement we had signed as part of our participation in a private equity-backed consortium in the early stages of bidding on a proposed divestiture of NXP’s RF power amplifier business. The lawsuit seeks, among other things, an injunction barring us from hiring additional NXP employees and limiting the scope of our employment of persons we have already hired. None of our senior management team is contractually bound to remain with us for a specified period, and we generally do not maintain key person life insurance covering our senior management. The loss of any member of our senior management team could strengthen a competitor or harm our ability to implement our business strategy.

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

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 20% of our revenue in nine months ended July 3, 2015, and sales to our largest distributor, Richardson, represented 15% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.

We own and operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts, and operate a semiconductor wafer processing and manufacturing facility at our Ithaca, New York site. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California, Nashua, New Hampshire and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

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

Sales to customers located outside the U.S. accounted for 52% of our revenue for the nine months ended July 3, 2015. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

As of July 3, 2015, we have a term loan outstanding of $346.5 million and a revolving credit facility with $130.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

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

Our credit facility also contains certain restrictive covenants that may limit or eliminate our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments and loans, make acquisitions, guarantee debt or obligations, create liens, enter into transactions with our affiliates, enter into new lines of business and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to withstand downturns in our business or the economy in general or to take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that are not subject to such restrictions. If we breach a loan covenant, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the credit facility. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our subsidiaries securing the facility, which could materially decrease the value of our common stock.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Although we currently do not have reason to believe that any of our net operating loss carryforwards will expire unutilized, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three year period. We may experience such an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be limited, resulting in higher than anticipated taxes payable and lower than expected net income and earnings per share.

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

Pursuant to the Jumpstart Our Business Startups Act (JOBS Act), as an emerging growth company, we may elected to take advantage of an extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can delay adoption of the standard until it applies to private companies. This may make a comparison of our financial statements with any other public company that is not an emerging growth company difficult, as they may be applying different standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could decline.

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

Our management and independent auditors have identified a material weakness in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

As disclosed in Item 4 of Part I of this Quarterly Report on Form 10-Q, our management and our independent auditors identified a material weakness in our internal control over financial reporting related to our purchase accounting controls. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this Quarterly Report on Form 10-Q.

We are actively engaged in developing a remediation plan designed to address this material weakness. If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are required to evaluate, report on, and be audited regarding the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse outcomes from this evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and we expect that at the end of our fiscal year 2015 our independent registered public accounting firm will be required to audit and report on the effectiveness of our internal control over financial reporting for the first time because we will no longer be an “emerging growth company” as defined in the JOBS Act. Our report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If our management identifies one or more material weaknesses in our internal control over financial reporting during this process, we will be unable to assert such internal control is effective. We are currently working with internal personnel and a consulting firm on the documentation and testing efforts intended to ensure that our internal control over financial reporting is documented, designed and operating in an effective manner. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our internal control over financial reporting. If, despite these efforts, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm issues an adverse report or is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. We cannot assure you that we will not have deficiencies or weaknesses in our internal control over financial reporting in the future.

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

Our largest stockholders control a significant amount of our outstanding common stock. As of July 3, 2015, John and Susan Ocampo beneficially owned 43.1% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 14.3% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 4, 2015—May 1, 2015	4,479	$28.28	—	—
May 2, 2015—May 29, 2015	1,388	35.14	—	—
May 30, 2015—July 3, 2015	508	39.33	—	—

	6,375	$30.65	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, outside of a publicly-announced repurchase plan, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and M/A-COM Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1*	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan.

10.2	Consulting Agreement, dated July 16, 2015, among M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.3	Agreement of Purchase and Sale, dated June 17, 2015, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2015).

10.4*	Form of Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2015).

10.5*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2015).

10.6*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan, as amended and restated on April 22, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 12, 2015	By:	/s/John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2015	By:	/s/Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and M/A-COM Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1*	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan.

10.2	Consulting Agreement, dated July 16, 2015, among M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.3	Agreement of Purchase and Sale, dated June 17, 2015, between Cobham Properties, Inc. and M/A-COM Technology Solutions Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2015).

10.4*	Form of Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2015).

10.5*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2015).

10.6*	M/A-COM Technology Solutions Holdings, Inc. Change in Control Plan, as amended and restated on April 22, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.