Form 10-Q
period 2016-01-01
M/A-COM Technology Solutions Holdings, Inc.
filed 2016-01-27
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016

or

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

As of January 21, 2016, there were 53,096,965 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	January 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,808	$122,312
Short term investments	29,754	39,557
Accounts receivable, net	92,524	83,950
Inventories	100,999	79,943
Deferred income taxes	31,431	31,431
Prepaid and other current assets	26,890	27,026

Total current assets	$329,406	$384,219
Property and equipment, net	94,439	83,759
Goodwill	114,557	93,346
Intangible assets, net	298,026	243,666
Deferred income taxes	49,619	48,239
Other long-term assets	12,402	13,022

TOTAL ASSETS	$898,449	$866,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,486	$4,058
Accounts payable	32,779	29,311
Accrued liabilities	43,479	37,599
Income taxes payable	25	508

Total current liabilities	$80,769	$71,476
Long-term debt	342,151	340,504
Warrant liability	36,700	21,822
Deferred income taxes	12,780	—
Other long-term liabilities	7,397	7,916

Total liabilities	$479,797	$441,718

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	53	53
Accumulated other comprehensive loss	(2,449)	(2,279)
Additional paid-in capital	535,871	526,011
Treasury stock, at cost	(330)	(330)
Accumulated deficit	(114,493)	(98,922)

Total stockholders’ equity	$418,652	$424,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$898,449	$866,251

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	$115,774	$96,556
Cost of revenue	55,456	49,137

Gross profit	60,318	47,419

Operating expenses:
Research and development	25,322	18,782
Selling, general and administrative	34,686	25,228
Restructuring charges	157	—

Total operating expenses	60,165	44,010

Income from operations	153	3,409

Other income (expense)
Warrant liability expense	(14,878)	(10,608)
Interest expense, net	(4,346)	(4,723)
Other income	100	375

Total other expense, net	(19,124)	(14,956)

Loss before income taxes	(18,971)	(11,547)
Income tax benefit	(2,201)	(1,584)

Loss from continuing operations	(16,770)	(9,963)
Income from discontinued operations	1,199	3,657

Net loss	$(15,571)	$(6,306)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.32)	$(0.21)
Income from discontinued operations	0.02	0.08

Loss per share - basic	$(0.29)	$(0.13)

Diluted loss per share:
Loss from continuing operations	$(0.32)	$(0.21)
Income from discontinued operations	0.02	0.08

Loss per share - diluted	$(0.29)	$(0.13)

Shares used:
Basic	53,015	47,606

Diluted	53,015	47,606

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	January 1, 2016	January 2, 2015
Net loss	$(15,571)	$(6,306)
Unrealized loss on short term investments, net of tax	(61)	—
Foreign currency translation (loss) gain, net of tax	(109)	207

Other comprehensive (loss) income	(170)	207

Total comprehensive loss	$(15,741)	$(6,099)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at October 2, 2015	52,958	$53	23	$(330)	$(2,279)	$526,011	$(98,922)	$424,533
Stock options exercises	74					840		840
Vesting of restricted common stock and units	26							—
Issuance of common stock pursuant to employee stock purchase plan	72					1,977		1,977
Shares repurchased for stock withholdings on restricted stock awards	(9)					(339)		(339)
Share-based and other incentive compensation						7,382		7,382
Other comprehensive income					(170)			(170)
Net loss							(15,571)	(15,571)

Balance at January 1, 2016	53,121	$53	23	$(330)	$(2,449)	$535,871	$(114,493)	$418,652

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 1, 2016	January 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,571)	$(6,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisitions):
Depreciation and intangibles amortization	15,893	10,276
Stock-based and other non-cash incentive compensation	7,382	3,159
Warrant liability expense	14,878	10,608
Acquired inventory step-up amortization	(394)	667
Deferred financing cost amortization	405	439
Prepaid compensation amortization	2,634	638
Deferred income taxes	(1,548)	504
Other adjustments, net	84	63
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,409)	6,553
Inventories	(3,827)	1,597
Prepaid expenses and other assets	(608)	1,735
Accounts payable	(266)	(3,424)
Accrued and other liabilities	(1,512)	(6,941)
Income taxes	(627)	(463)
Prepaid compensation	—	(14,586)
Deferred revenue	—	(17,039)

Net cash provided by (used in) operating activities	15,514	(12,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(85,517)	(208,467)
Purchases of property and equipment	(6,230)	(2,956)
Sales of investments	9,543	—
Acquisition of intellectual property	(476)	(1,056)

Net cash used in investing activities	(82,680)	(212,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	100,000
Proceeds from stock option exercises and employee stock purchases	2,817	1,732
Payments on notes payable	(875)	(875)
Payment of assumed debt	(8,731)	(1,081)
Repurchase of common stock	(339)	(337)

Net cash provided by (used in) financing activities	(7,128)	99,439

Foreign currency effect on cash	(210)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(74,504)	(125,560)
CASH AND CASH EQUIVALENTS — Beginning of period	$122,312	$173,895

CASH AND CASH EQUIVALENTS — End of period	$47,808	$48,335

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive income and condensed consolidated statements of cash flows of M/A-COM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at October 2, 2015 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our October 2, 2015 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended October 2, filed with the SEC on November 24, 2015. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended October 2, 2015.

Immaterial Restatement—As disclosed in our Quarterly Report on Form 10-Q for the three and nine months ended July 3, 2015, we identified certain items that were incorrectly classified as Acquisition of a business cash outflows related to the BinOptics Acquisition in the Investing activities section of our statement of cash flows for the three months ended January 2, 2015. The most significant item was an escrow payment of $14.6 million associated with acquired employee retention which was incorrectly classified as an investing activity instead of an operating activity in our statement of cash flows for the three months ended January 2, 2015. Our statement of cash flows for the three months ended January 2, 2015 has been restated to correct this error. The effect of this restatement is outlined below:

	Three Months Ended January 2, 2015
	As reported	Adjustment	As adjusted
Net cash provided by (used in) operating activities	$2,083	$(14,603)	$(12,520)
Net cash used in investing activities	$(227,082)	$14,603	$(212,479)

For additional information related to this and other acquisition related items refer to Note 3 - Acquisitions included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

Principles of Consolidation—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period financial statement amounts, including Automotive business discontinued operations, have been adjusted to conform to current reported presentation.

We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2016 and 2015 include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in our fiscal years in the first quarter.

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

Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the notes to our October 2, 2015 consolidated financial statements, which were included in our Annual Report on Form 10-K.

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. ACQUISITIONS

Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest Acquisition”) a Japan-based merchant market component supplier of optical sub-assemblies. We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including net cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. For the three months ended January 1, 2016, we recorded transaction costs of $2.6 million as selling, general and administrative expense related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.

We recognize the FiBest assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for FiBest is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which will be tax deductible.

We expect to finalize our allocation of purchase price during calendar year 2016. The preliminary allocation of purchase price as of January 1, 2016, is as follows (in thousands):

Preliminary Allocation
Current assets	$10,850
Intangible assets	45,650
Other assets	3,334

Total assets acquired	59,834

Liabilities assumed:
Debt	11,627
Deferred income taxes	12,932
Other liabilities	3,968

Total liabilities assumed	28,527

Net assets acquired	31,307

Consideration:
Cash paid upon closing, net of cash acquired	47,517

Goodwill	$16,210

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$9,400	7
Customer relationships	36,250	10

	$45,650

The overall weighted-average life of the identified intangible assets acquired in the FiBest Acquisition is estimated to be 9.4 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion including the areas of taxation and certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.

The following is a summary of FiBest revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for three months ended January 1, 2016 (in thousands):

Three Months Ended January 1, 2016
Revenue	$2,670
Loss before income taxes	(811)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 1, 2016 and January 2, 2015, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 3, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect the transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	$123,400	$103,888
Net loss	(15,127)	(9,833)

Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics Acquisition”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments. We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the three months ended January 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.

We are recognizing the Metelic’s assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Metelics is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which will be tax deductible due to a 338 (h) (10) election.

We expect to finalize our allocation of purchase price during calendar year 2016. The preliminary allocation of purchase price as of January 1, 2016, is as follows (in thousands):

Preliminary Allocation
Current assets	$15,250
Intangible assets	19,700
Other assets	6,249

Total assets acquired	41,199

Liabilities assumed:
Other liabilities	7,401

Total liabilities assumed	7,401

Net assets acquired	33,798

Consideration:
Cash paid upon closing, net of cash acquired	38,000

Goodwill	$4,202

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$1,000	7
Customer relationships	18,700	10

	$19,700

The overall weighted-average life of the identified intangible assets acquired in the Metelics Acquisition is estimated to be 9.8 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.

The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.

The following is a summary of Metelics revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the three months ended January 1, 2016 (in thousands):

Three Months Ended January 1, 2016
Revenue	$1,907
Loss before income taxes	(46)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 1, 2016 and January 2, 2015, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 3, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	$124,610	$107,384
Net loss	(15,583)	(7,207)

Acquisition of BinOptics Corporation—On December 15, 2014, we completed the acquisition of BinOptics Corporation (“BinOptics Acquisition “) a supplier of high-performance photonic semiconductor products. In accordance with the related agreement and plan of merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $208.4 million in cash. In addition we paid $14.6 million as part of a related retention escrow agreement designed to retain certain BinOptics employees. This $14.6 million was included in the terms of the purchase agreement and has been accounted for as a post-closing prepaid expense. We funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under our existing Revolving Facility. For the three months ended January 2, 2015, we recorded transaction costs of $4.6 million related to the BinOptics Acquisition.

The BinOptics Acquisition was accounted for as a stock purchase and the operations of BinOptics have been included in our consolidated financial statements since the date of acquisition.

We have recognized BinOptics’ assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for BinOptics has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible.

The Company finalized its allocation of purchase price during the first quarter of fiscal year 2016. The final allocation of purchase price as of January 1, 2016, is as follows (in thousands):

	October 2, 2015 Allocation	Allocation Adjustments	January 1, 2016 Adjusted Allocation
Current assets	$23,674	$(1,100)	$22,574
Intangible assets	136,900	400	137,300
Other assets	9,194	—	9,194

Total assets acquired	169,768	(700)	169,068

Liabilities assumed:
Debt	2,535	—	2,535
Deferred income taxes	33,345	99	33,444
Other liabilities	13,106	—	13,106

Total liabilities assumed	48,986	99	49,085

Net assets acquired	120,782	(799)	119,983

Consideration:
Cash paid upon closing, net of cash acquired	208,352	—	208,352

Goodwill	$87,570	$799	$88,369

The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$17,500	7
Customer relationships	119,800	10

	$137,300

The overall weighted-average life of the identified intangible assets acquired in the BinOptics Acquisition is estimated to be 9.6 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 2, 2015, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying our accounting policies and adjusting the results of BinOptics to reflect the transaction costs, retention compensation expense, the impact of the step-up to the value of the acquired inventory, as well as additional intangible amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied and incurred since September 28, 2013. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Three Months Ended January 2, 2015
Revenue	$104,387
Net loss	(11,387)

3. DISCONTINUED OPERATIONS

In August 2015, we sold our Automotive business to Autoliv ASP Inc as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing, subject to customary working capital and other adjustments, $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through 2019. Additionally, we entered into a Consulting Agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash.

During fiscal year 2015, we recorded a pre-tax gain on the sale of the Automotive business of $61.8 million based on the $82.1 million received at closing on August 17, 2015 as described above. The remainder of the consideration to be received from Autoliv, if any, including any amounts related to the consulting agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable over the next several years.

The accompanying consolidated statement of operations includes the following operating results related to these divested businesses (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	$—	$18,308
Cost of revenue	—	11,526

Gross profit	—	6,782
Operating expenses:
Research and development	—	692
Selling, general and administrative	—	371
Restructuring charges	—	—

Total operating expenses	—	1,063

Income from discontinued operations	—	5,719
Other income	1,875	—
Gain on sale	—	—

Income before income taxes	1,875	5,719
Income tax provision	676	2,062

Income from discontinued operations	$1,199	$3,657

Above includes depreciation & amortization of	$—	$66
Cashflow from Operating Activities	(1,199)	1,516
Cashflow from Investing Activities	—	—

Other income of $1.9 million was recorded during the three months ended January 1, 2016 related to the consulting agreement. Amounts recorded during the three months ended January 2, 2015 were from normal operating activities.

4. INVESTMENTS

During the fourth quarter of 2015, we purchased investment securities for approximately $40.2 million. During the first quarter of 2016, we sold investments and received cash of approximately $9.5 million. All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type, as of January 1, 2016, are summarized in the tables below (in thousands):

	January 1, 2016
	Amortized Cost	Gross Unrealized Holding Gains (Losses)	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$19,877	$—	$(168)	$19,709
Agency bonds	10,069	—	(24)	10,045

Total investments	$29,946	$—	$(192)	$29,754

	October 2, 2015	Net Realized/Unrealized Losses	Purchases and Issuances	Sales and Settlements	January 1, 2016
Corporate bonds	$24,462	$(205)	$—	$(4,548)	$19,709
Agency bonds	15,095	(55)	—	(4,995)	10,045

Total investments	$39,557	$(260)	$—	$(9,543)	$29,754

The contractual maturities of available-for-sale investments were as follows (in thousands):

January 1, 2016
Less than 1 year	$14,159
Over 1 year	15,595

Total investments	$29,754

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive loss.

5. FAIR VALUE

We group our financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by us.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 1, 2016.

Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their net asset value (“NAV”) and classified as Level 1. Corporate and agency bonds are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. Broker dealer bids or quotes on securities with similar characteristics may also be used.

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

The fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an expected life of 5.0 years, expected volatility of 36.5% and risk free rate of 1.8%. Any significant change in these assumptions could have an impact on the value of the stock warrants.

These estimates include significant judgments and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in our earnings and such changes could be material.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 1, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,000	$1,000	$—	$—
Agency bonds	10,045	—	10,045	—
Corporate bonds	19,709	—	19,709	—

Total assets measured at fair value	$30,754	$1,000	$29,754	$—

Liabilities
Contingent consideration	$1,170	$—	$—	$1,170
Common stock warrant liability	36,700	—	—	36,700

Total liabilities measured at fair value	$37,870	$—	$—	$37,870

	January 2, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Trading securities	$250	$—	$—	$250

Total assets measured at fair value	$250	$—	$—	$250

Liabilities
Contingent consideration	$820	$—	$—	$820
Common stock warrant liability	26,409	—	—	26,409

Total liabilities measured at fair value	$27,229	$—	$—	$27,229

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2015	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 1, 2016
Contingent consideration	$1,150	$20	$—	$—	$—	$1,170

Common stock warrant liability	$21,822	$14,878	$—	$—	$—	$36,700

	October 3, 2014	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 2, 2015
Trading securities	$250	$—	$—	$—	$—	$250

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$15,801	$10,608	$—	$—	$—	$26,409

6. INVENTORIES

Inventories consist of the following (in thousands):

	January 1, 2016	October 2, 2015
Raw materials	$52,315	$44,329
Work-in-process	10,216	3,086
Finished goods	38,468	32,528

Total	$100,999	$79,943

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	January 1, 2016	October 2, 2015
Land, buildings and improvements	$10,948	$10,981
Construction in process	29,902	25,898
Machinery and equipment	95,283	89,852
Leasehold improvements	10,523	9,161
Furniture and fixtures	1,511	983
Computer equipment and software	9,537	9,307

Total property and equipment	157,704	146,182
Less accumulated depreciation and amortization	(63,265)	(62,423)

Property and equipment, net	$94,439	$83,759

Depreciation expense related to property, plant and equipment for the three months ended January 1, 2016 and January 2, 2015 was $4.3 million and $3.9 million, respectively.

8. DEBT

On May 8, 2014, we refinanced our outstanding indebtedness under the prior facility and discharged our obligations thereunder by entering into a credit agreement (Credit Agreement) with a syndicate of lenders.

The Credit Agreement currently provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of $130.0 million, which matures in May 2019 (Revolving Facility). The effective interest rate on our Term Loans was 4.5% as of January 1, 2016. We also pay a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on our total net leverage ratio being within certain defined ranges) as well as overall agency fees. As of January 1, 2016, we had no borrowings under the Revolving Facility.

We incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of January 1, 2016, approximately $6.6 million of deferred financing costs remain unamortized.

The credit agreement contains covenants that require among other items maintenance of certain financial ratios. As of January 1, 2016, we were in compliance with all financial covenants related to our debt obligations under the Credit Agreement.

As of January 1, 2016, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$344,750
Unamortized discount	(2,000)

Total Term Loans	342,750
Current portion	3,500

Long-term, less current portion	$339,250

As of January 1, 2016, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2016 (rest of fiscal year)	$2,625
2017	3,500
2018	3,500
2019	3,500
2020	3,500
Thereafter	328,125

Total	$344,750

The fair value of the Term Loans was estimated to be approximately $343.5 million as of January 1, 2016 and was determined using Level 3 inputs, including a quoted rate from a bank.

9. INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Cost of revenue	$7,167	$5,359
Selling, general and administrative	4,423	1,053

Total	$11,590	$6,412

Intangible assets consist of the following (in thousands):

	January 1, 2016	October 2, 2015
Acquired technology	$173,136	$162,536
Customer relationships	199,420	144,070
In-process research and development	8,000	8,000
Trade name	3,400	3,400

Total	383,956	318,006
Less accumulated amortization	(85,930)	(74,340)

Intangible assets — net	$298,026	$243,666

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 2, 2015	$411,352	$162,536	$144,070	$8,000	$3,400	$93,346
Acquired	86,961	10,400	55,350	—	—	21,211
Placed in service	—	—	—	—	—	—
Other intangibles purchased	200	200	—	—	—	—

Balance at January 1, 2016	$498,513	$173,136	$199,420	$8,000	$3,400	$114,557

As of January 1, 2016, our estimated amortization of our intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the FiBest and Metelics Acquisition, was as follows (in thousands):

	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Amortization expense	$38,068	51,600	48,283	41,756	33,976	72,943	$286,626

Our trade name and in-process research and development (IPR&D) are indefinite-lived intangible assets. During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

Accumulated amortization for acquired technology and customer relationships was $58.1 million and $27.9 million, respectively, as of January 1, 2016, and $33.1 million and $8.6 million, respectively, as of January 2, 2015.

In July 2013, we entered into a long term technology licensing and transfer agreement that calls for potential payments by us of up to $9.0 million through July 2016, based upon the achievement of specified milestones. Costs incurred in connection with the licensing and the transfer of the technology aggregated $9.6 million and $7.0 million as of January 1, 2016 and January 2, 2015, respectively, and were capitalized as incurred as acquired technology. Costs will be amortized to cost of revenue upon completion of the transfer, which is currently expected to be completed in fiscal year 2017.

10. STOCKHOLDERS’ EQUITY

We had authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 1, 2016. The outstanding shares of our common stock as of January 1, 2016 and October 2, 2015, presented in the accompanying consolidated statements of stockholders’ equity exclude 6,900 and 11,000 unvested shares of restricted stock awards, respectively, issued as compensation to employees that remained subject to forfeiture.

Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. Prior to completion of our initial public offering in March 2012, the number of shares issuable upon exercise of the warrants were subject to potential increases pursuant to certain antidilution rights included in the agreements. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of January 1, 2016, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.

We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. The following is a summary of the activity of the warrant liability (in thousands):

Balance-October 2, 2015	$21,822
Change in estimated fair value	14,878

Balance-January 1, 2016	$36,700

11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 1, 2016	January 2, 2015
Numerator:
Loss from continuing operations	$(16,770)	$(9,963)
Income from discontinued operations	1,199	3,657

Net loss	$(15,571)	$(6,306)

Warrant liability gain	—	—

Net loss attributable to common stockholders	$(15,571)	$(6,306)

Denominator:
Weighted average common shares outstanding-basic	53,015	47,606
Dilutive effect of options and warrants	—	—

Weighted average common shares outstanding-diluted	53,015	47,606

Common stock (loss) earnings per share-basic:
Continuing operations	$(0.32)	$(0.21)
Discontinued operations	0.02	0.08

Net common stock loss per share-basic	$(0.29)	$(0.13)

Common stock (loss) earnings per share-diluted:
Continuing operations	$(0.32)	$(0.21)
Discontinued operations	0.02	0.08

Net common stock loss per share-diluted	$(0.29)	$(0.13)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Restricted stock units and awards	844	648
Stock options	385	390
Warrants	767	561

Total common stock equivalent shares excluded	1,996	1,599

12. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended January 1, 2016.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, Alvarez filed a First Amended Complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleged, among other things, that Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or M/A-COM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. On July 15, 2015, Plaintiff filed a Motion to Remand, which Motion was denied in an Order dated September 9, 2015. The parties have reached an agreement for the dismissal of all class action allegations and claims in the action, as well as certain other claims against Mindspeed and M/A-COM Technology Solutions Inc. and Plaintiff filed a Second Amended Complaint effectuating this agreement. Accordingly, the matter will proceed as an individual action by Alvarez seeking only his personal claims, as well as claims under the Private Attorneys’ General Act. The parties have agreed to participate in a mediation in an attempt to resolve the matter, which mediation is scheduled to occur in the Company’s second fiscal quarter of 2016.

13. RESTRUCTURINGS

We have periodically implemented restructuring actions in connection with broader plans to reduce staffing, reduce our internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses are primarily comprised of direct and incremental costs related to headcount reductions including severance and outplacement fees for the terminated employees, as well as facility close costs.

The following is a summary of the costs incurred and remaining balances included in accrued expenses for the three months ended January 1, 2016 (in thousands):

Balance as of October 2, 2015	$943
Current period adjustments	157
Payments	(357)

Balance as of January 1, 2016	$743

The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2016. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs of approximately $5.0 million to $7.0 million during the remainder of calendar year 2016 as we complete restructuring actions associated with the Metelics Acquisition.

14. SHARE-BASED COMPENSATION

Stock Plans

As of January 1, 2016, we had 8.7 million shares available for future issuance under our 2012 Omnibus Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we have the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), performance-based non-statutory stock options, stock appreciation rights, restricted stock (RSAs), restricted stock units (RSUs), performance-based stock units (PRSUs), performance shares, and other equity-based awards to employees, directors and outside consultants. Options granted to date primarily vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, and generally have a term of up to 10 years. Certain of the share-based awards granted and outstanding as of January 1, 2016 are subject to accelerated vesting upon a changes in control. The financial impact of any modifications to share-based awards during the periods presented was immaterial. As of January 1, 2016, total unrecognized compensation cost related to the employee stock purchase plan was not material.

Stock Options

We had 1.1 million stock options outstanding as of January 1, 2016, with a weighted-average exercise price per share of $22.56 and weighted-average remaining contractual term of 6.4 years. The aggregate intrinsic value of the stock options outstanding as of January 1, 2016 was $20.5 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

During the three months ended January 1, 2016, we granted 300,000 performance-based non-qualified stock options with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. Due to the market condition upon which vesting is based, the fair value of the awards was estimated using a Monte Carlo simulation model. Compensation cost is recognized regardless of the number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s common stock achieves the target price of $64.22 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.

The total intrinsic value of options at the time of exercise was $2.2 million and $0.8 million for the three months ended January 1, 2016 and January 2, 2015, respectively.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units

A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the three months ended January 1, 2016, is as follows (in thousands):

	Number of RSA, RSUs and PRSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value
Balance at October 2, 2015	1,692	$25.30
Granted	159	$32.60
Vested and released	(26)	$14.61
Forfeited, canceled or expired	(11)	$25.07

Balance at January 1, 2016	1,814	$26.10	$26,830

Restricted stock, restricted stock units and performance-based restricted stock units that vested during the three months ended January 1, 2016 and January 2, 2015 had fair value of $0.9 million and $0.9 million as of the vesting date, respectively.

Share-Based Compensation

The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended January 1, 2016 and January 2, 2015 (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Cost of revenue	$457	$346
Research and development	1,837	962
Selling, general and administrative	5,088	1,851

Total stock-based compensation expense	$7,382	$3,159

As of January 1, 2016, the total unrecognized compensation costs related to outstanding stock options and RSUs expected to vest was $39.9 million, which we expect to recognize over a weighted-average period of 4.4 years.

15. INCOME TAXES

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods.

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three months ended January 1, 2016 and January 2, 2015, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.

The balance of the unrecognized tax benefit for the three months ending January 1, 2016 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 US tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending January 1, 2016, we did not make any payment of interest and penalties.

As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing all information. At the closing of the FiBest Acquisition, we recorded, on a preliminary basis, a deferred income tax asset relating to net operating loss (NOL) carryforwards of approximately $2.6 million. The aggregate net deferred income tax liability acquired in the FiBest Acquisition is estimated to be $12.9 million which includes the net deferred income tax asset of $2.6 million relating to NOL carryforwards and a net deferred income tax liability of $15.5 million related to the difference between the book and tax basis of the intangible and other assets acquired. We do not anticipate the recording of any deferred taxes associated with the Metelics Acquisition due to a Section 338(h) (10) election which permits us to have tax basis equal to the purchase price.

16. RELATED PARTY TRANSACTIONS

GaAs Labs, a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. For the three months ended January 1, 2016, we recorded charges to GaAs Labs of less than $0.1 million for services provided pursuant to this agreement and have recorded these amounts as other income in the accompanying condensed consolidated statements of operations. No amounts were charged during fiscal 2015.

In the three months ended January 1, 2016, we recorded revenue of less than $0.1 million associated with product sales from sales of product to a privately-held company with a common director. There were no revenue amounts recorded during the three months ended January 2, 2015.

17. SUPPLEMENTAL CASH FLOW INFORMATION

As of January 1, 2016 and January 2, 2015, we had $1.7 million in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

The following is supplemental cash flow information regarding non-cash investing and financing activities:

	Three Months Ended
	January 1, 2016	January 2, 2015
Cash paid for interest	$4,120	$5,753
Cash paid for income taxes	$611	$70

18. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating income (loss).

Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	January 1, 2016	January 2, 2015
United States	$34,482	$45,849
Asia Pacific (1)	72,452	42,051
Other Countries (2)	8,840	8,656

Total	$115,774	$96,556

	As of
Long-Lived Assets by Geographic Region	January 1, 2016	October 2, 2015
United States	$80,032	$72,617
Asia Pacific (1)	12,291	8,740
Other Countries (2)	2,116	2,402

Total	$94,439	$83,759

(1)	Asia Pacific represents China, Taiwan, Hong Kong, Japan, Singapore, India, Thailand, Korea, Australia, Malaysia and the Philippines.
(2)	No other countries represented greater than 10% of total revenue or total net long-lived assets during the periods presented.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 1, 2016	January 2, 2015
Customer A	13%	23%
Customer B	12%	12%
Customer C	15%	6%
Customer D	10%	1%

	As of
Accounts Receivable	January 1, 2016	October 2, 2015
Customer A	15%	22%
Customer B	13%	10%
Customer C	13%	14%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended January 1, 2016 and January 2, 2015, our top ten customers represented 64% and 61% of total revenue, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with the United States Securities and Exchange Commission (SEC) on November 24, 2015.

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

Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 as filed with the SEC on November 24, 2015. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest Acquisition”), a Japan-based merchant market component supplier of optical sub-assemblies. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including net cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.

On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics Acquisition”), a diode supplier for aggregate cash consideration of $38.0 million. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition.

In August 2015, we divested our Automotive business, which we had determined was no longer consistent with our long-term strategic vision from either a growth or profitability perspective. We expect that in future periods the performance of our remaining and more recently acquired businesses will generate consolidated earnings and cash flows consistent with our pre-divestment results for our businesses as a whole.

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

We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that can service multiple end market applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 40 product lines;

•	introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and

•	growth in the market for high-performance analog semiconductors generally, and in our three primary markets in particular.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (GAAP), requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from our estimates and judgments. On an ongoing basis, we re-evaluate our estimates and judgments.

We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; contingent consideration valuations and share-based compensation valuations.

For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	$115,774	$96,556
Cost of revenue (1)	55,456	49,137

Gross profit	60,318	47,419

Operating expenses:
Research and development (1)	25,322	18,782
Selling, general and administrative (1) (3)	34,686	25,228
Restructuring charges	157	—

Total operating expenses	60,165	44,010

Income from operations	153	3,409

Other income (expense):
Warrant liability expense (2)	(14,878)	(10,608)
Interest expense	(4,346)	(4,723)
Other income, net	100	375

Total other expense	(19,124)	(14,956)

Loss before income taxes	(18,971)	(11,547)
Income tax benefit	(2,201)	(1,584)

Loss from continuing operations	(16,770)	(9,963)
Income from discontinued operations (4)	1,199	3,657

Net loss	$(15,571)	$(6,306)

(1)	Includes (a) Amortization expense related to intangible assets arising from acquisitions, and (b) Stock-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
(a) Intangible amortization expense:
Cost of revenue	$7,167	$5,359
Selling, general and administrative	4,423	1,053
(b) Stock-based compensation expense:
Cost of revenue	$457	$346
Research and development	1,837	962
Selling, general and administrative	5,088	1,851

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Includes acquisition and transaction related costs of $3.1 million and $4.6 million for the three months ended January 1, 2016 and January 2, 2015, respectively.
(4)	For additional information related to this item refer to Note 3 - Discontinued Operations in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 1, 2016	January 2, 2015
Revenue	100.0%	100.0%
Cost of revenue	47.9	50.9

Gross profit	52.1	49.1

Operating expenses:
Research and development	21.9	19.5
Selling, general and administrative	30.0	26.1
Restructuring charges	0.1	—

Total operating expenses	52.0	45.6

Income from operations	0.1	3.5

Other income (expense):
Warrant liability expense	(12.9)	(11.0)
Interest expense	(3.8)	(4.9)
Other income, net	0.1	0.4

Total other expense	(16.5)	(15.5)

Loss before income taxes	(16.4)	(12.0)
Income tax benefit	(1.9)	(1.6)

Loss from continuing operations	(14.5)	(10.3)
Income from discontinued operations	1.0	3.8

Net loss	(13.4)%	(6.5)%

Comparison of the Three Months Ended January 1, 2016 to the Three Months Ended January 2, 2015

We acquired FiBest and Metelics during December 2015. These acquisitions had annualized revenue of approximately $24.0 million and $37.0 million, respectively. We acquired BinOptics in December 2014 which had annualized revenue of approximately $45.0 million. Our quarterly Statements of Operations only include activity since the dates of acquisition, representing less than one month of activity for FiBest and Metelics for the three months ended January 1, 2016 and BinOptics for the three months ended January 2, 2015.

Revenue. Our revenue increased $19.2 million, or 19.9%, to $115.8 million for the three months ended January 1, 2016, from $96.6 million for the three months ended January 2, 2015. The increase in revenue in the three months ended January 1, 2016 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	January 1, 2016	January 2, 2015	% Change
Networks	$83,020	$53,460	55.3%
A&D	18,292	24,853	(26.4)%
Multi-market	14,462	18,243	(20.7)%

Total	$115,774	$96,556

Networks	71.7%	55.4%
A&D	15.8%	25.7%
Multi-market	12.5%	18.9%

Total	100.0%	100.0%

For the three months ended January 2, 2015, the table above includes $12.4 million of deferred revenue that was recognized in connection with a change in estimate related to distributor revenue recognition. The $12.4 million adjustment represents the net revenue impact of the one-time change in estimate after applying the associated reserves for future credits and returns. This amount includes $4.5 million related to Networks, $3.4 million related to A&D and $4.5 million related to Multi-market. See “Note 2 - Summary of Significant Accounting Policies “Revenue Recognition” of our 2015 Annual Report on Form 10-K for additional information.

In the three months ended January 1, 2016, our Networks market revenue increased by $29.6 million, or 55.3%, compared to the three months ended January 2, 2015. The increase in revenue during the three months ended January 1, 2016, was primarily related to the full impact of the BinOptics Acquisition along with other products addressing carrier infrastructure, fiber to the home access networks and initial 100G long haul deployments, as well as, increased sales of our other products targeting optical applications, including the FiBest Acquisition. These increases were offset by weakness in our products targeting wired broadband and wireless backhaul and the distributor revenue adjustment of $4.5 million during the three months ended January 2, 2015.

In the three months ended January 1, 2016, our A&D market revenue decreased by $6.6 million, or 26.4%, compared to the three months ended January 2, 2015. The decrease in revenue for the three months ended January 1, 2016 compared to the three months ended January 2, 2015, was primarily due to the impact related to the change in distributor revenue recognition during the first quarter of fiscal 2015 as well as fluctuations in demand for radar applications and weakness in demand for our products targeting satellite communications, partially offset by the revenue from the Metelics Acquisition.

In the three months ended January 1, 2016, our Multi-market revenues decreased by $3.8 million, or 20.7%, compared to the three months ended January 2, 2015. The decrease in revenue for the three months ended January 1, 2016, as compared to the three months ended January 2, 2015, was primarily due to the impact related to the change in distributor revenue recognition during the first quarter of fiscal 2015, partially offset by the revenue from the Metelics Acquisition.

Gross profit. Gross margin was 52.1% for the three months ended January 1, 2016, and 49.1%, for the three months ended January 2, 2015. Gross profit during the three months ended January 1, 2016, was positively impacted by a favorable product mix, with increased sales of higher gross profit products, including those from the BinOptics Acquisition, as well as lower expenses associated with the step-up in fair value of inventory related to the BinOptics Acquisition, partially offset by, increased amortization expense related to intangible assets acquired.

Research and development. R&D expense increased by $6.5 million, or 34.8%, to $25.3 million, or 21.9% of our revenue, for the three months ended January 1, 2016, compared with $18.8 million, or 19.5% of our revenue, for the three months ended January 2, 2015. R&D expense increased in the 2016 period primarily as a result of the full quarter impact of the BinOptics Acquisition, higher stock-based compensation, BinOptics Acquisition related retention compensation expense, in the first fiscal quarter of 2016 as compared to only a partial month of expense in the same period last year.

Selling, general and administrative. Selling, general and administrative expense increased by $9.5 million, or 37.5%, to $34.7 million, or 30.0% of our revenue, for the three months ended January 1, 2016, compared with $25.2 million, or 26.1% of our revenue, for the three months ended January 2, 2015. Selling, general and administrative expenses increased in the 2016 periods primarily due to higher stock-based compensation, intangibles amortization and the BinOptics Acquisition related retention compensation expense, partially offset by lower acquisition related transaction expenses.

Restructuring charges. Restructuring charges totaled $0.2 million for the three months ended January 1, 2016. There were no restructuring charges during the three months ended January 2, 2015. The increase in restructuring charges during the three months ended January 1, 2016, primarily relate to the Metelics Acquisition. We expect to incur additional restructuring costs of approximately $5.0 million to $7.0 million during the remainder of calendar year 2016 as we complete restructuring actions associated with the Metelics Acquisition.

Warrant liability. Our warrant liability resulted in an expense of $14.9 million for the three months ended January 1, 2016, compared to an expense of $10.6 million for the three months ended January 2, 2015. The differences between periods was driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Provision for income taxes. The income tax benefit was $2.2 million for the three months ended January 1, 2016, compared to a benefit of $1.6 million for the three months ended January 2, 2015. The income tax benefit was impacted by a non-deductible discrete losses for changes in fair market values of the stock warrant liability.

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended January 1, 2016 and January 2, 2015, respectively, was primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.

As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing all information. At the closing of the FiBest Acquisition, we recorded, on a preliminary basis, a deferred income tax asset relating to net operating loss (NOL) carryforwards of approximately $2.6 million. The aggregate net deferred income tax liability acquired in the FiBest Acquisition is estimated to be $12.9 million which includes the net deferred income tax asset of $2.6 million relating to NOL carryforwards and a net deferred income tax liability of $15.5 million related to the difference between the book and tax basis of the intangible and other assets acquired in the acquisition. We do not anticipate the recording of any deferred taxes associated with the Metelics Acquisition due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the three months ended January 1, 2016 and January 2, 2015, respectively (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Cash and cash equivalents, beginning of period	$122,312	$173,895
Net cash provided by (used in) operating activities	15,514	(12,520)
Net cash used in investing activities	(82,680)	(212,479)
Net cash (used in) provided by financing activities	(7,128)	99,439
Effect of exchange rates on cash balances	(210)	—

Cash and cash equivalents, end of period	$47,808	$48,335

Cash Flow from Operating Activities:

Our cash flow from operating activities consists of net income for the period, adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operations was $15.5 million in three months ended January 1, 2016 of which the principal components were net loss of $15.6 million, offset by non-cash items of $39.3 million including depreciation and intangible amortization expense of $15.9 million, stock-based incentive compensation expense of $7.4 million and warrant liability expense of $14.9 million. In addition cash used by operating assets and liabilities were $8.2 million for the three months ended January 1, 2016 primarily driven by an increase in inventory and accounts receivable of $3.8 million and $1.4 million, respectively.

Cash used in operations of $12.5 million during the three months ended January 2, 2015 was driven by non-cash items including depreciation and intangible amortization expense of $10.3 million, stock-based incentive compensation expense of $3.2 million and warrant liability expense of $10.6 million, offset by an escrow payment associated with the retention of BinOptics Acquisition employees of $14.6 million and a decreases in deferred revenue of $17.0 million.

Cash Flow from Investing Activities:

Our cash flow used by investing activities consists primarily of cash paid for acquisition of $85.5 million and $208.5 million, respectively and, capital expenditures of $6.2 million and $3.0 million, respectively, for the three months ended January 1, 2016 and January 2, 2015. The cash utilized for acquisitions during the three months ended January 1, 2016, was primarily from the proceeds of the sale of our Automotive business in August 2015.

Additionally, during the three months ended January 1, 2016, we received proceeds of $9.5 million related to the sale of short term investments, which was used to fund acquisitions and operating activities.

Cash Flow from Financing Activities:

During the three months ended January 1, 2016, our cash used from financing activities consisted primarily of payments of debt assumed as part of our December 2015 acquisitions, as partly offset by proceeds from stock option exercises and employee stock purchases. During the three months ended January 2, 2015 we received proceeds of $100.0 million from our revolving credit facility which was subsequently used to fund our BinOptics Acquisition.

On February 5, 2015, we completed a public offering of 7,800,000 shares of common stock at a price of $30.00 per share, of which 4,500,000 shares were newly-issued shares sold and 3,300,000 shares were previously outstanding shares held by affiliates. After deducting underwriting discounts and commissions and offering expenses, the net proceeds to us from shares sold in the offering were approximately $127.7 million. We used $100.0 million of the net proceeds we received in this offering to repay outstanding borrowings under our revolving credit facility, and the remainder was used for acquisitions and general corporate purposes. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

Liquidity

As of January 1, 2016, we held $47.8 million of cash and cash equivalents, primarily all deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 1, 2016, cash held by our foreign subsidiaries was $19.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

For additional information related to our Liquidity and Debt, see Note 8 - Debt included in this Quarterly report on Form 10-Q.

Recent Accounting Pronouncements

Our Recent Accounting Pronouncements are described in the notes to our October 2, 2015 consolidated financial statements, which were included in our Annual Report filed on Form 10-K.

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Early adoption is permitted, and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 1, 2016.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of January 1, 2016, we had $344.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.5 million.

Foreign currency risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The foreign operations we acquired in the FiBest Acquisition have transactions which are predominately denominated in Japanese Yen. The functional currency of a majority of our foreign operations continues to be in U.S. dollars with the remaining operations being local currency. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact demand in certain regions. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our products being more expensive to certain customers and could reduce or delay orders, or otherwise negatively affect how they do business with us. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of January 1, 2016 due to the material weakness in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As a result of the FiBest and Metelics Acquisitions, we have commenced a project to evaluate the processes and procedures of their internal control over financial reporting and incorporate such internal controls into our internal control over financial reporting framework. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended January 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness.

As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended October 2, 2015, we identified a material weakness in our internal control over financial reporting related to information technology general controls in the areas of user access and program change management. We have developed a remediation plan for this material weakness, which is ongoing as of January 1, 2016 and is described in our Annual Report on Form 10-K filed with the SEC on November 24, 2015. As such, our disclosure controls and procedures related were ineffective during the three months ended January 1, 2016.

Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of January 1, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended January 1, 2016.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, Alvarez filed a First Amended Complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleged, among other things, that Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or M/A-COM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. On July 15, 2015, Plaintiff filed a Motion to Remand, which Motion was denied in an Order dated September 9, 2015. The parties have reached an agreement for the dismissal of all class action allegations and claims in the action, as well as certain other claims against Mindspeed and M/A-COM Technology Solutions Inc. and Plaintiff filed a Second Amended Complaint effectuating this agreement. Accordingly, the matter will proceed as an individual action by Alvarez seeking only his personal claims, as well as claims under the Private Attorneys’ General Act. The parties have agreed to participate in a mediation in an attempt to resolve the matter, which mediation is scheduled to occur in the Company’s second fiscal quarter of 2016.

ITEM 1A.	RISK FACTORS

Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 2, 2015, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the year ended October 2, 2015, except as noted below:

We may be unable to successfully integrate the businesses and personnel of our acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.

From time to time, we complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. The integration process may be complex, costly, and time-consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others:

•	failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable;

•	unexpected losses of key employees, customers or suppliers of our acquired companies and businesses;

•	unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our or our acquired companies’ and businesses’ existing business relationships;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in our acquired companies’ and businesses’ business and operations;

•	unanticipated expenses and liabilities;

•	potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and

•	other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.

Our acquired companies and businesses may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.

We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that each of our acquired companies and businesses and us had achieved or might achieve separately. In addition, we may not accomplish the integration of our acquired companies and businesses smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of our acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of our acquired companies and businesses may not be realized fully, or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

We are subject to risks from our international sales and operations.

We have operations in Europe, Asia and Australia, and customers around the world. In addition, in December 2015 we acquired FiBest, a Japan-based merchant market component supplier of optical sub assemblies. The FiBest Acquisition significantly increased our overall scope of operations and employee base in Japan. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our international operations may make them more difficult to manage effectively.

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

Sales to customers located outside the U.S. accounted for 63.6% of our revenue for the fiscal year ended October 2, 2015. Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a significant part of our total revenue. Therefore, any financial crisis or other major event causing business disruption in international jurisdictions generally, and the Asia Pacific region in particular, could negatively effect our future revenues and results of operations. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 3, 2015 - October 30, 2015	9,228	$32.10	—	—
October 31, 2015 - November 27, 2015	—	—	—	—
November 28, 2015 - January 1, 2016	—	—	—	—

	9,228	$32.10	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

2.2	Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and M/A-Com Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: January 27, 2016	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 27, 2016	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among M/A-COM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

2.2	Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and M/A-Com Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document