Form 10-Q
period 2016-04-01
M/A-COM Technology Solutions Holdings, Inc.
filed 2016-04-27
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

or

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

As of April 22, 2016, there were 53,384,356 shares of the registrant’s common stock outstanding.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$58,187	$122,312
Short term investments	23,632	39,557
Accounts receivable, (less allowances of $3,330 and $5,745, respectively)	91,604	83,950
Inventories	106,972	79,943
Deferred income taxes	—	31,431
Income tax receivable	16,077	15,854
Prepaid and other current assets	11,553	11,172

Total current assets	$308,025	$384,219
Property and equipment, net	99,637	83,759
Goodwill	117,835	93,346
Intangible assets, net	279,535	243,666
Deferred income taxes	83,909	48,239
Other long-term assets	11,457	13,022

TOTAL ASSETS	$900,398	$866,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,499	$4,058
Accounts payable	30,037	29,311
Accrued liabilities	48,298	38,107

Total current liabilities	$82,834	$71,476
Long-term debt	341,396	340,504
Warrant liability	40,901	21,822
Other long-term liabilities	7,339	7,916
Deferred income taxes	13,920	—

Total liabilities	$486,390	$441,718

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock	53	53
Accumulated other comprehensive income (loss)	3,271	(2,279)
Additional paid-in capital	536,156	526,011
Treasury stock, at cost	(330)	(330)
Accumulated deficit	(125,142)	(98,922)

Total stockholders’ equity	$414,008	$424,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,398	$866,251

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$133,579	$102,431	$249,353	$198,987
Cost of revenue	68,054	55,717	123,510	104,854

Gross profit	65,525	46,714	125,843	94,133

Operating expenses:
Research and development	26,203	20,439	51,525	39,221
Selling, general and administrative	34,617	28,247	69,303	53,475
Impairment charges	11,005	—	11,005	—
Restructuring charges	851	413	1,008	413

Total operating expenses	72,676	49,099	132,841	93,109

Income from operations	(7,151)	(2,385)	(6,998)	1,024

Other income (expense)
Warrant liability expense	(4,201)	(5,609)	(19,079)	(16,217)
Interest expense, net	(4,408)	(4,723)	(8,754)	(9,446)
Other (expense) income	(81)	(1,376)	19	(1,001)

Total other expense, net	(8,690)	(11,708)	(27,814)	(26,664)

Loss before income taxes	(15,841)	(14,093)	(34,812)	(25,640)
Income tax benefit	(3,796)	(2,917)	(5,997)	(4,500)

Loss from continuing operations	(12,045)	(11,176)	(28,815)	(21,140)
Income from discontinued operations	1,396	3,639	2,595	7,297

Net loss	$(10,649)	$(7,537)	$(26,220)	$(13,843)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.23)	$(0.22)	$(0.54)	$(0.43)
Income from discontinued operations	0.03	0.07	0.05	0.15

Loss per share - basic	$(0.20)	$(0.15)	$(0.49)	$(0.28)

Diluted loss per share:
Loss from continuing operations	$(0.23)	$(0.22)	$(0.54)	$(0.43)
Income from discontinued operations	0.03	0.07	0.05	0.15

Loss per share - diluted	$(0.20)	$(0.15)	$(0.49)	$(0.28)

Shares used:
Basic	53,228	50,593	53,122	49,100

Diluted	53,228	50,593	53,122	49,100

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net loss	$(10,649)	$(7,537)	$(26,220)	$(13,843)
Unrealized gain on short term investments, net of tax	73	—	12	—
Foreign currency translation gain (loss), net of tax	5,647	(221)	5,538	(14)

Other comprehensive income (loss), net of tax	5,720	(221)	$5,550	$(14)

Total comprehensive loss	$(4,929)	$(7,758)	$(20,670)	$(13,857)

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at October 2, 2015	52,958	$53	23	$(330)	$(2,279)	$526,011	$(98,922)	$424,533
Stock options exercises	100					1,094		1,094
Vesting of restricted common stock and units	454					—		—
Issuance of common stock pursuant to employee stock purchase plan	72					1,977		1,977
Shares repurchased for stock withholdings on restricted stock awards	(177)					(6,152)		(6,152)
Share-based compensation						13,226		13,226
Other comprehensive income, net of tax					5,550			5,550
Net loss							(26,220)	(26,220)

Balance at April 1, 2016	53,407	$53	23	$(330)	$3,271	$536,156	$(125,142)	$414,008

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 1, 2016	April 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,220)	$(13,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisitions):
Depreciation and intangibles amortization	34,078	24,872
Stock-based and other non-cash incentive compensation	13,226	9,128
Warrant liability expense	19,079	16,217
Acquired inventory step-up amortization	2,084	4,037
Deferred financing cost amortization	810	842
Prepaid compensation amortization	3,241	4,466
Gain on disposition of business	(3,750)	—
Deferred income taxes	(4,569)	(1,216)
Impairment charges	12,955	3,500
Other adjustments, net	298	101
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(203)	(3,345)
Inventories	(13,415)	3,358
Prepaid expenses and other assets	(993)	679
Accounts payable	(2,880)	(5,549)
Accrued and other liabilities	2,072	(9,864)
Income taxes	(715)	(374)
Prepaid compensation	—	(14,586)
Deferred revenue	—	(16,991)

Net cash provided by operating activities	35,098	1,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(85,516)	(208,369)
Purchases of property and equipment	(16,962)	(14,036)
Proceeds from sales and maturities of investments	23,292	—
Purchases of investments	(7,696)	—
Proceeds from discontinued operations	3,750	—
Strategic investments	—	(250)
Acquisition of intellectual property	(777)	(1,587)

Net cash used in investing activities	(83,909)	(224,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,750)	(1,750)
Proceeds from stock option exercises and employee stock purchases	3,071	2,871
Payments of assumed debt	(9,120)	(1,232)
Repurchase of common stock	(6,152)	(4,924)
Payments of contingent consideration and other	(1,195)	(39)
Proceeds from stock offering, net of issuance costs	—	127,959
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(100,000)

Net cash (used in) provided by financing activities	(15,146)	122,885

Foreign currency effect on cash	(168)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(64,125)	(99,925)
CASH AND CASH EQUIVALENTS — Beginning of period	$122,312	$173,895

CASH AND CASH EQUIVALENTS — End of period	$58,187	$73,970

See notes to condensed consolidated financial statements.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive loss and condensed consolidated statements of cash flows of M/A-COM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.

The consolidated balance sheet at October 2, 2015 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our October 2, 2015 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended October 2, 2015 filed with the SEC on November 24, 2015. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended October 2, 2015.

Immaterial Restatement - As disclosed in our Quarterly Report on Form 10-Q for the three and nine months ended July 3, 2015, we identified certain items that were incorrectly classified as Acquisition of a business cash outflows related to the BinOptics Acquisition in the Investing activities section of our statement of cash flows for the six months ended April 3, 2015. The most significant item was an escrow payment of $14.6 million associated with acquired employee retention which was incorrectly classified as an investing activity instead of an operating activity in our statement of cash flows for the six months ended April 3, 2015. Our statement of cash flows for the six months ended April 3, 2015 have been restated to correct this error. For the six months ended April 3, 2015 the effect of this restatement is outlined below:

	Six Months Ended
	As reported	Adjustment	As adjusted
Net cash provided by operating activities	$16,018	$(14,586)	$1,432
Net cash used in investing activities	$(238,828)	$14,586	$(224,242)

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

In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. The standard requires entities to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU provides that debt issuance costs are analogous to debt discounts and reduce the proceeds of borrowing which increases the effective interest rate. Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and requires retrospective adoption. As of April 1, 2016, we have $6.3 million of unamortized deferred finance costs which under the amendment would be reclassified on our balance sheet. Any remaining deferred financing costs such as of September 30, 2016 will be reclassified when we adopt the amendment in fiscal 2017.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by eliminating the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the standard is effective in the annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented. We have elected to adopt this standard early and have implemented the change prospectively as of the second quarter of fiscal 2016; prior periods were not adjusted. As of the second quarter of fiscal 2016, we included $31.4 million of current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.

In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. ACQUISITIONS

Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest Acquisition”) a Japan-based merchant market component supplier of optical sub-assemblies. We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including net cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. For the three and six months ended April 1, 2016, we recorded transaction costs of $0.1 million and $2.7 million as selling, general and administrative expense related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.

We recognized the FiBest assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for FiBest is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which will be tax deductible.

We expect to finalize our allocation of purchase price during calendar year 2016. The preliminary allocation of purchase price as of April 1, 2016, is as follows (in thousands):

Six Months Ended April 1, 2016
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

The following is a summary of FiBest revenue and earnings included in MACOM’s accompanying condensed consolidated statements of operations for the three and six months ended months ended April 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
Revenue	$8,435	$11,105
Loss before income taxes	(1,747)	(2,558)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and six months ended April 1, 2016 and April 3, 2015, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$133,579	$109,763	$256,979	$213,651
Net loss	(11,531)	(8,798)	(26,785)	(19,115)

Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics Acquisition”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments. We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the six months ended April 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition. For the three months ended April 1, 2016 the transaction costs were not material.

We recognized the Metelics assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Metelics is being allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which will be tax deductible due to a 338(h)(10) election.

We expect to finalize our allocation of purchase price during calendar year 2016. The adjusted allocation of purchase price as of April 1, 2016, is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation
Current assets	$15,250	$(1,835)	13,415
Intangible assets	19,700	—	19,700
Other assets	6,249	—	6,249

Total assets acquired	41,199	(1,835)	39,364

Liabilities assumed:
Other liabilities	7,401	—	7,401

Total liabilities assumed	7,401	—	7,401

Net assets acquired	33,798	(1,835)	31,963

Consideration:
Cash paid upon closing, net of cash acquired	38,000	—	38,000

Goodwill	$4,202	$1,835	$6,037

The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$1,000	7
Customer relationships	18,700	10

	$19,700

The overall weighted-average life of the identified intangible assets acquired in the Metelics Acquisition is estimated to be 9.8 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.

During the quarter ended April 1, 2016, we recorded an adjustment of $1.8 million primarily associated with inventory which reduced current assets acquired.

The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.

The following is a summary of Metelics revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and six months ended April 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
Revenue	$10,345	$12,252
Loss before income taxes	(220)	(174)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and six months ended April 1, 2016 and April 3, 2015, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$133,579	$112,009	$258,189	$219,392
Net loss	(10,119)	(7,995)	(25,703)	(15,748)

Acquisition of BinOptics Corporation—On December 15, 2014, we completed the acquisition of BinOptics Corporation (“BinOptics Acquisition”) a supplier of high-performance photonic semiconductor products. In accordance with the related agreement and plan of merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $208.4 million in cash. In addition we paid $14.6 million as part of a related retention escrow agreement designed to retain certain BinOptics employees. This $14.6 million was included in the terms of the purchase agreement and has been accounted for as a post-closing prepaid expense. We funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under our existing Revolving Facility. For the six months ended April 3, 2015, we recorded transaction costs of $4.1 million related to the BinOptics Acquisition.

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

We finalized our allocation of purchase price during the first quarter of fiscal year 2016. The final allocation of purchase price as of January 1, 2016, is as follows (in thousands):

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

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and six months ended April 3, 2015, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying our accounting policies and adjusting the results of BinOptics to reflect the transaction costs, retention compensation expense, the impact of the step-up to the value of the acquired inventory, as well as additional intangible amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied and incurred since September 28, 2013. This pro forma data is presented as of April 3, 2015 for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Six Months Ended
	April 3, 2015	April 3, 2015
Revenue	$104,387	$237,966
Net loss	(11,387)	(14,750)

3. DISCONTINUED OPERATIONS

In August 2015, we sold our Automotive business to Autoliv ASP Inc. (“Autoliv”) as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through 2019. Additionally, we entered into a Consulting Agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash.

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

The accompanying consolidated statement of operations includes the following operating results related to this divested business (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$—	$22,454	$—	$40,762
Cost of revenue	—	15,161	—	26,687

Gross profit	—	7,293	—	14,075
Operating expenses:
Research and development	—	622	—	1,314
Selling, general and administrative	—	980	—	1,351
Restructuring charges	—	—	—	—

Total operating expenses	—	1,602	—	2,665

Income from discontinued operations	—	5,691	—	11,410
Other income	1,875	—	3,750	—
Gain on sale	308	—	308	—

Income before income taxes	2,183	5,691	4,058	11,410
Income tax provision	787	2,052	1,463	4,113

Income from discontinued operations	$1,396	$3,639	$2,595	$7,297

Above includes depreciation & amortization of	$—	$57	$—	$123
Cashflow from Operating Activities	—	2,227	—	3,744
Cashflow from Investing Activities	3,750	(250)	3,750	$(250)

Other income of $3.8 million was recorded during the three and six months ended April 1, 2016 related to the consulting agreement. The gain on sale of $0.3 million recorded during the three months ended April 1, 2016 related to the adjustment of accruals established at the time of the sale of the Automotive business. Amounts recorded during the three and six months ended April 3, 2015 were from ongoing operating activities prior to the sale.

4. INVESTMENTS

During the fiscal fourth quarter of 2015, we purchased investments of approximately $40.2 million. All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type, as of April 1, 2016, are summarized in the tables below (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,676	$—	$(72)	$14,604
Agency bonds	9,035	—	(7)	9,028

Total investments	$23,711	$—	$(79)	$23,632

	October 2, 2015	Net Realized/Unrealized Losses	Purchases and Issuances	Sales and Settlements	April 1, 2016
Corporate bonds	$24,462	$(257)	$7,696	$(17,297)	$14,604
Agency bonds	15,095	(72)	—	(5,995)	9,028

Total investments	$39,557	$(329)	$7,696	$(23,292)	$23,632

The contractual maturities of available-for-sale investments were as follows (in thousands):

	April 1, 2016	October 2, 2015
Less than 1 year	$10,831	$16,259
Over 1 year	12,801	23,298

Total investments	$23,632	$39,557

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 1, 2016.

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

The fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an exercise price of $14.04, expected life of 4.7 years, expected volatility of 36.9% and risk free rate of 1.2%. Any significant change in these assumptions could have a material impact on the fair value of the stock warrants.

These estimates include significant judgments and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in our earnings and such changes could be material.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 1, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$2,117	$2,117	$—	$—
Agency bonds	9,028	—	9,028	—
Corporate bonds	14,604	—	14,604	—

Total assets measured at fair value	$25,749	$2,117	$23,632	$—

Liabilities
Contingent consideration	$796	$—	$—	$796
Common stock warrant liability	40,901	—	—	40,901

Total liabilities measured at fair value	$41,697	$—	$—	$41,697

	October 2, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$15,000	$15,000	$—	$—
US treasuries and agency bonds	15,095	—	15,095	—
Corporate bonds	24,462	—	24,462	—

Total assets measured at fair value	$54,557	$15,000	$39,557	$—

Liabilities
Contingent consideration	$1,150	$—	$—	$1,150
Common stock warrant liability	21,822	—	—	21,822

Total liabilities measured at fair value	$22,972	$—	$—	$22,972

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2015	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 1, 2016
Contingent consideration	$1,150	$46	$—	$(400)	$—	$796

Common stock warrant liability	$21,822	$19,079	$—	$—	$—	$40,901

	October 3, 2014	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	April 3, 2015
Trading Securities	$250	$—	$250	$—	$—	$500

Contingent consideration	$820	$—	$—	$—	$—	$820

Common stock warrant liability	$15,801	$16,217	$—	$—	$—	$32,018

6. INVENTORIES

Inventories consist of the following (in thousands):

	April 1, 2016	October 2, 2015
Raw materials	$59,173	$44,329
Work-in-process	11,104	3,086
Finished goods	36,695	32,528

Total	$106,972	$79,943

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	April 1, 2016	October 2, 2015
Land, buildings and improvements	$12,559	$10,981
Construction in process	20,092	25,898
Machinery and equipment	109,755	89,852
Leasehold improvements	12,779	9,161
Furniture and fixtures	1,809	983
Computer equipment and software	11,586	9,307

Total property and equipment	168,580	146,182
Less accumulated depreciation and amortization	(68,943)	(62,423)

Property and equipment, net	$99,637	$83,759

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended April 1, 2016 was $5.2 million and $9.5 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended April 3, 2015 was $4.2 million and $8.0 million, respectively.

8. DEBT

On May 8, 2014 we entered into a credit agreement (“Credit Agreement”) with a syndicate of lenders.

Our Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Term Loans) and a revolving credit facility of $130.0 million, which matures in May 2019 (Revolving Facility). The effective interest rate on our Term Loans was 4.5% as of April 1, 2016. We also pay a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on our total net leverage ratio being within certain defined ranges) as well as overall agency fees. As of April 1, 2016, we had no borrowings under the Revolving Facility.

We incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of April 1, 2016, approximately $6.3 million of deferred financing costs remain unamortized.

The Credit Agreement contains covenants that require among other items maintenance of certain financial ratios. As of April 1, 2016, we were in compliance with all financial covenants related to our debt obligations under the Credit Agreement.

As of April 1, 2016, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$343,875
Unamortized discount	(1,906)

Total Term Loans	341,969
Current portion	3,500

Long-term, less current portion	$338,469

As of April 1, 2016, the minimum principal payments under the Term Loans in future fiscal years was as follows (in thousands):

2016 (rest of fiscal year)	$1,750
2017	3,500
2018	3,500
2019	3,500
2020	3,500
Thereafter	328,125

Total	$343,875

The fair value of the Term Loans was estimated to be approximately $343.4 million as of April 1, 2016 and was determined using Level 3 inputs, including a quoted rate from a bank.

9. INTANGIBLE ASSETS

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Cost of revenue	$6,642	$7,347	$13,809	$12,706
Selling, general and administrative	6,304	3,096	10,727	4,149

Total	$12,946	$10,443	$24,536	$16,855

Intangible assets consist of the following (in thousands):

	April 1, 2016	October 2, 2015
Acquired technology	$164,365	$162,536
Customer relationships	202,646	144,070
In-process research and development	8,000	8,000
Trade name	3,400	3,400

Total	378,411	318,006
Less accumulated amortization	(98,876)	(74,340)

Intangible assets — net	$279,535	$243,666

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 2, 2015	$411,352	$162,536	$144,070	$8,000	$3,400	$93,346
Acquired	88,796	10,400	55,350	—	—	23,046
Currency translation adjustment	5,505	836	3,226	—	—	1,443
Other intangibles purchased	681	681	—	—	—	—
Impairments of intangible assets	(10,088)	(10,088)	—	—	—	—

Balance at April 1, 2016	$496,246	$164,365	$202,646	$8,000	$3,400	$117,835

As of April 1, 2016, our estimated amortization of our intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the FiBest and Metelics acquisitions, was as follows (in thousands):

	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Amortization expense	$25,124	50,312	46,911	40,383	32,604	72,802	$268,136

Our trade name is an indefinite-lived intangible assets. During development, in-process research and development (IPR&D) is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.

Accumulated amortization for acquired technology and customer relationships was $64.5 million and $34.4 million, respectively, as of April 1, 2016, and $39.4 million and $12.8 million, respectively, as of April 3, 2015.

During the second quarter of fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer to focus on development of our GaN-on-Silicon efforts. As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets and inventory, would no longer have any future benefit. The associated charges incurred during the second quarter of fiscal 2016 was $13.0 million which included a write-off of $10.1 million of intangible assets, $0.6 million of fixed assets, $0.3 million of contractual commitments and $2.0 million of inventory.

10. STOCKHOLDERS’ EQUITY

We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 1, 2016. The outstanding shares of our common stock as of April 1, 2016 and October 2, 2015, presented in the accompanying consolidated statements of stockholders’ equity exclude 5,100 and 11,000 unvested shares of restricted stock awards, respectively, issued as compensation to employees that remained subject to forfeiture.

Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of April 1, 2016, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.

We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. The following is a summary of the activity of the warrant liability (in thousands):

Balance-October 2, 2015	$21,822
Change in estimated fair value	19,079

Balance-April 1, 2016	$40,901

11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Numerator:
Loss from continuing operations	$(12,045)	$(11,176)	$(28,815)	$(21,140)
Income from discontinued operations	1,396	3,639	2,595	7,297

Net loss	$(10,649)	$(7,537)	$(26,220)	$(13,843)

Warrant liability gain	—	—	—	—

Net loss attributable to common stockholders	$(10,649)	$(7,537)	$(26,220)	$(13,843)

Denominator:
Weighted average common shares outstanding-basic	53,228	50,593	53,122	49,100
Dilutive effect of options and warrants	—	—	—	—

Weighted average common shares outstanding-diluted	53,228	50,593	53,122	49,100

Common stock (loss) earnings per share-basic:
Continuing operations	$(0.23)	$(0.22)	$(0.54)	$(0.43)
Discontinued operations	0.03	0.07	0.05	0.15

Net common stock loss per share-basic	$(0.20)	$(0.15)	$(0.49)	$(0.28)

Common stock (loss) earnings per share-diluted:
Continuing operations	$(0.23)	$(0.22)	$(0.54)	$(0.43)
Discontinued operations	0.03	0.07	0.05	0.15

Net common stock loss per share-diluted	$(0.20)	$(0.15)	$(0.49)	$(0.28)

The following common equivalent shares were excluded from the calculation from net income per share as their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Restricted stock units and awards	935	721	900	704
Stock options	381	441	384	666
Warrants	823	746	797	444

Total common stock equivalent shares excluded	2,139	1,908	2,081	1,815

12. COMMITMENTS AND CONTINGENCIES

Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended April 1, 2016.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed Technologies, Inc. (“Mindspeed”) filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, Alvarez filed a First Amended Complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleged, among other things, that Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or M/A-COM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. On July 15, 2015, Plaintiff filed a Motion to Remand, which Motion was denied in an Order dated September 9, 2015. The parties have reached an agreement for the dismissal of all class action allegations and claims in the action, as well as certain other claims against Mindspeed and M/A-COM Technology Solutions Inc. and Plaintiff filed a Second Amended Complaint effectuating this agreement. Accordingly, the only claims remaining in the action were those of Alvarez on an individual basis. Subsequently, the parties reached a final and confidential resolution of the matter.

GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against International Rectifier Corporation (“International Rectifier”), Infineon Technologies Americas Corporation, and Infineon Technologies AG (collectively, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. The suit arises out of agreements relating to GaN patents that were executed several years ago by Nitronex Corporation (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgement of contractual rights, and declaratory judgment of non-infringement of patents. If successful, the relief sought would, among other remedies, require International Rectifier and Infineon to assign back to MACOM certain GaN-related Nitronex patents that were previously assigned to International Rectifier.

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

The following is a summary of the costs incurred and remaining balances included in accrued expenses for the six months ended April 1, 2016 (in thousands):

Balance as of October 2, 2015	$943
Current period adjustments	1,008
Payments	(770)

Balance as of April 1, 2016	$1,181

The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2016. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs in the range of approximately $4.0 million to $6.0 million during the remainder of calendar year 2016 as we complete restructuring actions primarily associated with the Metelics Acquisition.

14. SHARE-BASED COMPENSATION

Stock Plans

As of April 1, 2016, we had 8.2 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”). Under the 2012 Plan, we have the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), performance-based non-statutory stock options, stock appreciation rights, restricted stock (RSAs), restricted stock units (RSUs), performance-based stock units (PRSUs), performance shares, and other equity-based awards to employees, directors and outside consultants. Options granted to date primarily vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, and generally have a term of up to 10 years. Certain of the share-based awards granted and outstanding as of April 1, 2016 are subject to accelerated vesting upon a changes in control. The financial impact of any modifications to share-based awards during the periods presented was not material. As of April 1, 2016, total unrecognized compensation cost related to the employee stock purchase plan was not material.

Share-Based Compensation

The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and six months ended April 3, 2015 and April 1, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Cost of revenue	$493	$549	$950	$895
Research and development	1,671	1,165	3,508	2,127
Selling, general and administrative	3,680	4,255	8,768	6,106

Total stock-based compensation expense	$5,844	$5,969	$13,226	$9,128

As of April 1, 2016, the total unrecognized compensation costs related to outstanding stock options and RSUs expected to vest was $52.5 million, which we expect to recognize over a weighted-average period of 4.2 years.

Stock Options

We had 1.1 million stock options outstanding as of April 1, 2016, with a weighted-average exercise price per share of $22.69 and weighted-average remaining contractual term of 6.2 years. The aggregate intrinsic value of the stock options outstanding as of April 1, 2016 was $23.8 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.

During the six months ended April 1, 2016, we granted 300,000 performance-based non-qualified stock options with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. Due to the market condition upon which vesting is based, the fair value of the awards was estimated using a Monte Carlo simulation model. Compensation cost is recognized regardless of the number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s common stock achieves the target price of $64.22 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.

The total intrinsic value of options at the time of exercise was $0.8 million and $2.7 million for the three and six months ended April 1, 2016 and was $3.2 million and $4.0 million for the three and six months ended April 3, 2015.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units

A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the six months ended April 1, 2016, is as follows (in thousands):

	Number of Shares	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value
Balance at October 2, 2015	1,692	$25.30	$48,375
Granted	624	$40.72
Vested and released	(454)	$23.52
Forfeited, canceled or expired	(23)	$26.95

Balance at April 1, 2016	1,839	$30.95	$81,876

Restricted stock, restricted stock units and performance-based restricted stock units that vested during the six months ended April 1, 2016 and April 3, 2015 had fair value of $15.7 million and $13.1 million as of the vesting date, respectively.

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

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and six months ended April 1, 2016 and April 3, 2015, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.

The balance of the unrecognized tax benefit for the three and six months ending April 1, 2016 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 US tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending April 1, 2016, we did not make any payment of interest and penalties.

As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing additional information. At the closing of the FiBest Acquisition, we recorded, on a preliminary basis, a deferred income tax asset relating to net operating loss (NOL) carryforwards of approximately $2.6 million. The aggregate net deferred income tax liability acquired in the FiBest Acquisition is estimated to be $12.9 million which includes the net deferred income tax asset of $2.6 million relating to NOL carryforwards and a net deferred income tax liability of $15.5 million related to the difference between the book and tax basis of the intangible and other assets acquired. We do not anticipate the recording of any deferred taxes associated with the Metelics Acquisition due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.

16. RELATED PARTY TRANSACTIONS

GaAs Labs, a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the three and six months ended April 1, 2016, we recorded charges to GaAs Labs of less than $0.1 million for services provided pursuant to this agreement and have recorded these amounts as other income in the accompanying condensed consolidated statements of operations. All of this amount was recorded in the first quarter of fiscal year 2016.

In the three and six months ended April 1, 2016, and April 3, 2015 we recorded revenue of less than $0.1 million associated with product sales from sales of product to a privately-held company with a common director.

17. SUPPLEMENTAL CASH FLOW INFORMATION

As of April 1, 2016 and April 3, 2015, we had $0.7 million and $0.7 million in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.

The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Six Months Ended
	April 1, 2016	April 3, 2015
Cash paid for interest	$8,229	$7,574
Cash paid for income taxes	$722	$794

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

Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
United States	$36,502	$36,336	$70,984	$82,185
Asia Pacific (1)	87,009	57,901	159,464	99,952
Other Countries (2)	10,068	8,194	18,905	16,850

Total	$133,579	$102,431	$249,353	$198,987

	As of
Long-Lived Assets by Geographic Region	April 1, 2016	October 2, 2015
United States	$83,553	$72,617
Asia Pacific (1)	13,167	8,740
Other Countries (2)	2,917	2,402

Total	$99,637	$83,759

(1)	Asia Pacific represents China, Taiwan, Hong Kong, Japan, Singapore, India, Thailand, Korea, Australia, Malaysia and the Philippines.
(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region as presented above.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Customer A	17%	5%	16%	6%
Customer B	12%	13%	12%	13%
Customer C	11%	19%	12%	21%
Customer D	10%	2%	10%	1%

	As of
Accounts Receivable	April 1, 2016	October 2, 2015
Customer A	13%	14%
Customer B	16%	10%
Customer C	14%	22%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and six months ended April 1, 2016, our top ten customers represented 66% and 64% and for the three and six months ended April 3, 2015, our top ten customers represented 59% and 58% of total revenue, respectively.

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

In August 2015, we divested our Automotive business which we had determined was no longer consistent with our long-term strategic vision from either a growth or profitability perspective. We expect that in future periods the performance of our remaining and more recently acquired businesses will generate consolidated earnings and cash flows consistent with our pre-divestment results for our businesses as a whole.

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

We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting policies which our management believes involve the most significant application of judgment, or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; contingent consideration valuations, share-based compensation valuations and income taxes and deferred income tax accounting.

For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2015 Annual Report on Form 10-K for the fiscal year ended October 2, 2015.

Results of Operations

The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$133,579	$102,431	$249,353	$198,987
Cost of revenue (1) (5) (6)	68,054	55,717	123,510	104,854

Gross profit	65,525	46,714	125,843	94,133

Operating expenses:
Research and development (1)	26,203	20,439	51,525	39,221
Selling, general and administrative (1) (3)	34,617	28,247	69,303	53,475
Impairment charges (6)	11,005	—	11,005	—
Restructuring charges	851	413	1,008	413

Total operating expenses	72,676	49,099	132,841	93,109

Income (loss) from operations	(7,151)	(2,385)	(6,998)	1,024

Other income (expense):
Warrant liability expense (2)	(4,201)	(5,609)	(19,079)	(16,217)
Interest expense	(4,408)	(4,723)	(8,754)	(9,446)
Other (income) expense, net	(81)	(1,376)	19	(1,001)

Total other expense	(8,690)	(11,708)	(27,814)	(26,664)

Loss before income taxes	(15,841)	(14,093)	(34,812)	(25,640)
Income tax loss (benefit)	(3,796)	(2,917)	(5,997)	(4,500)

Loss from continuing operations	(12,045)	(11,176)	(28,815)	(21,140)
Income from discontinued operations (4)	1,396	3,639	2,595	7,297

Net loss	$(10,649)	$(7,537)	$(26,220)	$(13,843)

(1)	Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Stock-based compensation included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
(a) Intangible amortization expense:
Cost of revenue	$6,642	$7,347	$13,809	$12,706
Selling, general and administrative	6,304	3,096	10,727	4,149
(b) Stock-based compensation expense:
Cost of revenue	$493	$549	950	895
Research and development	1,671	1,165	3,508	2,127
Selling, general and administrative	3,680	4,255	8,768	6,106

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3)	Includes acquisition and transaction related costs of $2.7 million and $0.5 million associated with the FiBest and Metelics acquisitions primarily during the six months ended April 1, 2016 and $4.1 million for BinOptics during the six months ended April 3, 2015, respectively.
(4)	For additional information related to this item refer to Note 3 - Discontinued Operations in this Quarterly Report on Form 10-Q.
(5)	Includes acquisition fair market value inventory step-up related expenses of $2.1 million for the six months ended April 1, 2016, and $4.0 million for the six months ended April 3, 2015.
(6)	Includes impairment and inventory related charges of $11.0 million and $2.0 million, respectively, related to exiting a product line.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.9	54.4	49.5	52.7

Gross profit	49.1	45.6	50.5	47.3

Operating expenses:
Research and development	19.6	20.0	20.7	19.7
Selling, general and administrative	25.9	27.6	27.8	26.9
Impairment charges	8.2	—	4.4	—
Restructuring charges	0.6	0.4	0.4	0.2

Total operating expenses	54.4	47.9	53.3	46.8

Income (loss) from operations	(5.4)	(2.3)	(2.8)	0.5

Other income (expense):
Warrant liability expense	(3.1)	(5.5)	(7.7)	(8.1)
Interest expense	(3.3)	(4.6)	(3.5)	(4.7)
Other income, net	(0.1)	(1.3)	—	(0.5)

Total other expense	(6.5)	(11.4)	(11.2)	(13.4)

Loss before income taxes	(11.9)	(13.8)	(14.0)	(12.9)
Income tax expense (benefit)	(2.8)	(2.8)	(2.4)	(2.3)

Loss from continuing operations	(9.0)	(10.9)	(11.6)	(10.6)
Income from discontinued operations	1.0	3.6	1.0	3.7

Net loss	(8.0)%	(7.4)%	(10.5)%	(7.0)%

Comparison of the Three and Six Months Ended April 1, 2016 to the Three and Six Months Ended April 3, 2015

We acquired FiBest and Metelics during December 2015. These acquisitions had annualized revenue of approximately $24.0 million and $37.0 million, respectively. We acquired BinOptics in December 2014 which had annualized revenue of approximately $45.0 million. Our quarterly Statements of Operations includes activity since the dates of acquisition, representing less than four months of activity for FiBest and Metelics for the three and six months ended April 1, 2016 and BinOptics for the three and six months ended April 3, 2015.

Revenue. Our revenue increased $31.1 million, or 30.4%, to $133.6 million for the three months ended April 1, 2016, from $102.4 million for the three months ended April 3, 2015 and our revenue increased $50.4 million, or 25.3%, to $249.4 million for the six months ended April 1, 2016, from $199.0 million for the six months ended April 3, 2015, respectively. The increase in revenue in the three and six months ended April 1, 2016 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 1, 2016	April 3, 2015	% Change	April 1, 2016	April 3, 2015	% Change
Networks	$96,344	$67,132	43.5%	$179,364	$120,592	48.7%
A&D	18,046	19,461	(7.3)%	36,338	44,313	(18.0)%
Multi-market	19,188	15,838	21.2%	33,651	34,082	(1.3)%

Total	$133,578	$102,431		$249,353	$198,987

Networks	72.1%	65.5%		71.9%	60.6%
A&D	13.5%	19.0%		14.6%	22.3%
Multi-market	14.4%	15.5%		13.5%	17.1%

Total	100.0%	100.0%		100.0%	100.0%

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

In the three and six months ended April 1, 2016, our Networks market revenue increased by $29.2 million, or 43.5% and $58.8 million, or 48.7%, respectively, compared to the three and six months ended April 3, 2015. The increase was primarily related to the BinOptics Acquisition and FiBest Acquisition, along with other products addressing carrier infrastructure, fiber to the home access networks and initial 100G long haul deployments, as well as, increased sales of our other products targeting optical applications and Optoelectronic sales and increasing revenues from our FiBest Acquisition. These increases were partially offset by weakness in our products targeting wired broadband and wireless backhaul during the six months ended April 3, 2015 and the change in distributor revenue recognition.

In the three and six months ended April 1, 2016, our A&D market revenue decreased by $1.4 million, or 7.3%, and $8.0 million, or 18.0%, respectively, compared to the three and six months ended April 3, 2015. The decrease was primarily due to the impact related to the change in distributor revenue recognition during the first quarter of fiscal 2015 as well as lower demand for products targeting radar and satellite communication applications during the first six months of 2016, which were partially offset by incremental revenue from the Metelics Acquisition.

In the three and six months ended April 1, 2016, our Multi-market revenues increased by $3.4 million, or 21.2%, and decreased by $0.4 million, or 1.3%, respectively, compared to the three and six months ended April 3, 2015. The increase was primarily due to incremental revenue from the Metelics Acquisition, partially offset by the change in distributor revenue recognition during the six months ended April 3, 2015.

Gross profit. Gross margin was 49.1% and 50.5%, respectively, for the three and six months ended April 1, 2016, and 45.6% and 47.3%, respectively, for the three and six months ended April 3, 2015. Gross profit during the three and six months ended April 1, 2016, was positively impacted by increased sales of higher gross profit products, as well as lower expenses associated with the step-up in fair value of inventory related to acquisitions, partially offset by lower gross margins on newly acquired businesses and inventory charges associated with the exit of one of our product lines.

Research and development. R&D expense increased by $5.8 million, or 28.2%, to $26.2 million, or 19.6% of our revenue, for the three months ended April 1, 2016, compared with $20.4 million, or 20.0% of our revenue, for the three months ended April 3, 2015. R&D expense increased by $12.3 million, or 31.4%, to $51.5 million, or 20.7% of our revenue, for the six months ended April 1, 2016, compared with $39.2 million, or 19.7% of our revenue, for the six months ended April 3, 2015. R&D expense increased in the 2016 periods primarily as a result of additional costs from our acquisitions, higher stock-based and variable compensation as well as increased spending on new product development initiatives.

Selling, general and administrative. Selling, general and administrative expense increased by $6.4 million, or 22.6%, to $34.6 million, or 25.9% of our revenue, for the three months ended April 1, 2016, compared with $28.2 million, or 27.6% of our revenue, for the three months ended April 3, 2015. Selling, general and administrative expense increased by $15.8 million, or 29.6%, to $69.3 million, or 27.8% of our revenue, for the six months ended April 1, 2016, compared with $53.5 million, or 26.9% of our revenue, for the six months ended April 3, 2015. Selling, general and administrative expenses increased in the 2016 periods primarily due to higher intangible amortization, stock-based and variable compensation as well as additional costs from acquisitions, partially offset by lower acquisition related transaction compensation expenses.

Impairment charges. Impairment charges totaled $11.0 million for the three and six months ended April 1, 2016. During the three months ended April 1, 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer. As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets as well as inventory with a value of $2.0 million would no longer have any future benefit. There were no impairment charges during the same periods in the prior fiscal year.

Restructuring charges. Restructuring charges totaled $0.9 million and $0.4 million for the three months ended April 1, 2016 and April 3, 2015 and $1.0 million and $0.4 million during the six months ended April 1, 2016 and April 3, 2015, respectively. The increase in restructuring charges during the first six months of 2016 were primarily related to the Metelics Acquisition. We expect to incur additional restructuring costs in the range of approximately $4.0 million and $6.0 million during the remainder of calendar year 2016 as we complete these restructuring actions.

Warrant liability. Our warrant liability resulted in an expense of $4.2 million and $19.1 million for the three and six months ended April 1, 2016, compared to an expense of $5.6 million and $16.2 million for the three and six months ended April 3, 2015, respectively. The differences between periods was driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.

Provision for income taxes. The income tax benefit was $3.8 million for the three months ended April 1, 2016, compared to a benefit of $2.9 million for the three months ended April 3, 2015. The income tax benefit was $6.0 million for the six months ended April 1, 2016, compared to a benefit of $4.5 million for the six months ended April 3, 2015. The income tax benefit for the three and six months ended April 1, 2016 was impacted by a non-deductible discrete loss of $4.2 million and $19.1 million, respectively, for changes in fair market values of the stock warrant liability. The income tax benefit for the three months ended April 1, 2016 was also impacted by a discrete write-off of $11.0 million for assets associated with the exiting of a product line.

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the six months ended April 1, 2016 and April 3, 2015, respectively, was primarily impacted by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.

As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing additional information. At the closing of the FiBest Acquisition, we recorded, on a preliminary basis, a deferred income tax asset relating to net operating loss (NOL)

carryforwards of approximately $2.6 million. The aggregate net deferred income tax liability acquired in the FiBest Acquisition is estimated to be $12.9 million which includes the net deferred income tax asset of $2.6 million relating to NOL carryforwards and a net deferred income tax liability of $15.5 million related to the difference between the book and tax basis of the intangible and other assets acquired in the acquisition. We do not anticipate the recording of any deferred taxes associated with the Metelics Acquisition due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the six months ended April 1, 2016 and April 3, 2015, respectively (in thousands):

	Six Months Ended
	April 1, 2016	April 3, 2015
Cash and cash equivalents, beginning of period	$122,312	$173,895
Net cash provided by operating activities	35,098	1,432
Net cash used in investing activities	(83,909)	(224,242)
Net cash (used in) provided by financing activities	(15,146)	122,885
Effect of exchange rates on cash balances	(168)	—

Cash and cash equivalents, end of period	$58,187	$73,970

Cash Flow from Operating Activities:

Our cash flow from operating activities for the six months ended April 1, 2016 of $35.1 million consists of a net loss of $26.2 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $77.5 million less changes in operating assets and liabilities of $16.2 million. Adjustments to reconcile our net loss to cash provided by operating activities of $77.5 million primarily included depreciation and intangible amortization expense of $34.1 million, stock-based incentive compensation expense of $13.2 million, impairment charges of $13.0 million and warrant liability expense of $19.1 million. In addition cash used by operating assets and liabilities was $16.2 million for the six months ended April 1, 2016 primarily driven by an increase in inventory of $15.0 million and decreases in accounts payable of $2.9 million. Inventory increases during the first six months of our fiscal year 2016 are expected to support anticipated customer demand in the second half of fiscal 2016.

Our cash flow from operating activities for the six months ended April 3, 2015 of $1.4 million consists of a net loss of $13.8 million plus adjustments to reconcile our net loss to cash provided by operating activities of $61.9 million less changes in operating assets and liabilities of $46.7 million. Adjustments to reconcile our net loss to cash provided by operating activities of $61.9 million primarily included depreciation and intangible amortization expense of $24.9 million, stock-based incentive compensation expense of $9.1 million and warrant liability expense of $16.2 million. In addition cash used by operating assets and liabilities was $46.7 million for the six months ended April 3, 2015 primarily driven by an escrow payment associated with the retention of BinOptics Acquisition employees of $14.6 million, a decrease in deferred revenue of $17.0 million, a decrease in accounts payable of $5.5 million and a decrease in accrued liabilities of $9.9 million, primarily associated with a payment for BinOptics Acquisition related professional fees.

Cash Flow from Investing Activities:

Our cash flow used by investing activities consists primarily of cash paid for the FiBest and Metelics acquisitions of $85.5 million and capital expenditures of $17.0 million, for the six months ended April 1, 2016. The $3.8 million of cash provided from discontinued operations during the six months ended April 1, 2016, was associated with the sale of our Automotive business in August 2015. Additionally, during the six months ended April 1, 2016, we purchased $7.7 million of short term investments and received proceeds of $23.3 million related to the sale of short term investments which was used to fund acquisitions and operating activities.

Our cash flow used by investing activities consists primarily of cash paid for the BinOptics Acquisition of $208.4 million and capital expenditures of $14.0 million for the six months ended April 3, 2015. For additional information related to Acquisitions, Divestitures and Investments see Notes 2, 3 and 4 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flow from Financing Activities:

During the six months ended April 1, 2016, our cash used from financing activities of $15.1 million was primarily related to $9.1 million in payments of debt assumed in connection with our FiBest Acquisition and $6.2 million in purchases of stock associated employee tax withholdings, partly offset by $3.1 million of proceeds from stock option exercises and employee stock purchases.

Cash flow from financing activities for the six months ended April 3, 2015 was $122.9 million and included proceeds of $100.0 million from our revolving credit facility which was subsequently used to fund our BinOptics Acquisition.

In addition we paid $4.9 million in purchases of stock associated employee tax withholdings, partly offset by $2.9 million of proceeds from stock option exercises and employee stock purchases.

Liquidity

As of April 1, 2016, we held $58.2 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 1, 2016, cash held by our foreign subsidiaries was $35.3 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.

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

In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. The standard requires entities to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU provides that debt issuance costs are analogous to debt discounts and reduce the proceeds of borrowing which increases the effective interest rate. Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and requires retrospective adoption. As of April 1, 2016, we have $6.3 million of unamortized deferred finance costs which under the amendment would be reclassified on our balance sheet. Any remaining deferred financing costs such as of September 30, 2016 will be reclassified when we adopt the amendment in fiscal 2017.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by eliminating the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the standard is effective in the annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented. We have elected to adopt this standard early and have implemented the change prospectively as of the second quarter of fiscal 2016; prior periods were not adjusted. As of the second quarter of fiscal 2016, we included $31.4 million of current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.

In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We have not yet selected a transition method and we are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 1, 2016.

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

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of April 1, 2016, we had $343.9 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of April 1, 2016 due to the material weakness in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As a result of the FiBest and Metelics acquisitions, we have commenced a project to evaluate the processes and procedures of their internal controls over financial reporting and incorporate such internal controls into our financial reporting framework. In addition, we implemented certain information technology controls as described in our remediation activities noted below. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended April 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended October 2, 2015, we identified a material weakness in our internal control over financial reporting related to information technology general controls in the areas of user access and program change management. We have developed a remediation plan for this material weakness, the implementation of which remains ongoing as of April 1, 2016 and is described in our Annual Report on Form 10-K filed with the SEC on November 24, 2015.

Specifically, in the second quarter, we:

•	Implemented stricter administrator access control on certain information systems including our primary ERP system by limiting ability to make program changes to only authorized and appropriate personnel;

•	Implemented formal provisioning and monitoring procedures specific to privileged user access in our primary ERP system;

•	Implemented new change management controls to ensure that all system changes are properly monitored and controlled;

•	Expanded the number and expertise of resources to support and monitor our information technology control structure; and

•	Initiated a role redesign process for our primary ERP system to reduce segregation of duties conflict risk.

We believe the measures identified above will remediate the material weakness and will strengthen our internal controls over financial reporting related to information technology general controls in the areas of user access and program change management. We are in the process of testing the ongoing operating effectiveness of the enhanced controls and plan to complete our testing before or in connection with the preparation of our consolidated financial statements for the fiscal year ended September 30, 2016. We will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of April 1, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended April 1, 2016.

Class Action Suit Against Mindspeed Technologies, Inc. On March 10, 2015, Philip Alvarez, a former employee of Mindspeed Technologies, Inc. (“Mindspeed”) filed a putative class action lawsuit against Mindspeed in the Superior Court of California for the County of Orange. On April 24, 2015, Alvarez filed a First Amended Complaint adding our subsidiary M/A-COM Technology Solutions Inc. as a defendant. The lawsuit alleged, among other things, that Alvarez and certain other employees who designed and manufactured hardware systems for Mindspeed or M/A-COM Technology Solutions Inc. between March 10, 2011 and the present were misclassified as exempt employees under California law. The lawsuit seeks recovery of alleged unpaid overtime wages, meal and rest period premiums, penalties and attorneys’ fees. We dispute the allegations of the lawsuit. On June 15, 2015, Mindspeed removed the action to the United States District Court for the Central District of California. On July 15, 2015, Plaintiff filed a Motion to Remand, which Motion was denied in an Order dated September 9, 2015. The parties have reached an agreement for the dismissal of all class action allegations and claims in the action, as well as certain other claims against Mindspeed and M/A-COM Technology Solutions Inc. and Plaintiff filed a Second Amended Complaint effectuating this agreement. Accordingly, the only claims remaining in the action were those of Alvarez on an individual basis. Subsequently, the parties reached a final and confidential resolution of the matter.

GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against International Rectifier Corporation (“International Rectifier”), Infineon Technologies Americas Corporation, and Infineon Technologies AG (collectively, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. The suit arises out of agreements relating to GaN patents that were executed several years ago by Nitronex Corporation (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgement of contractual rights, and declaratory judgment of non-infringement of patents. If successful, the relief sought would, among other remedies, require International Rectifier and Infineon to assign back to MACOM certain GaN-related Nitronex patents that were previously assigned to International Rectifier.

ITEM 1A. RISK FACTORS

Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 2, 2015, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there has been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the year ended October 2, 2015, except as noted below:

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

We have operations in Europe, Asia and Australia, and customers around the world. In addition, in December 2015 we acquired FiBest, a Japan-based merchant market component supplier of optical sub-assemblies. The FiBest Acquisition significantly increased our overall scope of operations and employee base in Japan. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our international operations may make them more difficult to manage effectively.

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

Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price expectations. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements;

•	our ability to manufacture new products according to customer needs with acceptable manufacturing yields;

•	our ability to offer new products at competitive prices;

•	the acceptance by customers of our new product designs;

•	the identification of and entry into new markets for our products, such as our recently announced market opportunities in 100G optical networks, GaN RF power and active antennas;

•	the acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to innovate, the strength of our intellectual property rights, and our ability to protect our intellectual property rights;

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle; and

•	our ability to maintain and increase our level of product content in our customers’ systems.

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

Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market. The rate and extent to which these markets grow, if at all, is uncertain. For example, our ability to capitalize on our recently announced market opportunities in 100G optical networks, GaN RF power and active antennas will depend on, among other things, the future size and growth rates of these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in export controls or other regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems that incorporates our products declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, we believe that the rollout of fiber-to-the-home network technology and other new network technology developments in China, Japan and certain other geographies will be an important factor in our future growth. If any such expected rollout fails to occur, occurs more slowly than we expect or does not result in the amount or type of new business we anticipate, purchases of our products intended to address the affected markets may be reduced or not occur, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We may incur significant risk and expense in attempting to win new business, and such efforts may never generate revenue.

To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win.” These competitive selection processes can be lengthy and can require us to incur significant and unreimbursed design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity, particularly when seeking to develop or introduce solutions in new markets. We may not win the competitive selection process or may never generate any revenue despite incurring significant design and development expenditures and selling, general and administrative expenses. Failure to obtain a design win may prevent us from supplying components for an entire generation of a customer’s system. This can result in lost or foregone revenue and could weaken our position in future competitive selection processes.

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

The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with ADI across most of our primary markets. Our other significant competitors include, among others, Broadcom Limited, Cobham, Microsemi, Qorvo and Skyworks.

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

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. For example, we have initiated legal action against Infineon in federal court to confirm and defend our exclusive rights to use certain patented GaN-on-Silicon technology developed by Nitronex in our core RF markets. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas and technology is frequently licensed. In the past, we have been, and may in the future be, subject to claims that we have breached infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe upon others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships and diversion of management’s attention and resources.

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

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with this market at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry, and we have in the past and may in the future be subjected to disputes over the terms of such licenses. For example, the outcome of our current litigation with Infineon relating to the scope of our rights to use certain patented GaN-on-Silicon technology developed by Nitronex may impact our associated intellectual property rights and related future revenue prospects. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities, and declining revenues and profitability. Such events could have a material adverse effect on our financial condition and results of operations and the value of an investment in our common stock.

Many of our products currently incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. If the licenses to such technology that we currently hold become unavailable or the terms on which they are available become commercially unreasonable, or if we are unable to acquire or license necessary technology for our products in the future, our business could be adversely affected.)

Our investment in technology as well as research and development may not be successful, which may impact our profitability.

The semiconductor industry requires substantial investment in technology as well as research and development in order to develop and bring to market new and enhanced technologies and products. Our investments in new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. For example, during the second quarter of fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer to focus on development of GaN-on-Silicon efforts. As a result of this strategic decision, management determined that the intangible assets and contractual commitments under a long term technology licensing and transfer agreement signed in July 2013 with Global Communications Semiconductors, LLC, as well as certain dedicated fixed assets and inventory would no longer have any future benefit, and we incurred certain charges in connection with this decision. We also have undertaken significant research and development efforts aimed at targeting emerging market segments where we see potential for growth including the wireless base station, data center and radar tile markets. Research and development expenses were $82.2 million for the fiscal year ended October 2, 2015. In each of the last three fiscal years, we invested in technology as well as research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. We have in the past and may in the future experience unexpected difficulties, expenses or delays in driving the performance, qualification, licensing arrangements, scale manufacturing, decreased manufacturing cost structure, productization or customer adoption of any of the new products or process technology types that we are targeting. We may not be successful in our efforts or may not realize the competitive advantage or revenues or profits we anticipate from this technology, any of which may lead to higher research and development expense, lower than expected revenues, gross margin and reduce profitability or may otherwise harm our business or reduce the price of our common stock.

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

Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings, enforcement of agreements related to intellectual property and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. Similarly, counterparties to our intellectual property agreements may fail to comply with their obligations under those agreements, requiring us to resort to expensive and time-consuming litigation in an attempt to protect our rights, which may or may not be successful. The laws of some countries in which our products are or may be developed, manufactured, or sold, may not protect our products or intellectual property rights to the same extent as U.S. laws, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology or may need to expend significant financial and other resources in defending our rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 2, 2016 - January 29, 2016	—	$—	—	—
January 30, 2016 - February 26, 2016	167,671	34.70	—	—
February 27, 2016 - April 1, 2016	53	39.72	—	—

	167,724	$34.70	—	—

(1)	We employ “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees, pursuant to which, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (as Amended and Restated).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/A-COM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: April 27, 2016	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 27, 2016	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

10.1*	M/A-COM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (as Amended and Restated).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan