Form 10-Q
period 2016-07-01
MACOM Technology Solutions Holdings, Inc.
filed 2016-07-27
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35451

MACOM Technology Solutions Holdings, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2016, there were 53,665,599 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$66,842	$122,312
Short term investments	23,726	39,557
Accounts receivable (less allowances of $3,525 and $5,745, respectively)	91,962	83,950
Inventories	117,078	79,943
Deferred income taxes	—	31,431
Income tax receivable	16,123	15,854
Prepaid and other current assets	12,353	11,172
Total current assets	$328,084	$384,219
Property and equipment, net	100,452	83,759
Goodwill	117,844	93,346
Intangible assets, net	270,856	243,666
Deferred income taxes	83,900	48,239
Other long-term assets	12,015	13,022
TOTAL ASSETS	$913,151	$866,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	4,513	4,058
Accounts payable	30,496	29,311
Accrued liabilities	43,091	38,107
Income taxes payable	37	—
Total current liabilities	$78,137	$71,476
Long-term debt, less current portion	340,581	340,504
Warrant liability	25,563	21,822
Deferred income taxes	14,293	—
Other long-term liabilities	7,945	7,916
Total liabilities	$466,519	$441,718
Stockholders’ equity:
Common stock	54	53
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income (loss)	8,711	(2,279)
Additional paid-in capital	540,787	526,011
Accumulated deficit	(102,590)	(98,922)
Total stockholders’ equity	$446,632	$424,533
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$913,151	$866,251
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$142,288	$109,058	$391,641	$308,045
Cost of revenue	68,326	56,562	191,836	161,416
Gross profit	73,962	52,496	199,805	146,629
Operating expenses:
Research and development	26,064	20,965	77,589	60,186
Selling, general and administrative	35,866	26,592	105,169	80,067
Impairment charges	760	—	11,765	—
Restructuring charges	1,092	558	2,100	971
Total operating expenses	63,782	48,115	196,623	141,224
Income from operations	10,180	4,381	3,182	5,405
Other income (expense)
Warrant liability gain (expense)	15,339	546	(3,741)	(15,671)
Interest expense, net	(4,363)	(4,505)	(13,117)	(13,951)
Other income (expense)	16	(225)	36	(1,227)
Total other income (expense), net	10,992	(4,184)	(16,822)	(30,849)
Income (loss) before income taxes	21,172	197	(13,640)	(25,444)
Income tax benefit	(181)	(1,559)	(6,178)	(6,059)
Income (loss) from continuing operations	21,353	1,756	(7,462)	(19,385)
Income from discontinued operations	1,199	6,271	3,794	13,568
Net income (loss)	$22,552	$8,027	$(3,668)	$(5,817)

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.03	$(0.14)	$(0.38)
Income from discontinued operations	0.02	0.12	0.07	0.27
Income (loss) per share - basic	$0.42	$0.15	$(0.07)	$(0.12)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$0.02	$(0.14)	$(0.38)
Income from discontinued operations	0.02	0.11	0.07	0.27
Income (loss) per share - diluted	$0.13	$0.14	$(0.07)	$(0.12)
Shares used:
Basic	53,516	53,098	53,253	50,433
Diluted	55,288	55,174	53,253	50,433
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income (loss)	$22,552	$8,027	$(3,668)	$(5,817)
Unrealized gain on short term investments, net of tax	9	—	20	—
Foreign currency translation gain (loss), net of tax	5,432	(822)	10,970	(836)
Other comprehensive income (loss), net of tax	5,441	(822)	10,990	(836)
Total comprehensive income (loss)	$27,993	$7,205	$7,322	$(6,653)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at October 2, 2015	52,958	$53	23	$(330)	$(2,279)	$526,011	$(98,922)	$424,533
Stock options exercises	110	—	—	—	—	1,128	—	1,128
Vesting of restricted common stock and units	748	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	154	—	—	—	—	4,207	—	4,207
Shares repurchased for stock withholdings on restricted stock awards	(283)	—	—	—	—	(9,966)	—	(9,966)
Share-based compensation	—	—	—	—	—	19,407	—	19,407
Other comprehensive income, net of tax	—	—	—	—	10,990	—	—	10,990
Net loss	—	—	—	—	—	—	(3,668)	(3,668)
Balance at July 1, 2016	53,687	$54	23	$(330)	$8,711	$540,787	$(102,590)	$446,632
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	July 1, 2016	July 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,668)	$(5,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisitions):
Depreciation and intangibles amortization	52,612	38,662
Stock-based compensation	19,407	13,781
Warrant liability expense	3,741	15,671
Acquired inventory step-up amortization	2,200	6,333
Deferred financing cost amortization	1,214	1,247
Prepaid compensation amortization	3,849	6,584
Gain on disposition of business	(3,750)	—
Deferred income taxes	(1,845)	474
Other adjustments, net	899	(44)
Impairment of assets	12,955	3,500
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(558)	(6,993)
Inventories	(25,092)	1,446
Prepaid expenses and other assets	(3,157)	2,969
Accounts payable	(2,243)	(7,561)
Accrued and other liabilities	(280)	(10,494)
Income taxes	(1,937)	(55)
Prepaid compensation	—	(14,586)
Deferred revenue	—	(16,922)
Net cash provided by operating activities	54,347	28,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(85,516)	(208,352)
Purchases of property and equipment	(24,100)	(32,488)
Proceeds from sales and maturities of investments	40,357	—
Purchases of investments	(24,945)	(250)
Proceeds from discontinued operations	3,750	—
Strategic investments	—	1,500
Acquisition of intellectual property	(777)	(2,483)
Net cash used in investing activities	(91,231)	(242,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	5,336	5,329
Payments on notes payable	(2,625)	(2,625)
Payments of assumed debt	(9,553)	(1,372)
Repurchase of common stock	(9,966)	(7,919)
Payments of contingent consideration and other	(1,195)	(39)
Proceeds from stock offering, net of issuance costs	—	127,697
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(100,000)
Net cash (used in) provided by financing activities	(18,003)	121,071
Foreign currency effect on cash	(583)	(401)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,470)	(93,208)
CASH AND CASH EQUIVALENTS — Beginning of period	$122,312	$173,895
CASH AND CASH EQUIVALENTS — End of period	$66,842	$80,687
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive loss and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This update simplifies the presentation of deferred income taxes by eliminating the current requirements to classify deferred income tax assets and liabilities between current and noncurrent.  The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  For public business entities, the standard is effective in the annual reporting periods beginning after December 15, 2016.  Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented.  We have elected to adopt this standard early and have implemented the change prospectively as of the second quarter of fiscal 2016; prior periods were not adjusted.  Upon adoption in the second quarter of fiscal 2016, we included $31.4 million of current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
2. ACQUISITIONS
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest”) a Japan-based merchant market component supplier of optical sub-assemblies ("FiBest Acquisition"). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. For the nine months ended July 1, 2016, we recorded transaction costs of $2.7 million as selling, general and administrative expense related to this acquisition. There were no transaction costs were recorded in the three months ended July 1, 2016. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.
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
During the quarter ended July 1, 2016, we recorded an adjustment of $1.1 million primarily related to an adjustment of the deferred tax liability associated with the acquisition of FiBest. The purchase accounting is preliminary and subject to completion of certain areas such as the valuation of acquired inventory, and therefore the purchase price allocation remains preliminary. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting. We expect to finalize our allocation of purchase price during calendar year 2016. The adjusted preliminary allocation of purchase price as of July 1, 2016, is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation

Current assets	$10,850	$—	10,850
Intangible assets	45,650	—	45,650
Other assets	3,334	—	3,334
Total assets acquired	59,834	—	59,834
Liabilities assumed:
Debt	11,627	—	11,627
Deferred income taxes	12,932	(1,131)	11,801
Other liabilities	3,968	—	3,968
Total liabilities assumed	28,527	(1,131)	27,396
Net assets acquired	31,307	1,131	32,438
Consideration:
Cash paid upon closing, net of cash acquired	47,517	—	47,517
Goodwill	$16,210	$(1,131)	$15,079
The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$9,400	7
Customer relationships	36,250	10
	$45,650

The overall weighted-average life of the identified intangible assets acquired in the FiBest Acquisition is estimated to be 9.4 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.

The following is a summary of FiBest revenue and earnings included in MACOM's accompanying condensed consolidated statements of operations for the three and nine months ended months ended July 1, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
Revenue	$10,191	$21,296
Loss before income taxes	(1,150)	(3,717)
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and nine months ended July 1, 2016 and July 3, 2015, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$142,288	$112,938	$399,267	$323,262
Net income (loss)	24,276	5,440	(2,509)	(14,724)
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. ("Metelics”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments ("Metelics Acquisition"). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the nine months ended July 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition. For the three months ended July 1, 2016, no material transaction costs were recorded.
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
During the quarter ended April 1, 2016, we recorded an adjustment of $1.8 million primarily associated with inventory which reduced current assets acquired. The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation of acquired inventory and fixed assets, as well as, the finalization of the working capital adjustment with the seller. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.We expect to finalize our allocation of purchase price during calendar year 2016. The adjusted preliminary allocation of purchase price as of July 1, 2016, is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation

Current assets	$15,250	$(1,835)	$13,415
Intangible assets	19,700	—	19,700
Other assets	6,249	—	6,249
Total assets acquired	41,199	(1,835)	39,364
Liabilities assumed:
Other liabilities	7,401	—	7,401
Total liabilities assumed	7,401	—	7,401
Net assets acquired	33,798	(1,835)	31,963
Consideration:
Cash paid upon closing, net of cash acquired	38,000	—	38,000
Goodwill	$4,202	$1,835	$6,037
The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$1,000	7
Customer relationships	18,700	10
	$19,700
The overall weighted-average life of the identified intangible assets acquired in the Metelics Acquisition is estimated to be 9.8 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of Metelics revenue and earnings included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Revenue	$9,861	$22,113
Income before income taxes	596	422
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and nine months ended July 1, 2016 and July 3, 2015, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as, the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$142,288	$118,000	$400,477	$337,392
Net income (loss)	22,182	7,616	(3,521)	(8,132)
Acquisition of BinOptics Corporation—On December 15, 2014, we completed the acquisition of BinOptics Corporation (“BinOptics”) a supplier of high-performance photonic semiconductor products ("BinOptics Acquisition"). In accordance with the related agreement and plan of merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $208.4 million in cash. In addition we paid $14.6 million as part of a related retention escrow agreement designed to retain certain BinOptics employees. This $14.6 million was included in the terms of the purchase agreement and has been accounted for as a post-closing prepaid expense. We funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under our existing Revolving Facility. For the nine months ended July 3, 2015, we recorded transaction costs of $4.1 million related to the BinOptics Acquisition.

The BinOptics Acquisition was accounted for as a stock purchase and the operations of BinOptics have been included in our consolidated financial statements since the date of acquisition.
We have recognized BinOptics' assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for BinOptics has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible.
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
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three and nine months ended July 3, 2015, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying our accounting policies and adjusting the results of BinOptics to reflect the transaction costs, retention compensation expense, the impact of the step-up to the value of the acquired inventory, as well as additional intangible amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied and incurred since September 28, 2013. This pro forma data is presented as of July 3, 2015 for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Nine Months Ended
	July 3, 2015	July 3, 2015
Revenue	$130,663	$382,279
Net income	13,178	2,317

3. DISCONTINUED OPERATIONS
In August 2015, we sold our Automotive business to Autoliv ASP Inc. ("Autoliv") as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through 2019.  Additionally, we entered into a Consulting Agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash.
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
The accompanying consolidated statement of operations includes the following operating results related to this divested business (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$—	$21,605	$—	$62,367
Cost of revenue	—	14,317	—	41,004
Gross profit	—	7,288	—	21,363
Operating expenses:
Research and development	—	646	—	1,960
Selling, general and administrative	—	836	—	2,187
Restructuring charges	—	—	—	—
Total operating expenses	—	1,482	—	4,147
Income from discontinued operations	—	5,806	—	17,216
Other income	1,875	4,000	5,625	4,000
Gain on sale	—	—	308	—
Income before income taxes	1,875	9,806	5,933	21,216
Income tax provision	676	3,535	2,139	7,648
Income from discontinued operations	$1,199	$6,271	$3,794	$13,568

Above includes depreciation and amortization of	$—	$45	$—	$168
Cashflow from Operating Activities	—	8,588	—	12,332
Cashflow from (used in) Investing Activities	—	(5)	3,750	(255)

Other income recorded during the three and nine months ended July 1, 2016 related to the consulting agreement. The gain on sale recorded during the nine months ended July 1, 2016 related to the adjustment of accruals established at the time of the sale of the Automotive business. Amounts recorded during the three and nine months ended July 3, 2015 were from ongoing operating activities prior to the sale.

4. INVESTMENTS
All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,781	$11	$(72)	$14,720
Agency bonds	9,010	—	(4)	9,006
Total investments	$23,791	$11	$(76)	$23,726

	October 2, 2015	Net Realized/Unrealized Losses and Discount Amortization	Purchases and Issuances	Sales and Settlements	July 1, 2016
Corporate bonds	$24,462	$(321)	$21,941	$(31,362)	$14,720
Agency bonds	15,095	(98)	3,004	(8,995)	9,006
Total investments	$39,557	$(419)	$24,945	$(40,357)	$23,726

The contractual maturities of available-for-sale investments were as follows (in thousands):

	July 1, 2016	October 2, 2015
Less than 1 year	$11,008	$16,259
Over 1 year	12,718	23,298
Total investments	$23,726	$39,557
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 1, 2016.
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their net asset value ("NAV") and classified as Level 1. Corporate and agency bonds are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. Broker dealer bids or quotes on securities with similar characteristics may also be used.
The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by us. Specifically, we considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability-

weighted payments were discounted to present value using risk-adjusted discount rates. The maximum possible payment of contingent consideration is $1.5 million.
The fair value of the stock warrants has been estimated using a Black-Scholes option pricing model giving consideration to the quoted market price of the common stock on that date, an exercise price of $14.05, expected life of 4.5 years, expected volatility of 35.6% and risk free rate of 1.0%. Any significant change in these assumptions could have a material impact on the fair value of the stock warrants.
These estimates include significant judgments and actual results could materially differ and have a material impact upon the values of the recorded liabilities. Any changes in the estimated fair values of the liabilities in the future will be reflected in our earnings and such changes could be material.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	July 1, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,079	$1,079	$—	$—
Agency bonds	9,006	—	9,006	—
Corporate bonds	14,720	—	14,720	—
Total assets measured at fair value	$24,805	$1,079	$23,726	$—
Liabilities
Contingent consideration	$816	$—	$—	$816
Common stock warrant liability	25,563	—	—	25,563
Total liabilities measured at fair value	$26,379	$—	$—	$26,379

	October 2, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$15,000	$15,000	$—	$—
US treasuries and agency bonds	15,095	—	15,095	—
Corporate bonds	24,462	—	24,462	—
Total assets measured at fair value	$54,557	$15,000	$39,557	$—
Liabilities
Contingent consideration	$1,150	$—	$—	$1,150
Common stock warrant liability	21,822	—	—	21,822
Total liabilities measured at fair value	$22,972	$—	$—	$22,972
The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2015	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 1, 2016
Contingent consideration	$1,150	$66	$—	$(400)	$—	$816
Common stock warrant liability	$21,822	$3,741	$—	$—	$—	$25,563

	October 3, 2014	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	July 3, 2015
Trading Securities	$250	$—	$250	$—	$—	$500
Contingent consideration	$820	$—	$—	$—	$—	$820
Common stock warrant liability	$15,801	$15,671	$—	$—	$—	$31,472
6. INVENTORIES
Inventories consist of the following (in thousands):

	July 1, 2016	October 2, 2015
Raw materials	$64,261	$44,329
Work-in-process	14,002	3,086
Finished goods	38,815	32,528
Total	$117,078	$79,943
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	July 1, 2016	October 2, 2015
Land, buildings and improvements	$12,564	$10,981
Construction in process	16,627	25,898
Machinery and equipment	118,542	89,852
Leasehold improvements	12,729	9,161
Furniture and fixtures	1,820	983
Computer equipment and software	12,369	9,307
Total property and equipment	174,651	146,182
Less accumulated depreciation and amortization	(74,199)	(62,423)
Property and equipment, net	$100,452	$83,759
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended July 1, 2016 was $5.7 million and $15.2 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 3, 2015 was $3.7 million and $11.7 million, respectively.
8. DEBT
On May 8, 2014 we entered into a credit agreement ("Credit Agreement") with a syndicate of lenders. Our Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 ("Term Loans") and a revolving credit facility of $130.0 million, which matures in May 2019 ("Revolving Facility"). The effective interest rate on our Term Loans was 4.5% as of July 1, 2016. We also pay a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on our total net leverage ratio being within certain defined ranges) as well as overall agency fees. As of July 1, 2016, we had no borrowings under the Revolving Facility. We incurred $8.7 million in fees for the issuance of the Credit Agreement which were recorded as deferred financing costs and are being amortized over the life of Credit Agreement as interest expense. As of July 1, 2016, approximately $6.0 million of deferred financing costs remain unamortized. The Credit Agreement contains covenants that require among other items maintenance of certain financial ratios. As of July 1, 2016, we were in compliance with all financial covenants related to our debt obligations under the Credit Agreement.
As of July 1, 2016, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$343,000
Unamortized discount	(1,813)
Total Term Loans	341,187
Current portion	3,500
Long-term, less current portion	$337,687
As of July 1, 2016, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2016 (rest of fiscal year)	$875
2017	3,500
2018	3,500
2019	3,500
2020	3,500
Thereafter	328,125
Total	$343,000
The fair value of the Term Loans was estimated to be approximately $342.6 million as of July 1, 2016 and was determined using Level 3 inputs, including a quoted rate from a bank.
9. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of revenue	$6,440	$6,932	$20,249	$19,638
Selling, general and administrative	6,415	3,201	17,142	7,350
Total	$12,855	$10,133	$37,391	$26,988

Intangible assets consist of the following (in thousands):

	July 1, 2016	October 2, 2015
Acquired technology	$165,319	$162,536
Customer relationships	206,142	144,070
In-process research and development	8,000	8,000
Trade name	3,400	3,400
Total	382,861	318,006
Less accumulated amortization	(112,005)	(74,340)
Intangible assets — net	$270,856	$243,666
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 2, 2015	$411,352	$162,536	$144,070	$8,000	$3,400	$93,346
Acquired	87,665	10,400	55,350	—	—	21,915
Currency translation adjustment	11,108	1,803	6,722	—	—	2,583
Other intangibles purchased	668	668	—	—	—	—
Impairments of intangible assets	(10,088)	(10,088)	—	—	—	—
Balance at July 1, 2016	$500,705	$165,319	$206,142	$8,000	$3,400	$117,844

As of July 1, 2016, our estimated amortization of our intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the FiBest and Metelics acquisitions, was as follows (in thousands):

	2016 Remaining	2017	2018	2019	2020	Thereafter	Total
Amortization expense	$12,802	51,341	48,420	41,786	33,716	71,391	$259,456
Our trade name is an indefinite-lived intangible assets. During development, in-process research and development ("IPR&D") is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.
Accumulated amortization for acquired technology and customer relationships was $70.7 million and $41.4 million, respectively, as of July 1, 2016, and $45.6 million and $16.7 million, respectively, as of July 3, 2015.
During the second quarter of fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer to focus on development of our GaN-on-Silicon efforts.  As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets and inventory, would no longer have any future benefit.  The associated charges incurred during the nine months ended July 1, 2016 were $13.8 million which included a write-off of $10.1 million of intangible assets, $0.6 million of fixed assets, $1.0 million of contractual commitments and $2.0 million of inventory.
10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 1, 2016 and October 2, 2015. The outstanding shares of our common stock as of July 1, 2016 and October 2, 2015, presented in the accompanying consolidated statements of stockholders’ equity exclude 5,000 and 11,000 unvested shares of restricted stock awards, respectively, issued as compensation to employees that remained subject to forfeiture.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of July 1, 2016, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. The following is a summary of the activity of the warrant liability (in thousands):

Balance at October 2, 2015	$21,822
Change in estimated fair value	3,741
Balance at July 1, 2016	$25,563

11. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Numerator:
Income (loss) from continuing operations	$21,353	$1,756	$(7,462)	$(19,385)
Income from discontinued operations	1,199	6,271	3,794	13,568
Net income (loss)	$22,552	$8,027	$(3,668)	$(5,817)
Warrant liability gain	(15,339)	(546)	—	—
Net income (loss) attributable to common stockholders	$7,213	$7,481	$(3,668)	$(5,817)
Denominator:
Weighted average common shares outstanding-basic	53,516	53,098	53,253	50,433
Dilutive effect of options and warrants	1,772	2,076	—	—
Weighted average common shares outstanding-diluted	55,288	55,174	53,253	50,433
Common stock (loss) earnings per share-basic:
Continuing operations	$0.40	$0.03	$(0.14)	$(0.38)
Discontinued operations	0.02	0.12	0.07	0.27
Net common stock earnings (loss) per share-basic	$0.42	$0.15	$(0.07)	$(0.12)
Common stock (loss) earnings per share-diluted:
Continuing operations	$0.11	$0.02	$(0.14)	$(0.38)
Discontinued operations	0.02	0.11	0.07	0.27
Net common stock earnings (loss) per share-diluted	$0.13	$0.14	$(0.07)	$(0.12)
The table above excludes the effects of 2,006 and 2,127 shares for the nine months ended July 1, 2016 and July 3, 2015, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.
12. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended July 1, 2016.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against International Rectifier Corporation (“International Rectifier”), Infineon Technologies Americas Corporation, and Infineon Technologies AG (collectively, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. The suit arises out of agreements relating to GaN patents that were executed several years ago by Nitronex Corporation (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, and declaratory judgment of non-infringement of patents.  Infineon moved to dismiss MACOM’s complaint on July 5, 2016 on various procedural grounds. On July 19, 2016, we filed a first amended complaint omitting International Rectifier as a defendant (since we had been advised that formal legal entity no longer exists), making other amendments intended to moot the grounds for Infineon’s motion to dismiss, and adding a further claim of breach of contract based on some of Infineon’s GaN-on-Si product activities.  If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.
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

The following is a summary of the costs incurred and remaining balances included in accrued expenses for the nine months ended July 1, 2016 (in thousands):

Balance as of October 2, 2015	$943
Current period adjustments	2,100
Payments	(1,158)
Balance as of July 1, 2016	$1,885
The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2016. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs in the range of approximately $3.0 million to $5.0 million during the remainder of calendar year 2016 as we complete restructuring actions primarily associated with the Metelics Acquisition.
14. SHARE-BASED COMPENSATION
Stock Plans
As of July 1, 2016, we had 7.9 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the "2012 Plan"). Under the 2012 Plan, we have the ability to issue incentive stock options, non-statutory stock options, performance-based non-statutory stock options, stock appreciation rights, restricted stock (RSAs), restricted stock units ("RSUs"), performance-based stock units, performance shares, and other equity-based awards to employees, directors and outside consultants. Options granted to date primarily vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, and generally have a term of up to 10 years. Certain of the share-based awards granted and outstanding as of July 1, 2016 are subject to accelerated vesting upon a changes in control. The financial impact of any modifications to share-based awards during the periods presented was not material. As of July 1, 2016, total unrecognized compensation cost related to the employee stock purchase plan was not material.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and nine months ended July 1, 2016 and July 3, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of revenue	$652	$477	$1,602	$1,372
Research and development	1,903	1,272	5,411	3,399
Selling, general and administrative	3,626	2,904	12,394	9,010
Total stock-based compensation expense	$6,181	$4,653	$19,407	$13,781
As of July 1, 2016, the total unrecognized compensation costs related to outstanding stock options and RSUs expected to vest was $50.6 million, which we expect to recognize over a weighted-average period of 2.7 years.
Stock Options
We had 1.1 million stock options outstanding as of July 1, 2016, with a weighted-average exercise price per share of $22.94 and weighted-average remaining contractual term of 6.0 years. The aggregate intrinsic value of the stock options outstanding as of July 1, 2016 was $10.7 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
During the three months ended July 1, 2016, we granted 5,000 performance options which will vest subject to certain revenue and gross margin targets being achieved. These performance stock options were valued at $10.54 per share at the date of grant using the Black-Scholes option pricing model. Also, during the nine months ended July 1, 2016, we granted 300,000 performance-based non-qualified stock options with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. These performance options with market conditions are valued using a Monte Carlo simulation model. Compensation cost is recognized regardless of the number of awards that are earned based on the market condition. Compensation cost is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s common stock achieves the target price of $64.22 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.

The total intrinsic value of options at the time of exercise was $0.4 million and $3.0 million for the three and nine months ended July 1, 2016 and was $2.6 million and $3.6 million for the three and nine months ended July 3, 2015.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the nine months ended July 1, 2016, is as follows (in thousands):

	Number of Shares	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value
Balance at October 2, 2015	1,692	$25.30	$48,375
Granted	766	$39.98
Vested and released	(748)	$23.90
Forfeited, canceled or expired	(49)	$30.04
Balance at July 1, 2016	1,661	$32.56	$53,800
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the nine months ended July 1, 2016 and July 3, 2015 had fair value of $26.4 million and $21.4 million as of the vesting date, respectively.
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and nine months ended July 1, 2016 and July 3, 2015, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.
The balance of the unrecognized tax benefit as of July 1, 2016 and October 2, 2015 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 US tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending July 1, 2016, we did not make any payment of interest and penalties.
As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing additional information. Related to the FiBest Acquisition, we recorded, on a preliminary basis, an aggregate net deferred income tax liability acquired in the FiBest Acquisition which is estimated to be $11.8 million which includes the net deferred income tax asset of $2.5 million relating to net operating loss ("NOL") carryforwards and a net deferred income tax liability of $14.3 million related to the difference between the book and tax basis of the intangible and other assets acquired. Related to the Metelics Acquisition we do not anticipate the recording of any deferred taxes due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.
16. RELATED PARTY TRANSACTIONS
GaAs Labs, LLC ("GaAs Labs"), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice.
In the nine months ended July 1, 2016, we recorded charges to GaAs Labs of less than $0.1 million for services provided pursuant to this agreement and have recorded these amounts as other income in the accompanying condensed consolidated statements of operations. All amounts were recorded in the first quarter of fiscal year 2016. In the nine months ended July 1, 2016 and July 3, 2015 we recorded revenue of $0.1 million and $0.2 million, respectively, associated with product sales to a public company with a common director.

17. SUPPLEMENTAL CASH FLOW INFORMATION
As of July 1, 2016 and July 3, 2015, we had $0.9 million and $0.8 million in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Nine Months Ended
	July 1, 2016	July 3, 2015
Cash paid for interest	$12,285	$11,521
Cash paid for income taxes	$1,080	$890
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
United States	$39,763	$34,067	$110,747	$116,252
Asia Pacific (1)	91,820	64,700	251,281	164,652
Other Countries (2)	10,705	10,291	29,613	27,141
Total	$142,288	$109,058	$391,641	$308,045

	As of
Long-Lived Assets by Geographic Region	July 1, 2016	October 2, 2015
United States	$84,129	$72,617
Asia Pacific (1)	13,452	8,740
Other Countries (2)	2,871	2,402
Total	$100,452	$83,759

(1)	Asia Pacific represents China, Taiwan, Hong Kong, Japan, Singapore, India, Thailand, Korea, Australia, Malaysia and the Philippines.

(2)	No international country or region represented greater than 10% of the total net long-lived assets or revenue as of the dates presented, other than the Asia-Pacific region as presented above.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Customer A	16%	8%	16%	6%
Customer B	12%	12%	12%	13%
Customer C	9%	14%	11%	18%

Accounts Receivable	July 1, 2016	October 2, 2015
Customer A	13%	14%
Customer B	15%	10%
Customer C	14%	22%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and nine months ended July 1, 2016 and July 3, 2015, our top ten customers represented 63% and 63% and 56% and 57% of total revenue, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016 filed with the United States Securities and Exchange commission ("SEC") on April 27, 2016 and our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with the SEC on November 24, 2015.
In this document, the words "Company," "we," "our," "us" and similar terms refer only to MACOM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not to any other person or entity.
MACOM, M/A-COM, M/A-COM Technology Solutions, M/A-COM Tech, Partners in RF & Microwave, and related logos are trademarks of MACOM. All other trademarks are property of their respective owners.
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 as filed with the SEC on November 24, 2015 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016 filed with the SEC on April 27, 2016. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest”), a Japan-based merchant market component supplier of optical sub-assemblies ("FiBest Acquisition"). In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.
On December 14, 2015, we acquired Aeroflex/Metelics, Inc. ("Metelics”), a diode supplier for aggregate cash consideration of $38.0 million ("Metelics Acquisition"). We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition.
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
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeterwave and photonic spectrum and in high-speed communications. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.
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
Results of Operations
The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$142,288	$109,058	$391,641	$308,045
Cost of revenue (1) (5) (6)	68,326	56,562	191,836	161,416
Gross profit	73,962	52,496	199,805	146,629
Operating expenses:
Research and development (1)	26,064	20,965	77,589	60,186
Selling, general and administrative (1) (3)	35,866	26,592	105,169	80,067
Impairment charges (6)	760	—	11,765	—
Restructuring charges	1,092	558	2,100	971
Total operating expenses	63,782	48,115	196,623	141,224
Income from operations	10,180	4,381	3,182	5,405
Other income (expense)
Warrant liability gain (expense) (2)	15,339	546	(3,741)	(15,671)
Interest expense	(4,363)	(4,505)	(13,117)	(13,951)
Other income (expense)	16	(225)	36	(1,227)
Total other income (expense), net	10,992	(4,184)	(16,822)	(30,849)
Income (loss) before income taxes	21,172	197	(13,640)	(25,444)
Income tax benefit	(181)	(1,559)	(6,178)	(6,059)
Income (loss) from continuing operations	21,353	1,756	(7,462)	(19,385)
Income from discontinued operations (4)	1,199	6,271	3,794	13,568
Net income (loss)	$22,552	$8,027	$(3,668)	$(5,817)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Stock-based compensation included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
(a) Intangible amortization expense:
Cost of revenue	$6,440	$6,932	$20,249	$19,638
Selling, general and administrative	6,415	3,201	17,142	7,350
(b) Stock-based compensation expense:
Cost of revenue	$652	$477	1,602	1,372
Research and development	1,903	1,272	5,411	3,399
Selling, general and administrative	3,626	2,904	12,394	9,010

(2) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(3) Includes acquisition and transaction related costs of $2.7 million and $0.5 million associated with the FiBest and Metelics acquisitions primarily during the nine months ended July 1, 2016 and $4.2 million for BinOptics Corporation ("BinOptics")during the nine months ended July 3, 2015, respectively.
(4) For additional information related to this item refer to Note 3 - Discontinued Operations in this Quarterly Report on Form 10-Q.
(5) Includes acquisition fair market value inventory step-up related expenses of $2.2 million for the nine months ended July 1, 2016, and $6.3 million for the nine months ended July 3, 2015.

(6) Includes impairment and inventory related charges of $11.8 million and $2.0 million, respectively, related to exiting a product line for the nine months ended July 1, 2016.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.0	51.9	49.0	52.4
Gross profit	52.0	48.1	51.0	47.6
Operating expenses:
Research and development	18.3	19.2	19.8	19.5
Selling, general and administrative	25.2	24.4	26.9	26.0
Impairment charges	0.5	—	3.0	—
Restructuring charges	0.8	0.5	0.5	0.3
Total operating expenses	44.8	44.1	50.2	45.8
Income from operations	7.2	4.0	0.8	1.8
Other income (expense)
Warrant liability gain (expense)	10.8	0.5	(1.0)	(5.1)
Interest expense	(3.1)	(4.1)	(3.3)	(4.5)
Other income (expense)	—	(0.2)	—	(0.4)
Total other income (expense), net	7.7	(3.8)	(4.3)	(10.0)
Income (loss) before income taxes	14.9	0.2	(3.5)	(8.3)
Income tax benefit	(0.1)	(1.4)	(1.6)	(2.0)
Income (loss) from continuing operations	15.0	1.6	(1.9)	(6.3)
Income from discontinued operations	0.8	5.8	1.0	4.4
Net income (loss)	15.8%	7.4%	(0.9)%	(1.9)%
Comparison of the Three and Nine Months Ended July 1, 2016 to the Three and Nine Months Ended July 3, 2015
We acquired FiBest and Metelics during December 2015. These acquisitions had annualized revenue of approximately $24.0 million and $37.0 million, respectively. We acquired BinOptics ("BinOptics Acquisition") in December 2014, which had annualized revenue of approximately $45.0 million. Our quarterly Statements of Operations includes activity since the dates of acquisition, representing less than seven months of activity for FiBest and Metelics for the three and nine months ended July 1, 2016 and BinOptics for the three and nine months ended July 3, 2015.
Revenue. Our revenue increased $33.2 million, or 30.5%, to $142.3 million for the three months ended July 1, 2016, from $109.1 million for the three months ended July 3, 2015 and our revenue increased $83.6 million, or 27.1%, to $391.6 million for the nine months ended July 1, 2016, from $308.0 million for the nine months ended July 3, 2015, respectively. The increase in revenue in the three and nine months ended July 1, 2016 is further described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 1, 2016	July 3, 2015	% Change	July 1, 2016	July 3, 2015	% Change
Networks	$104,605	$74,061	41.2%	$283,969	$194,654	45.9%
A&D	18,128	20,322	(10.8)%	54,466	64,635	(15.7)%
Multi-market	19,555	14,675	33.3%	53,206	48,756	9.1%
Total	$142,288	$109,058		$391,641	$308,045

Networks	73.5%	67.9%		72.5%	63.2%
A&D	12.7%	18.6%		13.9%	21.0%
Multi-market	13.8%	13.5%		13.6%	15.8%
Total	100.0%	100.0%		100.0%	100.0%
For the nine months ended July 3, 2015, the table above includes $17.5 million recognized in connection with a change in estimate related to distribution revenue recognition. These amounts were primarily recorded in the first fiscal quarter of 2015 and include $7.1 million related to Networks, $5.4 million related to A&D and $5.0 million related to Multi-market, respectively.
In the three and nine months ended July 1, 2016, our Networks market revenue increased by $30.5 million, or 41.2% and $89.3 million, or 45.9%, respectively, compared to the three and nine months ended July 3, 2015. The increase was primarily related to the BinOptics Acquisition and FiBest Acquisition, along with other products addressing carrier infrastructure, fiber to the home access networks and initial 100G long haul deployments, as well as, increased sales of our other products targeting optical applications and Optoelectronic sales and increasing revenues from our FiBest Acquisition. These increases were partially offset by weakness in our products targeting wired broadband and wireless backhaul as well as the distributor revenue adjustment recorded during the nine months ended July 3, 2015.
In the three and nine months ended July 1, 2016, our A&D market revenue decreased by $2.2 million, or 10.8%, and $10.2 million, or 15.7%, respectively, compared to the three and nine months ended July 3, 2015. The decrease was primarily due to the impact of the change in distributor revenue recognition during the first quarter of fiscal 2015, as well as lower demand for products targeting satellite communication applications during the nine months of 2016, which were partially offset by incremental revenue from the Metelics Acquisition.
In the three and nine months ended July 1, 2016, our Multi-market revenues increased by $4.9 million, or 33.3%, and $4.5 million, or 9.1%, respectively, compared to the three and nine months ended July 3, 2015. The increase was primarily due to incremental revenue from the Metelics Acquisition, partially offset by the change in distributor revenue recognition during the nine months ended July 3, 2015.
Gross profit. Gross margin was 52.0% and 51.0%, respectively, for the three and nine months ended July 1, 2016, and 48.1% and 47.6%, respectively, for the three and nine months ended July 3, 2015. Gross profit during the three and nine months ended July 1, 2016, was positively impacted by increased sales of higher gross margin products, revenue from newly acquired businesses, as well as lower expenses associated with the step-up in fair value of inventory related to acquisitions, partially offset by higher intangible amortization expense and charges associated with the exit of one of our product lines incurred during the second fiscal quarter of 2016 as well as lower margins for certain products due to forward pricing in exchange for volume orders.
Research and development. R&D expense increased by $5.1 million, or 24.3%, to $26.1 million, or 18.3% of our revenue, for the three months ended July 1, 2016, compared with $21.0 million, or 19.2% of our revenue, for the three months ended July 3, 2015. R&D expense increased by $17.4 million, or 28.9%, to $77.6 million, or 19.8% of our revenue, for the nine months ended July 1, 2016, compared with $60.2 million, or 19.5% of our revenue, for the nine months ended July 3, 2015. R&D expense increased in the 2016 periods primarily as a result of additional costs from our acquisitions, higher stock-based and variable compensation as well as increased spending on new product development initiatives.
Selling, general and administrative. Selling, general and administrative expense increased by $9.3 million, or 34.9%, to $35.9 million, or 25.2% of our revenue, for the three months ended July 1, 2016, compared with $26.6 million, or 24.4% of our revenue, for the three months ended July 3, 2015. Selling, general and administrative expense increased by $25.1 million, or 31.4%, to $105.2 million, or 26.9% of our revenue, for the nine months ended July 1, 2016, compared with $80.1 million, or 26.0% of our revenue, for the nine months ended July 3, 2015. Selling, general and administrative expenses increased in the 2016 periods primarily due to higher intangible amortization, stock-based and variable compensation as well as additional costs from acquisitions, partially offset by lower acquisition related transaction compensation expenses.
Impairment charges. Impairment charges totaled $0.8 million and $11.8 million for the three and nine months ended July 1, 2016. During fiscal year 2016 we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer.  As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets as well as inventory with a value of $2.0 million would no longer have any future benefit. There were no impairment charges during the same periods in the prior fiscal year.
Restructuring charges. Restructuring charges totaled $1.1 million and $0.6 million for the three months ended July 1, 2016 and July 3, 2015 and $2.1 million and $1.0 million during the nine months ended July 1, 2016 and July 3, 2015, respectively. The increase in restructuring charges during the first nine months of 2016 were primarily related to the Metelics Acquisition. We expect to incur additional restructuring costs in the range of approximately $3.0 million and $5.0 million during the remainder of calendar year 2016 as we complete these restructuring actions.
Warrant liability. Our warrant liability resulted in a gain of $15.3 million and expense of $3.7 million for the three and nine months ended July 1, 2016, compared to a gain of $0.5 million and expense of $15.7 million for the three and nine months ended July 3, 2015, respectively. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. The income tax benefit was $0.2 million for the three months ended July 1, 2016, compared to a benefit of $1.6 million for the three months ended July 3, 2015. The income tax benefit was $6.2 million for the nine months ended July 1, 2016, compared to a benefit of $6.1 million for the nine months ended July 3, 2015. The income tax benefit for the three and nine months ended July 1, 2016 was impacted by non taxable discrete income of $15.3 million and a non-deductible discrete loss of $3.7 million, respectively, for changes in fair value of the stock warrant liability. The income tax benefit for the three and nine months ended July 1, 2016 was also impacted by a discrete write-off of $0.8 million and $11.8 million, respectively, for assets associated with the exiting of a product line.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the nine months ended July 1, 2016 and July 3, 2015, respectively, was primarily impacted by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at rates generally lower than the U.S. tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, partially offset by U.S. state income taxes.
As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing additional information. Related to the FiBest Acquisition, we recorded, on a preliminary basis, an aggregate net deferred income tax liability acquired in the FiBest Acquisition which is estimated to be $11.8 million which includes the net deferred income tax asset of $2.5 million relating to NOL carryforwards and a net deferred income tax liability of $14.3 million related to the difference between the book and tax basis of the intangible and other assets acquired. Related to the Metelics Acquisition, we do not anticipate the recording of any deferred taxes due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the nine months ended July 1, 2016 and July 3, 2015, respectively (in thousands):

	Nine Months Ended
	July 1, 2016	July 3, 2015
Cash and cash equivalents, beginning of period	$122,312	$173,895
Net cash provided by operating activities	54,347	28,195
Net cash used in investing activities	(91,231)	(242,073)
Net cash (used in) provided by financing activities	(18,003)	121,071
Effect of exchange rates on cash balances	(583)	(401)
Cash and cash equivalents, end of period	$66,842	$80,687
Cash Flow from Operating Activities:
Our cash flow from operating activities for the nine months ended July 1, 2016 of $54.3 million consists of a net loss of $3.7 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $91.3 million less changes in operating assets and liabilities of $33.3 million. Adjustments to reconcile our net loss to cash provided by operating activities of $91.3 million primarily included depreciation and intangible amortization expense of $52.6 million, stock-based incentive compensation expense of $19.4 million, impairment related charges of $13.0 million and warrant liability expense of $3.7 million. In addition, cash used by operating assets and liabilities was $33.3 million for the nine months ended July 1, 2016 primarily driven by an increase in inventory of $25.1 million and decreases in accounts payable of $2.2 million. Inventory increases during the nine months of our fiscal year 2016 are expected to support anticipated customer demand during the remainder of fiscal 2016.

Our cash flow from operating activities for the nine months ended July 3, 2015 of $28.2 million consists of a net loss of $5.8 million plus adjustments to reconcile our net loss to cash provided by operating activities of $86.2 million less changes in operating assets and liabilities of $52.2 million. Adjustments to reconcile our net loss to cash provided by operating activities of $86.2 million primarily included depreciation and intangible amortization expense of $38.7 million, stock-based incentive compensation expense of $13.8 million and warrant liability expense of $15.7 million. In addition, cash used by operating assets and liabilities was $52.2 million for the nine months ended July 3, 2015 primarily driven by an escrow payment associated with the retention of BinOptics Acquisition employees of $14.6 million, a decrease in deferred revenue of $16.9 million, a decrease in accounts payable of $7.6 million and a decrease in accrued liabilities of $10.5 million, primarily associated with a payment for BinOptics Acquisition related professional fees.
Cash Flow from Investing Activities:
Our cash flow used by investing activities consists primarily of cash paid for the FiBest and Metelics acquisitions of $85.5 million and capital expenditures of $24.1 million, for the nine months ended July 1, 2016. The $3.8 million of cash provided from discontinued operations during the nine months ended July 1, 2016, was associated with the sale of our Automotive business which occurred in August 2015. Additionally, during the nine months ended July 1, 2016, we purchased $24.9 million of short term investments and received proceeds of $40.4 million related to the sale of short term investments which was used to fund acquisitions and operating activities.
Our cash flow used by investing activities consists primarily of cash paid for the BinOptics Acquisition of $208.4 million and capital expenditures of $32.5 million for the nine months ended July 3, 2015. For additional information related to Acquisitions, Divestitures and Investments see Notes 2, 3 and 4 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flow from Financing Activities:
During the nine months ended July 1, 2016, our cash used from financing activities of $18.0 million was primarily related to $9.6 million in payments of debt assumed in connection with our FiBest Acquisition and $10.0 million in purchases of stock associated with employee tax withholdings, partly offset by $5.3 million of proceeds from stock option exercises and employee stock purchases.
Cash flow from financing activities for the nine months ended July 3, 2015 was $121.0 million and included proceeds of $100.0 million from our revolving credit facility which was subsequently used to fund our BinOptics Acquisition. In addition, we paid $7.9 million in purchases of stock associated with employee tax withholdings, partly offset by $5.3 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of July 1, 2016, we held $66.8 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 1, 2016, cash held by our foreign subsidiaries was $38.3 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.
We plan to use our available cash and cash equivalents, short term investments, and potential remaining borrowing capacity under our Revolving Facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We may also use a portion of our cash and cash equivalents and any amounts remaining under our Revolving Facility, which we may draw on from time to time, for the acquisition of, or investment in, complementary technologies, design teams, products and companies.We believe that our cash and cash equivalents, short term investments, cash generated from operations, and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
For additional information related to our Liquidity and Debt, see Note 8 - Debt included in this Quarterly report on Form 10-Q.
Recent Accounting Pronouncements
Our Recent Accounting Pronouncements are described in the notes to our October 2, 2015 consolidated financial statements, which were included in our Annual Report on Form 10-K.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This update simplifies the presentation of deferred income taxes by eliminating the current requirements to classify deferred income tax assets and liabilities between current and noncurrent.  The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  For public business entities, the standard is effective in the annual reporting periods beginning after December 15, 2016.  Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented.  We have elected to adopt this standard early and have implemented the change prospectively as of the second quarter of fiscal 2016; prior periods were not adjusted.  As of the second quarter of fiscal 2016, we included $31.4 million of current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.
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
In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of July 1, 2016.

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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity, and earn a money market rate of return. To minimize market risk, we maintain our portfolio in cash and diversified short-term investments, which may consist of corporate bonds, government bonds, bank deposit and money market funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations. We do not enter into financial instruments for trading or speculative purposes.
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of July 1, 2016, we had $343.0 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $3.4 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of July 1, 2016 due to the material weakness in internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
As a result of the FiBest and Metelics acquisitions, we are currently evaluating the processes and procedures of our acquired businesses' internal controls over financial reporting and incorporate such internal controls into our financial reporting framework. In addition, we implemented certain information technology controls as described in our remediation activities noted below. Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended July 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended October 2, 2015, we identified a material weakness in our internal control over financial reporting related to information technology general controls in the areas of user access and program change management. We have developed a remediation plan for this material weakness, the implementation of which remains ongoing as of July 1, 2016 and is described in our Annual Report on Form 10-K filed with the SEC on November 24, 2015.
Specifically, in the current fiscal year, we:

▪
Implemented stricter administrator access control on certain information systems including our primary ERP system by limiting ability to make program changes to only authorized and appropriate personnel;

▪	Implemented formal provisioning and monitoring procedures specific to privileged user access in our primary ERP system;

▪	Implemented new change management controls to ensure that all system changes are properly monitored and controlled;

▪	Expanded the number and expertise of resources to support and monitor our information technology control structure; and

▪	Initiated a role redesign process for our primary ERP system to reduce segregation of duties conflict risk.
We believe the measures identified above will remediate the material weakness and will strengthen our internal controls over financial reporting related to information technology general controls in the areas of user access and program change management. We are in the process of testing the ongoing operating effectiveness of the enhanced controls and plan to complete our testing before or in connection with the preparation of our consolidated financial statements for the fiscal year ending September 30, 2016. We will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of July 1, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended July 1, 2016.

GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against International Rectifier Corporation (“International Rectifier”), Infineon Technologies Americas Corporation, and Infineon Technologies AG (collectively, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. The suit arises out of agreements relating to GaN patents that were executed several years ago by Nitronex Corporation (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, and declaratory judgment of non-infringement of patents.  Infineon moved to dismiss MACOM’s complaint on July 5, 2016 on various procedural grounds. On July 19, 2016, we filed a first amended complaint omitting International Rectifier as a defendant (since we had been advised that formal legal entity no longer exists), making other amendments intended to moot the grounds for Infineon’s motion to dismiss, and adding a further claim of breach of contract based on some of Infineon’s GaN-on-Si product activities.  If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended October 2, 2015 and our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there has been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the year ended October 2, 2015, except at noted in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 and as noted below:
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
Sales to customers located outside the U.S. accounted for 63.6% of our revenue for the fiscal year ended October 2, 2015. Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S.  We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a significant part of our total revenue. Therefore, any financial crisis or other major event causing business disruption in international jurisdictions generally, and the Asia Pacific region in particular, could negatively effect our future revenues and results of operations.  Further, in 2016 the U.S. Bureau of Industry and Security temporarily blocked exports of U.S. products to one of the largest Chinese telecommunications equipment OEM manufacturers, and issued an administrative subpoena to the largest such manufacturer (who accounted for more than 10% of our revenue for the fiscal year ended October 2, 2015), which could possibly lead to similar restrictions in the future. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.
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
Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market generally, and in the optical networks market in particular, which accounted for a majority of our revenue in the three months ended July 1, 2016. The rate and extent to which these markets grow, if at all, is uncertain. For example, our ability to capitalize on our recently announced market opportunities in 100G optical networks, GaN RF power and active antennas will depend on, among other things, the future size and growth rates of these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including insufficient consumer demand, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes, changes in export controls or other regulatory environments, macro-economic factors and changes in network specifications. If demand for electronic systems that incorporates our products declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, which may adversely affect our business, financial condition and results of operations. In particular, we believe that the rollout of fiber-to-the-home network technology and other new network technology developments in China, Japan and certain other geographies will be an important factor in our future growth. If any such expected rollout fails to occur, occurs more slowly than we expect or does not result in the amount or type of new business we anticipate, purchases of our products intended to address the affected markets may be reduced or not occur, which may materially and adversely affect our business, financial condition, results of operations and prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 2, 2016 - April 29, 2016	18	$40.89	—	—
April 30, 2016 - May 27, 2016	97,314	36.80	—	—
May 28, 2016 - July 1, 2016	8,210	32.34	—	—
	105,542	$36.45	—	—

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on June 2, 2016).
10.1
Purchase and Sale Agreement and Escrow Instructions by and between M/A-COM
Technology Solutions Inc., and Calare Properties, Inc., dated May 26, 2016 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 2, 2016).

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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Dated: 7/27/2016	By:	/s/John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: 7/27/2016	By:	/s/Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)