Form 10-K
period 2016-09-30
MACOM Technology Solutions Holdings, Inc.
filed 2016-11-17
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
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
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 1, 2016, the last business day of the registrant's second fiscal quarter, was approximately $1.3 billion based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 11, 2016 was 53,689,550.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 30, 2016.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements, including statements regarding our business outlook, strategy, plans, expectations, estimates and objectives for future operations, and our future results of operations and financial position. Forward-looking statements include all statements that are not historical facts and generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms, but are not the exclusive means of identifying forward-looking statements in this Annual Report.
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
In this document, the words “Company,” “we,” “our,” “us,” and similar terms refer only to MACOM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.
“MACOM,” “M/A-COM,” “M/A-COM Technology Solutions,” “M/A-COM Tech,” “Partners in RF & Microwave” and related logos are trademarks of MACOM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l
ITEM 1. BUSINESS
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and photonic spectrum. Our technology enables next-generation radars for air traffic control and weather forecasting, as well as mission success on the modern networked battlefield. We help our customers, including some of the world’s leading communications infrastructure, aerospace and defense companies, solve complex challenges in areas including network capacity, signal coverage, energy efficiency and field reliability, utilizing our best-in-class team and broad portfolio of analog RF, microwave, millimeterwave and photonic semiconductor solutions.
We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 4,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules (MCM), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across more than 40 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (MRI) and unmanned aerial vehicles (UAVs). Our primary markets are: Networks, which includes carrier and enterprise infrastructure, wired broadband and cellular backhaul, cellular infrastructure, photonic solutions and fiber optic applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and, Multi-market, which includes industrial, medical, test and measurement and scientific applications.
We have built upon a 60-year heritage of delivering innovative solutions dating back to the founding of Microwave Associates, Inc. We utilize our system-level knowledge and our extensive capabilities in high-frequency modeling, IC design, integration, packaging and manufacturing of semiconductors to address our customers’ needs. Our specialized engineers and technologists located across 17 global design centers collaborate with our customers during the early stage of their system development process to incorporate our standard products and identify custom products we can develop to enhance their overall system performance. We intend to continue to expand our revenue opportunities through our market-facing strategy of aligning our solutions with our customers’ needs and collaborating with them during the product definition stage of their systems toward design-in of our products. We believe this approach will allow us to sell more complete semiconductor solutions that integrate more functions and incorporate more highly-valued content into our products. We believe the combination of our market-facing strategy, targeted development projects, our engineering expertise and our fabrication capabilities enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions.
Many of our products have long life cycles ranging from five to ten years, and some of our products have been shipping for over 20 years. We continue to develop or acquire new products and technologies to improve our ability to serve our target markets. Our growth strategy is to increase our market share, strengthen our customer relationships and capture more design wins. As we grow our portfolio and technology base we believe our customers will select more of our components for use in their systems.
We believe our “fab-lite” manufacturing model provides us with a competitive advantage and an attractive financial model by allowing us to utilize our variable cost structure and enabling us to adapt to changing market conditions and customer demands. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters and in Ithaca, New York. We manufacture compound semiconductors including Gallium Arsenide (GaAs) and Indium Phosphide (InP), and we are currently in the process of adding Gallium Nitride (GaN) fabrication capacity as well. In the A&D market, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a “Trusted Foundry” offers us further competitive differentiation.
We also utilize external semiconductor foundries to supply us with additional capacity and lower costs, and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies and commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe our fab-lite strategy provides us with dependable domestic supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the experience base cultivated through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
We serve our broad and diverse customer base through a multi-channel sales strategy utilizing our direct sales force, a global network of independent sales representatives, distributors and an e-commerce channel. Our direct sales force and application engineers are focused on securing design wins by supporting industry-leading original equipment manufacturer (OEM) customers. Our external sales representatives, distributors and our e-commerce channel are focused on increasing our design wins with smaller or emerging customers early in their new product development efforts.
Our Markets & Products
The growth of advanced electronic systems using analog RF, microwave, millimeterwave and photonic semiconductor technologies has created demand for high-performance analog semiconductor components, modules and solutions. The terms RF, microwave and millimeterwave are used to refer to electromagnetic waves in a particular frequency range produced by applying an alternating current to an antenna or conductor. A wide variety of advanced electronic systems rely on electromagnetic waves for high-speed data transmission or reception. We offer high-performance analog semiconductor products for both wireless and wireline applications across the frequency spectrum from RF to millimeterwave and beyond through photonics. We develop high-value products to serve our customers in three primary markets including Networks, A&D and Multi-market.
The market demand for high-performance analog RF, microwave, millimeterwave, and photonic semiconductors is driven by the growth of mobile Internet devices, cloud computing and streaming video that strain existing network capacity, as well as the growth in advanced information-centric military applications. In addition, the increasing need for real-time information, sensing and imaging functions in industrial, medical, scientific and test and measurement applications is driving demand for our products.
Networks. Growth in the Networks market is driven by the proliferation of wireless and wired devices from smartphones and tablets to data centers, as well as the data rich applications and services they enable such as mobile Internet, cloud computing, video-on-demand, social media, global positioning functionality and location based services. Growth in global next-generation Internet and Internet of Things (IoT) applications drives demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul, cellular infrastructure, wired broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.
In December 2014, we completed the acquisition of BinOptics Corporation (BinOptics), a leading merchant provider of InP lasers for data centers, mobile backhaul, silicon photonics and access networks (BinOptics Acquisition). With this acquisition, we have broadened our position in the growing optical component market and expanded our growth opportunities in data center networks, including silicon photonics applications. This transaction expands our optical portfolio with differentiated edge-emitting and surface-emitting Fabry Perot and Distributed Feedback lasers, incorporating proprietary and patented Etched Facet Technology (EFT) for lasers that enables wafer-scale economics in both device manufacturing and testing.
In December 2015, we completed the acquisition of FiBest Limited (FiBest) a Japan-based merchant market component supplier of optical sub-assemblies (FiBest Acquisition). We acquired FiBest to expand our position in optical networking components. The operations of FiBest are included in our consolidated financial statements from the date of acquisition.
Our expertise in system-level architectures and advanced IC design capability allow us to offer Networks OEM customers highly-integrated solutions optimized for performance and cost. Our portfolio of opto-electronics products includes lasers, clock and data recovery, optical post amplifiers, laser and modulator drivers, transimpedance amplifiers, transmitter and receiver applications in 2.5/6/10/40/100/400 gigabits per second (Gbps) long haul, metro, data center links and fiber-to-the-X (FTTx) fiber optic network components that enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. We match our opto-electronic components to various lasers enabling our customers to buy more complete solutions for their opto-electronic systems. For optical communications applications, we utilize a proprietary combination of GaAs, InP, and Silicon Germanium (SiGe) technologies to obtain advantages in performance and size. For wired broadband applications, we offer OEM customers the opportunity to streamline their supply chain through our broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers, and combiners.
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
In December 2015, we acquired Aeroflex/Metelics, Inc. (Metelics), a diode supplier, in order to expand our existing diode product lines (Metelics Acquisition). The operations of Metelics are included in our consolidated financial statements from the date of acquisition through our fiscal year ended September 30, 2016.
We believe our in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our A&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection, which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom power transistor pallets, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (MMICs), control components, voltage-controlled oscillators (VCOs), transformers, power transistors and pallets, and diodes. In some cases, we design parts specifically for these applications, while in others, our reputation for quality and our broad catalog allows these demanding customers to reduce the cost of their high-performance systems by designing in standard dual-use or commercial off-the-shelf parts that we have developed for other applications. We believe manufacturing many of these products in our Lowell, Massachusetts Trusted Foundry offers us a competitive advantage in the A&D market because of certain A&D customers’ requirements for a domestic supply chain.
Multi-market. Multi-market encompasses industrial, medical, test and measurement and scientific applications, where analog RF, microwave and millimeterwave semiconductor solutions are gaining prevalence. In addition, evolving medical technology has increased the need for high-performance MMICs and other semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality.
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
To address our target markets, we offer a broad range of standard and custom ICs, modules and complete subsystems across approximately 40 product lines. Our product catalog currently consists of more than 4,500 products including the following key product platforms: power pallets and transistors, ICs, diodes, switches and switch limiters, passive and active components, MCMs, and complete subsystems. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise with regard to power transistor technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems. The table below presents the major product families and major applications in our primary target markets.

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
Transformers/Baluns
Transimpedance Amplifiers
Upconverters/Downconverters
VoIP Processors
Voltage Controlled Oscillators
Lasers
Optical Sub-Assemblies (OSA)

Aerospace and Defense	Amplifiers	Air Traffic Control Radar
	Attenuators	Weather Radar
	Components	Public Safety Radios
	Diodes	Tactical & Manpack Radios
	Power Transistors & Modules	Satellite Communications
	Mixers	Military Communications
	Phase Shifters	Military Radar
Switch Limiters
Voltage Control Oscillators
High Reliability Screening

Multi-Market	Amplifiers	Industrial
	Attenuators	Medical
	Couplers	Scientific
	Diodes	Test & Measurement
Logic Drivers
Mixers
Power Detectors
Power Transistors
Switches
Transceivers
Voltage Control Oscillators
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

Research and Development
Our research and development efforts are directed toward the rapid development of new and innovative products and solutions, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design technology and packaging technology defines the performance parameters and the customers’ acceptance of our products. We believe our core competency is the ability to model, design, integrate, package and manufacture differentiated solutions. We leverage this core competency to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
Circuit design and device modeling expertise. Our engineers are experts in the design of circuits capable of reliable, high-performance analog RF, microwave, millimeterwave and photonic signal conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power and environmentally-rugged operating conditions. We also develop proprietary device and electro-magnetic modeling techniques that our engineers use to generate predictive models prior to fabrication. Our predictive modeling expertise allows us to achieve faster design cycle times resulting in shorter time to market for our products.
Semiconductor process technology. We leverage our domestic semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.
Packaging expertise. Our extensive packaging expertise enables us to model the interaction between the semiconductor and its package. Our engineers make adjustments in the design of both the semiconductor and the package, to take account of that interaction. We offer products in a variety of different package types for specific applications, including plastic over-molded, ceramic and laminate-based packaging.
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
Our engineers’ radar, optical and microwave system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality.
Research and development expenses were $107.7 million, $82.2 million and $71.4 million for fiscal years 2016, 2015 and 2014, respectively. We anticipate that we will continue to make significant research and development expenditures in order to drive future new product and process introductions and maintain our competitive position.
Sales and Marketing
We employ a global multi-channel sales strategy and support model intended to facilitate our customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff, our global network of independent sales representatives, resellers and distributors, as well as an e-commerce channel. We have strategically positioned our direct sales and applications engineering staff in 35 locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. Our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allow us to extend our sales capabilities to new customers in new geographies more cost effectively than using our direct sales force alone.
Our products are principally sold in Asia, the U.S. and Europe, which is where we concentrate our direct sales force, application engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 13.2%, 20.7%, and 22.0% of our revenue in fiscal years 2016, 2015 and 2014, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
Our sales efforts are focused on the needs of our customers in our three primary markets rather than on particular product lines, facilitating product cross-selling across end markets, and within key accounts. Through our website, customers can order online, request samples and access our product selection guides, detailed product brochures and data sheets, application notes, suggested design block diagrams and test fixture information, technical articles and information regarding quality and reliability.

Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. For fiscal year 2016, two direct customers individually accounted for more than 10% of our revenue, Huawei Technologies (Huawei) at 15% and Alltek Technology Corp. (Alltek) at 11.7%. For fiscal year 2015 only one direct customer individually accounted for more than 10% of our revenue, Alltek at 12.1%. In fiscal year 2014 no direct customers individually accounted for more than 10% of our revenue. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company (Richardson), accounted for 10.6%, 17.7% and 18.5% of our revenue in fiscal years 2016, 2015 and 2014, respectively. Our top 25 direct customers accounted for an aggregate of 65.8%, 54.6% and 51.2% of our revenue in fiscal years 2016, 2015 and 2014, respectively.
Our orders from and sales to customers in the telecommunications infrastructure and networking markets may tend to be lower in our first fiscal quarter as compared to other quarters due to seasonal inventory management by large OEM and contract manufacturing customers.
Competition
The markets for our products are highly competitive and are characterized by continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

▪	the ability to timely design and deliver products and solutions that meet customers’ performance, reliability and price requirements;

▪	the breadth and diversity of product offerings;

▪	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

▪	the ability of engineering talent to drive innovation and new product development;

▪	the quality of customer service and technical support; and,

▪	the financial reliability, operational stability and reputation of the supplier.
We believe that we compete favorably with respect to these factors. We compete primarily with both our customers' internal design resources and other suppliers of high-performance analog semiconductor solutions for use in wireless and wireline RF, microwave, millimeterwave and photonic applications, some of whom have greater financial resources and scale than us. We expect competition in our markets to intensify, as new competitors enter these markets, existing competitors merge or form alliances and new technologies emerge. We believe that in the future there will be increased competition from companies utilizing alternative technologies, including high-volume manufacturers using low-cost silicon process technology. Some of our competitors are also our customers, and in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services, such as Sumitomo Electric Device Innovations, Inc.
We compete with Analog Devices, Inc. (ADI) across our primary markets, Networks, A&D and Multi-market. In the Networks market, we also compete with NXP Semiconductors N.V., Inphi Corporation, Broadcom LTD. (Broadcom), and Semtech Solutions, Inc. In the A&D market, we also compete with Cobham Defense Electronic Systems Corporation (Cobham), Microsemi Corporation (Microsemi), and Qorvo, Inc. (Qorvo). In the Multi-market arena, we also compete with Cobham, Broadcom, Microsemi and Skyworks Solutions, Inc. (Skyworks).
Segment and Geographic Information
We manage our operations in one reportable segment. Financial information about our operations, including our revenue and long-lived assets by geographic region, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data” appearing elsewhere below.
Risks attendant to our foreign operations are discussed in this Annual Report under "Item 1A - Risk Factors.”
Backlog and Inventory
Our sales are made primarily on a purchase order basis, rather than pursuant to long-term contracts where the customer commits to buy any minimum amount of product over an extended period. On occasion, we ship finished goods inventory to certain customer or third-party “hub” locations, but do not recognize revenue associated with such shipments until these customers consume the inventory from the hub. We also frequently ship products from our inventory shortly after receipt of an order, which we refer to as “turns business”. A substantial portion of our revenues for any particular fiscal quarter may be derived from turns business transacted in the last few weeks of the quarter, and unanticipated fluctuations in turns business may result in material shifts in revenue between fiscal quarters. Due to the foregoing factors, different ordering patterns of our customers and the wide range of lead times to produce and deliver our products, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.

Intellectual Property
Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants.
 As of September 30, 2016, we had 399 U.S. and 141 foreign issued patents and 76 U.S. and 54 foreign pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2016 to 2035. We do not regard any of the patents scheduled to expire in the next 12 months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Manufacturing, Sources of Supply and Raw Materials
When designing a product solution for our customers, we may choose to utilize our internal proprietary process technologies or technologies from external fabrication facilities, or a combination of both. We believe our ability to select both internal and external technologies in our product solutions is a competitive advantage because it helps us to provide a unique and optimized solution for our customers.
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters and Ithaca, New York facility. We believe having U.S.-based wafer fabrication lines is a competitive advantage for us over competitors that do not have this capability, because it provides us with greater control over quality, a secure source of supply and a domestic source for U.S. A&D customers. We also believe that our U.S.-based wafer fabrication lines allow us to develop products faster with shorter production lead times than if we utilized external foundries, and allow us to efficiently produce a wide range of low, medium and high volume products. We perform internal assembly and test functions at our Lowell and Lawrence, Massachusetts, Long Beach, California, Ithaca, New York, Nashua, New Hampshire and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers. Our operations staff has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies our operations, provides access to other process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully-outsourced turnkey manufacturing of our products.
The principal materials used in the production of our IC products are high purity source materials such as gallium, aluminum, arsenic, nitrite, carbon and silicon. We purchase from hundreds of suppliers worldwide, a wide variety of semiconductors, wafers, packages, metals, printed circuit boards, electromechanical components and other materials for use in our operations. These supply relationships are generally conducted on a purchase order basis. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key raw materials and components, and the lack of control over delivery schedules, capacity, quality and costs.
While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We routinely utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if a supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, changes or discontinues the process in which components or wafers are manufactured or declines to continue supplying us for competitive or other reasons, as discussed in more detail in Item 1A. “Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.

Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The International Organization for Standards (ISO) provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. Our following locations have each received ISO 9001:2008 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Ithaca, New York; Long Beach, Santa Clara and Newport Beach, California; Morrisville, North Carolina; Nashua, New Hampshire; Belfast, Northern Ireland; Cork, Ireland; Sydney, Australia, Tokyo, Japan and Hsinchu, Taiwan. In addition, our Lowell, Massachusetts and Tokyo, Japan facilities have received an ISO 14001:2004 environmental management systems certification.
Environmental Regulation
Our operations involve the use of hazardous substances and are regulated under federal, state, and local laws governing health and safety and the environment in the U.S. and other countries. These regulations include limitations on discharge of pollutants into the air, water and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and, requirements regarding the treatment, transport, storage and disposal of hazardous wastes. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. While we are committed to compliance with applicable regulations, the risk of environmental liabilities can never be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur material future expenditures.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export certain controlled products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Employees
As of September 30, 2016, we employed approximately 1,400 individuals worldwide. None of our domestic employees are represented by a collective bargaining agreement; however, approximately 17 of our employees working in certain European locations are covered by collective bargaining agreements. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.
History and Recent Developments
We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.
MACOM Technology Solutions Inc., our primary operating subsidiary, which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, and millimeterwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. MACOM Technology Solutions Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. In September 2008, Cobham acquired certain assets from a third party, including the RF and microwave component and subsystem design and business operations that would ultimately become the operations of MACOM Technology Solutions Inc. and MACOM Technology Solutions Limited. The heritage of some of these business operations date back over 60 years to the founding of Microwave Associates, Inc. and the MACOM brand date back over 30 years.
In December 2013, we acquired Mindspeed Technologies, Inc. (Mindspeed), a supplier of semiconductor solutions for communications infrastructure applications (the Mindspeed Acquisition). We acquired Mindspeed to further our expansion into high-performance analog products.

In February 2014, subsequent to closing the Mindspeed Acquisition, we divested the wireless business of Mindspeed, which did not meet our expectations for profitable growth. The operations of the wireless business are included in discontinued operations.
In May 2014, we divested Mindspeed's communications processor equipment (CPE) product line, which did not meet our expectations for profitable growth. The operations of the CPE product line are included in the results of continuing operations through the date of the sale.
In February 2014, we completed the acquisition of Nitronex, LLC (Nitronex) (the Nitronex Acquisition). Nitronex designs, develops, manufactures and markets GaN semiconductors. We funded the Nitronex Acquisition through the use of available cash and borrowings under our revolving credit facility. We acquired Nitronex from a party under common control. As a result, we have accounted for the Nitronex Acquisition as a pooling of interest from the date of acquisition by the common control party in June 2012. The original acquisition of Nitronex by the common control party was accounted for as a purchase. Our financial statements have been retroactively combined to include the results of operations of Nitronex from June 2012.
In December 2014, we completed the acquisition of BinOptics, a leading merchant provider of InP lasers for data centers, mobile backhaul, silicon photonics and access networks to broaden our position in the optical components market.
In August 2015, we divested the Automotive business to Autoliv ASP Inc. (Autoliv). The business did not meet our expectations for profitable growth.
In December 2015, we completed the acquisition of FiBest Limited a Japan-based merchant market component supplier of optical sub-assemblies. We acquired FiBest to expand our position in optical networking components.
In December 2015, we acquired Metelics, a diode supplier, in order to expand our existing diode product lines.
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
Risks Relating to Our Business
Our revenue growth and gross margin are substantially dependent on our successful development and release of new products.
Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the average selling prices of our products are expected to decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset this expected price erosion. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

▪	the accurate prediction of market requirements, changes in technology and evolving standards;

▪	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements and other technical specifications;

▪	our ability to manufacture new products according to customer needs with acceptable manufacturing yields;

▪	our ability to offer new products at competitive prices;

▪	the acceptance by customers of our new product designs;

▪	the identification of and timely entry into new markets for our products, such as our publicly announced market opportunities in 100G optical networks, GaN technology and active antennas;

▪	the acceptance of our customers’ products by the market and the lifecycle of such products;

▪	our ability to innovate, the strength of our intellectual property rights, and our ability to protect our intellectual property rights;

▪	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle; and,

▪	our ability to maintain and increase our level of product content in our customers’ systems.
A new product design effort may last 12 to 18 months or longer, and requires significant investment in engineering hours and materials, as well as sales and marketing expenses, which may not be recouped if the product launch is unsuccessful. The introduction of new products by our competitors, the delay or cancellation of a platform for which any of our semiconductor solutions are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors obtaining design wins. We may be unable to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers more slowly than we expect. In that case, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.
Underutilization, price competition, acquisitions and various other factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.
If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Similarly, when we compete for business on the basis of our products’ unit price, the average selling price of our products is reduced, negatively affecting our gross margins. We have in the past and may in the future acquire businesses with lower-margin products that reduced our overall gross margins. Our various products have different gross margins. Increased sales of lower-margin products, such as certain of our more mature products, in a given period relative to sales of higher-margin products, may cause us to report lower overall gross margin. In addition, increased raw material costs, changes in manufacturing yields, more complex engineering requirements and certain other factors can reduce our gross margins from time to time. We have experienced periods where our gross margin declined due to these and other factors, and expect these factors will have an adverse impact on our business, financial condition and results of operations from time to time in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.
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

▪	the general economic growth or decline in the U.S. or foreign markets;

▪
the reduction or cancellation of orders by customers, whether as a result of a loss of market share by us or our customers, changes in the design of customers’ products or slowing demand for our products or customers’ products;

▪
the amount of new customer orders we book and ship in any particular fiscal quarter, which accounts for a significant amount of our net revenue in any particular quarter, and which can often be weighted toward the latter part of each fiscal quarter, making the timing of recognition of the associated revenue difficult to forecast and susceptible to slippage between quarters;

▪
the relative linearity of our shipments within any particular fiscal quarter, in that a less linear shipment pattern within a given fiscal quarter tends to result in lower gross margin in that quarter and a shipment pattern weighted toward the latter part of a fiscal quarter tends to reduce our cash flows from operations in that quarter, as collections of related receivables do not occur until later fiscal periods;

▪	the gain or loss of a key customer or significant changes in the financial condition of one or more key customers;

▪	fluctuations in the levels of component inventories held by our customers, as well as their ability to manage the inventory that they hold and to forecast accurately their demand for our products;

▪
the fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products;

▪	the fluctuations in demand relating to the A&D market due to changes in government programs, budgets or procurement;

▪	the market acceptance of our products and particularly the timing and success of new product and technology introductions by us, customers or competitors;

▪	our ability to predict market requirements and evolving industry standards accurately and in a timely manner;

▪	the amount, timing and relative success of our investments in research and development, which impacts our ability to develop, introduce and market new products and solutions on a timely basis;

▪	the period-to-period changes in the mix of products we sell, which can result in lower gross margin;

▪
the availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply;

▪	the effects of seasonal and other changes in customer demand;

▪	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

▪	the effects of impairment charges associated with intangible assets, including goodwill and acquisition-related intangible assets;

▪	the loss of key personnel or the shortage of available skilled workers;

▪
the effects of factors that could cause our reported domestic and foreign income taxes and income tax rate to increase in future periods, such as limits on our ability to utilize net operating losses or tax credits and the geographic distribution of our income, which may change from period to period; and

▪	the effects of war, natural disasters, acts of terrorism, macroeconomic uncertainty or decline or geopolitical unrest.
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
If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends to a significant extent on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market generally, and in the optical networks market in particular, which accounted for 53% of our revenue in the fiscal year ended September 30, 2016. The rate and extent to which these markets will grow, if at all, is uncertain. For example, our ability to capitalize on our previously announced market opportunities in 100G optical networks, GaN technology and active antennas will depend on, among other things, the future size and growth rates of these markets, the next generation technologies selected by customers and timing of network upgrades in these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including macro-economic factors, insufficient consumer demand, technological hurdles, research and development delays, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes and changes in export controls or other regulatory environments. Even if our primary markets grow, demand for our products in those markets may fail to grow in the event that they fail to embrace next-generation technologies we offer such as GaN-on-Silicon, etched facet lasers and radar tiles, adopt technologies other than those we offer or implement changes in network specifications that our products do not adequately address. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations.
We typically depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended September 30, 2016, sales to three of our customers each accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 62% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
Our investment in technology as well as research and development may not be successful, which may impact our profitability.
The semiconductor industry requires substantial investment in technology as well as research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $107.7 million for the fiscal year ended September 30, 2016. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. For example, in July 2013, we announced that we had licensed GaN on Silicon Carbide (GaN-on-SiC) process technology from Global Communications Semiconductors, LLC (GCS) and would be installing such process technology to our Lowell, Massachusetts manufacturing facility. In our fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on-SiC license and technology transfer to focus on development of our GaN-on-Silicon efforts and incurred associated charges of $13.8 million, including a write-off of $10.1 million of intangible assets. Following our Nitronex Acquisition, we announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, opportunity for strategic partnerships and licensing programs, market applicability and potential positive impact on our market share of GaN-on-Silicon technology, which is a focus of the Nitronex business. We have in the past and may in the future experience unexpected difficulties, expenses or delays in qualifying our GaN-on-Silicon process technology either internally or at one or more third party foundries and qualifying related products with our customers, and are currently engaged in a litigation with a licensor of this technology as described elsewhere in this Annual Report. We may not be successful in our licensing, process or product qualification, manufacturing cost reduction or marketing efforts related to GaN-on-Silicon, may not realize the competitive advantage we anticipate from related investments and may not realize customer demand for this technology that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We also have undertaken significant research and development efforts aimed at new products targeting emerging market segments where we see potential for growth including the wireless base station, data center and radar tile markets. We may not be successful in our research and development efforts or may not realize the competitive advantage, revenues or profits we anticipate from these new products, any of which may lead to higher research and development expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock.
We may incur significant risk and expense in attempting to win new business and such efforts may never generate revenue.
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
Even when we achieve a design win, success is not guaranteed. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. We may experience difficulties manufacturing the part in volume, such as low yields, supply chain delays or shortages or quality issues. Further, while the customer has successfully qualified our part for use in its system, it may not have qualified all of the other components being sourced for its system, or qualified its system as a whole with its end customers. Any difficulties our customer may experience in completing those qualifications may delay or prevent us from translating the design win into revenue. These risks can be particularly acute in our A&D market, where we may spend material amounts and commit substantial design engineering resources to product development work in support of an OEM customer’s attempt to win business tied to a government contract award, but realize no related revenue or less than expected revenue from our investment due to failure of the OEM customer to win the business, government program cancellation, federal budget limitations or otherwise. Any of these events or any cancellation of a customer’s program or failure of our customer to market its own product successfully after our design win, could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.

We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which may cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Further, if we build inventory specific to non-recurring engineering (NRE) arrangements that we may enter into with our customers from time to time and then fail to achieve one or more required milestones in connection with such NRE arrangements, we may have excess, non-qualified or non-conforming customer specific inventory, which could lead to unsellable inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships caused by product deliveries not made on a timely basis and disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory that we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
The average selling prices of our products may decrease over time, which could have a material adverse effect on our revenue and gross margin.
It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed, technology, industry standards and customer platforms evolve or new technologies featuring higher performance or lower cost emerge. To combat the negative effects that erosion of average selling prices have had in the past and may have in the future, on our revenue and gross margin, we attempt to actively manage the prices of our existing products, increase our sales volumes and introduce new process technologies and products in the market that exhibit higher performance, new features that are in demand or lower manufacturing costs. Despite this strategy, we expect to experience price erosion in future periods. Failure to maintain our current prices, to offset price reductions by increasing our sales volumes or to successfully execute on our new product development strategy will cause our revenue and gross margin to decline, which could decrease the value of your investment in our common stock.
We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Analog Devices, Inc. across most of our primary markets. Our other significant competitors include, among others, Broadcom, Cobham, Microsemi, Qorvo and Skyworks.
We believe future competition could also come from companies developing new alternative technologies, component suppliers based in countries with lower production costs and IC manufacturers achieving higher levels of integration that exceed the functionality offered by our products. Our customers and suppliers could also develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition has in the past and could in the future lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.
Many of our existing and potential competitors have entrenched market positions, historical affiliations with original equipment manufacturers, considerable internal manufacturing capacity, established intellectual property rights, strong brand recognition and substantial technological capabilities. Many of them may also have greater financial, technical, manufacturing or marketing resources than we do. The semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations. In addition, certain countries such as China have announced and begun implementing state-sponsored initiatives to build domestic semiconductor supply chains and we may be at a disadvantage in attempting to compete with entities associated with such foreign government efforts based on their lower cost of capital, access to government largesse, preferential sourcing practices, stronger local relationships or otherwise. Prospective customers may decide not to buy from us due to concerns about our relative size, financial stability or other factors. Our failure to successfully compete could result in lower revenue, decreased profitability and a lower stock price.
We operate in the semiconductor industry, which is cyclical and subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. The industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices. Downturns in the semiconductor industry may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced adverse effects on our profitability and cash flows during such downturns in the past, and our business may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.
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
Sales to customers located outside the U.S. accounted for 71.3% of our revenue for the fiscal year ended September 30, 2016. Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a significant part of our total revenue. Therefore, any financial crisis or other major event causing business disruption in international jurisdictions generally, and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. Further, in 2016 the U.S. Bureau of Industry and Security temporarily blocked exports of U.S. products to Chinese telecommunications OEM ZTE Corp., and issued an administrative subpoena to the largest such manufacturer, Huawei, which accounted for 15% of our revenue for fiscal year 2016, and which could possibly lead to similar restrictions in the future. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.
The majority of our assembly, packaging and test vendors are located in Asia. We generally do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect and we may lose money on such hedging strategies or not properly hedge our risk.
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
We have an active corporate development program and routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and companies. We also periodically evaluate the merits of a potential divestment of one or more of our existing business lines. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, we will face numerous risks including:

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

•	loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;

•	maintaining customer, supplier or other favorable business relationships of acquired operations;

•	generating insufficient revenue from completed acquisitions to offset increased expenses associated with any abandoned or completed acquisitions;

•	acquiring material or unknown leasehold, environmental, regulatory, infringement, contractual or other liabilities associated with any acquired operations;

•	litigation frequently associated with merger and acquisition transactions; and,

•	increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Our past acquisitions required or continue to require significant management time and attention relating to the transaction. Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant costs, expenses, liabilities and charges to earnings. The accounting treatment for any acquisition may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment for any acquisition may result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for acquisitions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In addition, as a result of the foregoing, we may not be able to successfully execute acquisitions in the future to the same extent as we have the in the past, if at all.
In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them and we may lose all or part of our investment. For example, in May 2015, we received notice that a private company in which we held a minority equity investment was sold to a third party and that the proceeds we would receive at closing would be less than the carrying value previously reported in our consolidated financial statements. We wrote down the investment to the estimated net proceeds we would receive from the sale, and recorded a charge of $3.5 million to other income (expense) resulting in an increase of our previously reported net loss per diluted share for the three and six months ended April 3, 2015, respectively. In the event we undertake divestments, such as the divestment of our Automotive business in August 2015, we may suffer from associated management distraction, damaged customer relationships, failure to realize the perceived strategic or financial merits of the divestment or we may incur material indemnity liabilities to the purchaser.
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
From time to time, we complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others:

▪	failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable;

▪	unexpected losses of key employees, customers or suppliers of our acquired companies and businesses;

▪	unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations;

▪	coordinating new product and process development;

▪	increasing the scope, geographic diversity and complexity of our operations;

▪	diversion of management’s attention from other business concerns;

▪	adverse effects on our or our acquired companies’ and businesses’ existing business relationships;

▪	unanticipated changes in applicable laws and regulations;

▪	operating risks inherent in our acquired companies’ and businesses’ business and operations;

▪	unanticipated expenses and liabilities;

▪	potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and,

▪	other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.
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
We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that each of our acquired companies and businesses and us had historically achieved or might achieve separately. In addition, we may not accomplish the integration of our acquired companies and businesses smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of our acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of our acquired companies and businesses may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.
 We may incur liabilities for claims of intellectual property infringement relating to our products.
The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. For example, we have initiated legal action against Infineon in federal court to confirm and defend our exclusive rights to use certain patented GaN-on-Silicon technology developed by Nitronex in our core RF markets. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas and technology is frequently licensed. In the past, we have been and may in the future be, subject to claims that we have breached infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe upon others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums, as was the case in September 2013 when we paid $7.25 million in settlement of a suit alleging intellectual property misappropriation. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships and diversion of management’s attention and resources.

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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with this market at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete and we could lose market share and our revenue and results of operations could materially decline. In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses. For example, the outcome of our current litigation with Infineon relating to the scope of our rights to use certain patented GaN-on-Silicon technology developed by Nitronex may impact our associated intellectual property rights and related future revenue prospects. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have a material adverse effect on our financial condition and results of operations and the value of an investment in our common stock.
We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy. The ability and willingness of our external suppliers to perform is largely outside of our control. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. If these vendors experience shortages or fail to accurately predict customer demand, they may have insufficient capacity to meet our demand, creating a capacity constraint on our business. They may also choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so based on inability or unwillingness of one of our suppliers to provide related materials or services, we may be liable for resulting damages and expense incurred by our customers.
Based on superior performance features, cost parameters or other factors, we utilize sole source suppliers for certain semiconductor packages and other materials and it is common for one of our outside semiconductor foundries to be our sole supplier for the particular semiconductor fabrication process technologies manufactured at that supplier’s facility. Such supplier concentrations involve the risk of a potential future business interruption if the supplier becomes unable or unwilling to supply us at any point. While in some cases alternate suppliers may exist, because there are limited numbers of third-party wafer suppliers that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it may not be possible or may be expensive to find an alternative source of supply. Even if we are able to find an alternative source, moving production to an alternative supplier requires an extensive qualification or re-qualification process that could prevent or delay product shipments or disrupt customer’s production schedules, which could harm our business. In addition, some of our external foundry suppliers compete against us in the market in addition to being our supplier. The loss of a supplier can also significantly harm our business and operating results. A supplier may discontinue supplying us if its business is not sufficiently profitable, for competitive reasons or otherwise. We have in the past and may in the future have our supply relationship discontinued by an external foundry, causing us to experience supply chain disruption, customer dissatisfaction, loss of business and increased cost.
If we lose key personnel or fail to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.
We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense, particularly with respect to qualified engineers. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us and has in the past and could in the future, damage our business relationship with these parties. None of our senior management team is contractually bound to remain with us for a specified period, and we generally do not maintain key person life insurance covering our senior management. The loss of any member of our senior management team could strengthen a competitor, weaken customer relationships or harm our ability to implement our business strategy.

Sources for certain components, materials and services are limited, which could result in interruptions, delays or reductions in product shipments.
Our industry may be affected from time to time by limited supplies of certain key components, materials and services. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components, materials or services are unavailable, our costs could increase and our revenue could decline.
In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. The majority of our semiconductor products are fabricated in our Lowell, Massachusetts headquarters and our facility in Ithaca, New York. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim and some of our internal design, assembly and test facilities are located in California regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and, in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. In particular, any catastrophic loss at our headquarters or our Ithaca, New York facility could materially and adversely affect our business and financial results, revenue and profitability.
Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.
Semiconductor manufacturers constantly seek to develop new and improved semiconductor process technologies. Our future success depends in part upon our ability to continue to gain access to these semiconductor process technologies, internally or externally, in order to adapt to emerging customer requirements and competitive market conditions. We may be unable to internally develop such technologies successfully and may be unable to gain access to them from merchant foundries or other sources on commercially reasonable terms or at all. If we fail to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share and our revenue and gross margin may decline, which could adversely affect our operating results.
Remaining competitive in the semiconductor industry requires transitioning to smaller geometry process technologies and achieving higher levels of design integration.
In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, to design new products to more stringent standards and to redesign some existing products. In some instances, we depend on our relationships with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis or at all.
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

Our manufacturing yield, or the percentage of units of a given product in a given period that is usable relative to all such units produced, is a combination of yields including wafer fabrication, assembly and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause substantial manufacturing yield loss or halt production. Our customers may also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

▪	design errors;

▪	defects in photomasks, used to print circuits on wafers;

▪	minute impurities in materials used;

▪	contamination of the manufacturing environment;

▪	equipment failure or variations in the manufacturing processes;

▪	losses from broken wafers or other human errors;

▪	defects in packaging; and,

▪	issues and errors in testing.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 13.2% of our revenue for the fiscal year ended September 30, 2016, and sales to our largest distributor, Richardson, represented 10.6% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We own and operate a semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts, and operate leased facilities at our Sunnyvale, California, Londonderry, New Hampshire and Ithaca, New York sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California, Nashua, New Hampshire, Hsinchu, Taiwan, and Tokyo, Japan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

▪	the level of demand for our products;

▪	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

▪	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

▪	our ability to qualify our facilities for new products in a timely manner;

▪	the availability of raw materials, including GaAs, SiGe and InP substrates and high purity source materials such as gallium, aluminum, arsenic, carbon, nitrite, indium and silicon;

▪	our manufacturing cycle times and yields;

▪	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

▪	the location of our facilities and those of our outsourced suppliers;

▪	natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers;

▪	our ability to hire, train, manage and retain qualified production personnel;

▪	our compliance with applicable environmental and other laws and regulations;

▪	our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and,

▪
our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place.

If we experience issues in any of the above areas, the effectiveness of our supply chain could be adversely affected, and could harm our results of operations.
Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock. In addition, certain intercompany loans could be re-characterized as equity for tax purposes resulting in additional tax on the repatriation of the loan to the U.S.
Changes in tax laws are introduced from time to time to reform taxation of international business activities by the U.S., Ireland and other countries in which we have operations. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and, thereby, on our financial position and results of operations.
Our planned sale and leaseback transactions regarding our Lowell, Massachusetts headquarters building and property may not be consummated, or may lead to disruptions in our business.
In May 2016, we entered into a Purchase and Sale Agreement and Escrow Instructions (as amended, the Purchase Agreement) with Calare Properties, Inc. (Calare) for the sale and subsequent leaseback of certain parcels of property, including our corporate headquarters and wafer fabrication facility, located in Lowell, Massachusetts. While we currently anticipate that these transactions will close in the first quarter of fiscal year 2017, we cannot guarantee that the transactions will close in this timeframe or at all. Delay in or inability to consummate the sale transaction, or delay or failure on the part of the buyer to construct a new headquarters facility onsite for us to lease, could limit our ability to hire additional staff and expand our operations at this location, result in unanticipated expense and management distraction, or otherwise disrupt our business, and could adversely affect our financial condition and results of operations.
We may experience difficulties in managing any future growth.
To successfully conduct business in a rapidly evolving market, we must effectively plan and manage any current and future growth. Our ability to do so will be dependent on a number of factors, including the following:

▪	maintaining access to sufficient manufacturing capacity to meet customer demands;

▪	arranging for sufficient supply of key raw materials and services to avoid shortages or supply bottlenecks;

▪	building out our administrative infrastructure at the proper pace to support any current and future sales growth while maintaining operating efficiencies;

▪	adhering to our high quality and process execution standards, particularly as we hire and train new employees and during periods of high volume;

▪	managing the various components of our working capital effectively;

▪	upgrading our operational and financial systems, procedures and controls, including improvement of our accounting and internal management systems; and,

▪	maintaining high levels of customer satisfaction.
If we do not effectively manage any future growth, we may not be able to take advantage of attractive opportunities in the markets, our operations may be impacted, and we may experience delays in delivering products to our customers or damaged customer relationships and achieve lower than anticipated revenue and decreased profitability.

We may incur higher than expected expense from or not realize the expected benefits, of consolidation, outsourcing and restructuring initiatives designed to reduce costs and increase revenue across our operations.
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities, workforce reductions, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives can be substantial in scope and disruptive to our operations and they can involve large expenditures. In fiscal years 2016, 2015, and 2014, we incurred restructuring charges of $3.5 million, $1.3 million and $14.8 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease or associated environmental liability, any of which may be material in amount. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and the need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer. Any of these issues or our failure to realize the expected benefits of these initiatives could harm our results of operations and reduce the price of our common stock.
Our business may be harmed if systems manufacturers choose not to use components made of the compound semiconductor materials we utilize.
Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, InP, SiGe or GaN to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. GaN and InP, in particular, are newer process technologies that do not have as extensive a track record of reliable performance in the field as many of the competing process technologies. Compound semiconductor technology tends to be more expensive than silicon technology due to its above-described challenges and the generally lower volumes at which parts in those processes tend to be manufactured relative to silicon parts for high-volume consumer applications.
System designers in some markets may be reluctant to adopt our non-silicon products or may be likely to adopt silicon products in lieu of our products if silicon products meeting their demanding performance requirements are available, because of:

▪	their unfamiliarity with designing systems using our products;

▪	their concerns related to manufacturing costs and yields;

▪	their unfamiliarity with our design and manufacturing processes; or,

▪	uncertainties about the relative cost effectiveness of our products compared to high-performance silicon components.

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
Certain of our products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. U.S. regulators have announced “export control reform” that has changed and is expected to change many of the rules applicable to us in this area in the future in ways we do not yet fully understand and we have experienced and will continue to experience challenges in complying with the new rules as they become effective, resulting in difficulties or an inability to ship products to certain countries and customers.
We are also subject to U.S. import regulations and the import and export regimes of other countries in which we operate. Failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. Export and import regulations may create delays in the introduction of our products in international markets or prevent the export or import of our products to certain countries or customers altogether. Any change in export or import regulations or related legislation, shift in approach by regulators to the enforcement or scope of existing regulations, changes in the interpretation of existing regulations by regulators, specific sanctions by regulators or change in the countries, persons or technologies targeted by such regulations, could harm our business by resulting in decreased use of our products by or our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, our sale of our products to or through third-party distributors, resellers and sales representatives creates the risk that any violation of these laws they may engage in may cause disruption in our markets or otherwise bring liability on us.
Our business may be adversely affected if we experience product returns, product liability and defects claims.
Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of or returns of product orders and other expenses. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, such as GaN and InP, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant expense to us per occurrence and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, the loss of customers, the loss of or delay in market acceptance of our products, harm to our reputation, diversion of management’s time and resources, lower revenue, increased expenses and reduced profitability. Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power or otherwise. In addition, even if we ultimately prevail, such claims could result in costly litigation, divert management’s time and resources and damage our customer relationships.
We also face exposure to potential liability resulting from the fact that some of our customers integrate our products into consumer products such as automobiles, which are then sold to consumers in the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses in connection with the defense of such claims and possible damages. In addition, we may be required to participate in a recall if our products prove to be defective. Any product recall or product liability claim brought against us, particularly in high-volume consumer markets, could have a material negative impact on our reputation, business, financial condition or results of operations.

The outcome of litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.
From time to time we are a party to litigation matters such as those described in “Item 3 - Legal Proceedings” below. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments, loss of contractual or other rights, injunctions or other limitations on the operation of our business or other material harm to our business.
We face risks associated with government contracting.
Some of our revenue is derived from contracts with agencies of the U.S. government or subcontracts with its prime contractors. As a U.S. government contractor or subcontractor, we may be subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of U.S. government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the U.S. government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract.
In connection with our U.S. government business, we may also be subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.
Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. Complying with these standards can be both costly and time consuming, and can adversely affect our ability to compete in commercial markets. If we were unable to comply with these requirements or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
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
Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Patent litigation is expensive and our ability to enforce our patents and other intellectual property, is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigations.
We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws we could be subject to substantial fines or be required to change our operations.
We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties or, those nearby are contaminated, even if we did not cause the contamination. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future or sites we become associated with due to acquisitions. We cannot predict:

▪	changes in environmental or health and safety laws or regulations;

▪	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;

▪	our ability to enforce and collect under any indemnity agreements and insurance policies relating to environmental liabilities; or,

▪
the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions.

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us or agreed settlement payment, could materially harm our business, financial condition and results of operations.

Environmental regulations such as the WEEE and RoHS directives limit our flexibility and may require us to incur material expense.
Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment (WEEE) and the European Directive 2002/95/Ec on Restriction of Hazardous Substances (RoHS). New environmental standards such as these could require us to redesign our products in order to comply with the standards, require the development of compliance administration systems or otherwise limit our flexibility in running our business or require us to incur substantial compliance costs. For example, RoHS requires that certain substances be removed from most electronic components. The WEEE directive makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have already invested significant resources into complying with these regimes, and further investments may be required. Alternative designs implemented in response to regulation may be costlier to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders and may have other adverse effects on our results of operations.
As of September 30, 2016, we have a term loan outstanding of $591.5 million and a revolving credit facility with $130.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

▪	we may be limited in our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

▪	we may be limited in our ability to make distributions to our stockholders in a sale or liquidation until our debt is repaid in full;

▪	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

▪	our cash flow from operations will be allocated to the payment of the principal of and interest on, any outstanding indebtedness; and,

▪
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated rules regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These requirements may adversely affect our ability to source related minerals and metals and increase our related cost. We face difficulties and increased expense associated with complying with the related disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Continued timely reporting is dependent upon the improvement and implementation of new systems and processes and information supplied by our suppliers of products that contain or potentially contain, conflict minerals. Our supply chain is complex and some suppliers may be unwilling to share related confidential information regarding the source of their products or may provide us information that is inaccurate or inadequate. If those risks arise or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. More recently, executive orders issued by the President of the United States have increased sanctions in this area as well, which may impact us in the scenarios described above. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of the related SEC rules and executive orders. If we cannot satisfy these customers, they may choose a competitor’s products or may choose to disqualify us as a supplier and we may experience lower than expected revenues or have to write off inventory in the event that it becomes unsalable as a result of these regulations.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
As a holding company, we derive substantially all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our operating needs. Legal and contractual restrictions in any existing and future outstanding indebtedness we or our subsidiaries incur may limit our ability to obtain cash from our subsidiaries. The deterioration of the earnings from or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

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
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We increasingly rely on sophisticated information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we fail to maintain the integrity of our systems or data or if we experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely and materially affect our business.
We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by employees or third parties. Cyber attacks and attempts by others to gain unauthorized access to our information technology systems are becoming more frequent and sophisticated and may be successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect, contain and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business and reputation. To the extent that any security breach impacts the operation of our products in the field or results in inappropriate disclosure of our customers’ confidential information, we may incur liability, reputational damage or impaired business relationships as a result, which could harm our business. While we expect to continually invest in additional resources and services to bolster the security of our information technology systems, no amount of investment will eliminate these risks entirely.

In addition, global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment. A failure to comply with federal, state or international privacy related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
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
Although we currently do not have reason to believe that any of our net operating loss carryforwards will expire unutilized, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be significantly limited. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a three year period. We may experience such an ownership change in the future as a result of shifts in our stock ownership, including upon the issuance of our common stock, the exercise of stock options or warrants or as a result of any conversion of our convertible notes into shares of our common stock, among other things. If we were to trigger an ownership change in the future, our ability to use any net operating loss carryforwards existing at that time could be limited, resulting in higher than anticipated taxes payable and lower than expected net income and earnings per share.
Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.
We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases or decreases in interest rates, downgrades of money market funds, commercial paper, U.S. Treasuries and corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost.
Risks Relating to Ownership of our Common Stock
We may engage in future capital-raising transactions that dilute the ownership of our existing stockholders or cause us to incur debt.
We may issue additional equity, debt or convertible securities to raise capital in the future. If we do, existing stockholders may experience significant further dilution. In addition, new investors may demand rights, preferences or privileges that differ from or are senior to, those of our existing stockholders. Our incurrence of indebtedness could limit our operating flexibility and be detrimental to our results of operations.
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
We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control. In addition to the risks described in this Annual Report, other factors that may cause the market price of our common stock to fluctuate include:

•	changes in general economic, industry and market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	changes in investor perception of us and the industry in which we operate;

•	addition or loss of significant customers;

▪	announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events;

▪
developments or disputes concerning patents or proprietary rights, including any injunction issued or material sums paid for damage awards, settlement payments, license fees, attorney’s fees or other litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

▪	failure to complete significant sales or to win a competitive selection process;

▪	developments concerning current or future strategic alliances or acquisitions;

▪	any future sales of our common stock or other securities; and,

▪	additions or departures of directors, executives or key personnel.
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

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our stock price and trading volume could decline.
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
If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We are required to maintain disclosure controls and procedures and internal controls over financial reporting that are effective for the purposes described in Item 9A. "Controls and Procedures" below.
As disclosed in Item 9A.— "Controls and Procedures” below, in fiscal year 2015 our management identified a material weakness in our internal control over financial reporting related to our information technology general controls in the areas of user access and program change management for certain information technology systems that comprise part of our system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective during the previously reported fiscal year ended October 2, 2015.
During fiscal year 2016, we developed and implemented a remediation plan designed to address this material weakness. As of September 30, 2016, this material weakness in our internal controls over financial reporting related to our information technology general controls in the areas of user access and program change management for certain information technology systems had been remediated. However, if our remediation efforts insufficiently addressed the identified material weakness or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow results of operations or the trading price of our stock.
Some of our stockholders can exert control over us and they may not make decisions that reflect our interests or those of other stockholders.

Our largest stockholders control a significant amount of our outstanding common stock. As of September 30, 2016, John and Susan Ocampo beneficially owned 40.5% of our common stock and certain investment funds affiliated with Summit Partners, L.P. owned 4.9% of our common stock on an as-converted basis. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.
Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that stockholders may consider beneficial and may adversely affect the price of our stock.
Provisions of our fifth amended and restated certificate of incorporation and third amended and restated bylaws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorization of the issuance of “blank check” preferred stock, staggered elections of directors and advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporate Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us and this reliance could reduce our value.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
In May 2016, we entered into the Purchase Agreement for the sale and subsequent leaseback of our 157,600 square foot semiconductor manufacturing and corporate headquarters facility and related property located in Lowell, Massachusetts, which we expect to close during the first quarter of fiscal year 2017.
We also maintain leased facilities for our design centers located in Massachusetts, California, North Carolina, New York, Rhode Island, Ireland, the United Kingdom, France, the Netherlands, Japan, Australia and China as well as for our administrative, assembly and test operations located in California, New Hampshire, and Taiwan, and our local sales offices in Oregon, Canada, Germany, Malaysia, China, Japan, India, and South Korea. We believe that our leased facilities are adequate for our present operations. In addition to our corporate headquarters facility the following is a list of our main leased facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, R&D and AE	60,700	December 2022
Newport Beach, California	A, R&D and S&M	64,910	December 2019
Long Beach, California	A, T&A, R&D and S&M	25,317	December 2017
Ithaca, New York	A, P&F, R&D and T&A	30,600	December 2025
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	April 2026
Sunnyvale, California	A, P&F, T&A and AE	39,975	September 2017
Londonderry, New Hampshire	A, P&F, T&A and AE	43,000	September 2017
Lawrence, Massachusetts	A, T&A, AE and RT	38,352	January 2019
1) Major activities include Administration (A), Research and Development (R&D), Production and Fabrication (P&F), Sales and Marketing (S&M), Application Engineering (AE), Test and Assembly (T&A) and Reliability Testing (RT).

For additional information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Notes to Consolidated Financial Statements in Item 8. - "Financial Statements and Supplementary Data" below.
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
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex brought suit against International Rectifier Corporation (International Rectifier), Infineon Technologies Americas Corporation (Infineon Americas), and Infineon Technologies AG (Infineon AG) (collectively, Infineon) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations.  On July 19, 2016, we filed a first amended complaint omitting International Rectifier as a defendant (since we had been advised that formal legal entity no longer exists) and adding a further claim of breach of contract based on some of Infineon’s GaN-on-Si product activities, among other changes.  The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon AG in 2015).  We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, and declaratory judgment of non-infringement of patents.  If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  On August 9, 2016, we moved for a preliminary injunction on our Third Claim for Relief, which seeks a declaration that the 2010 exclusive license from Infineon to MACOM is still in effect, and asking the Court to enjoin Infineon from acting inconsistently with that license.  On August 17, 2016, both Infineon entities moved to dismiss our claims asserted against them on various grounds.  In an order dated October 31, 2016, the Court:  (a) granted MACOM’s motion for preliminary injunction; (b) denied Infineon Americas’ motion to dismiss; and (c) granted in part and denied in part Infineon AG’s motion to dismiss.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MTSI” since March 15, 2012. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market. The number of stockholders of record of our common stock as of November 11, 2016 was approximately 13. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
The high and low sales prices of our common stock by quarter in fiscal years 2016 and 2015 follows:

Fiscal Year 2016	High	Low
First quarter	$43.19	$27.34
Second quarter	45.46	32.96
Third quarter	44.97	29.56
Fourth quarter	44.10	30.58

Fiscal Year 2015	High	Low
First quarter	$32.80	$18.23
Second quarter	39.52	27.64
Third quarter	42.81	29.85
Fourth quarter	36.51	25.82
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Our credit facility also contains restrictions on our ability to pay cash dividends, subject to certain exceptions.
Stock Price Performance Graph
The following graph shows a comparison from March 15, 2012 (the date our common stock commenced trading on NASDAQ) through September 30, 2016 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100 in our common stock at the closing price of $20.55 on March 15, 2012 and in the NASDAQ Composite Index and the PHLX Semiconductor Index on the closest month end date of February 29, 2012, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	March 15, 2012	September 28, 2012	September 27, 2013	October 3, 2014	October 2, 2015	September 30, 2016

MACOM Technology Solutions Holdings, Inc.	$100.00	$61.80	$83.75	$106.28	$140.00	$206.03
NASDAQ Composite Index	$100.00	$102.61	$126.30	$151.94	$161.04	$183.96
PHLX Semiconductor Index	$100.00	$88.74	$116.04	$153.64	$149.08	$208.86
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2016—July 29, 2016	123	$39.51	—	—
July 30, 2016—August 26, 2016	385	40.35	—	—
August 27, 2016—September 30, 2016	218	42.46	—	—
Total	726	$40.84	—	—

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

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, as well as "Item 1 - Risk Factors” and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
In December 2015, we acquired Metelics, a diode supplier. We acquired Metelics to expand our diode business. The operations of Metelics are included in our consolidated financial statements from the date of acquisition.
In December 2015, we completed the acquisition of FiBest, a Japan-based merchant market component supplier of optical sub-assemblies. We acquired FiBest to expand our position in optical networking components. The operations of FiBest are included in our consolidated financial statements from the date of acquisition.

In August 2015, we divested the Automotive business to Autoliv based on our belief that the business was not consistent with our long-term strategic vision from either a growth or profitability perspective.
In December 2014, we completed the acquisition of BinOptics, a supplier of high-performance photonic semiconductor products. The operations of BinOptics are included in our consolidated financial statements from the date of acquisition.
In December 2013, we completed the acquisition of Mindspeed, a supplier of high performance analog products. The operations of Mindspeed have been included in our consolidated financial statements since the date of acquisition.
Subsequent to closing the Mindspeed Acquisition, in February 2014, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations.
In May 2014, we completed the sale of Mindspeed's CPE product line for $12.0 million and an additional $2.0 million based upon the achievement of certain revenue-related milestones through December 31, 2014. During the quarter ended April 3, 2015, these milestones were achieved and we recorded income related to this contingent consideration of $2.0 million.
We acquired Nitronex in February 2014. Because we and Nitronex were under common control since June 25, 2012, we present combined financial statements in a manner similar to a pooling-of-interests for all periods since June 25, 2012, the earliest date of common control. Accordingly, our historical financial statements have been retroactively combined as if Nitronex was acquired on June 25, 2012. All periods from June 25, 2012, have been combined using historical amounts of each entity.
We derived (i) the statements of operations data for the fiscal years 2016, 2015 and 2014, and (ii) the balance sheet data as of September 30, 2016 and October 2, 2015, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the statements of operations data for the fiscal years 2013 and 2012 and balance sheet data as of September 27, 2013 and September 28, 2012 from our audited consolidated financial statements, adjusted for discontinued operations, which do not appear elsewhere in this Annual Report. We adopted a 52-or 53-week fiscal year ending on the Friday closest to September 30.
The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data (1):
Revenue	$544,338	$420,609	$339,189	$242,703	$255,544
Cost of revenue	262,729	217,019	198,249	133,505	134,826
Gross profit	281,609	203,590	140,940	109,198	120,718
Operating expenses:
Research and development	107,698	82,188	71,351	42,505	34,903
Selling, general and administrative	145,433	110,030	82,593	57,930	41,235
Impairment charges	11,765	—	—	—	—
Restructuring charges	3,465	1,280	14,823	1,060	1,862
Total operating expenses	268,361	193,498	168,767	101,495	78,000
Income (loss) from operations	13,248	10,092	(27,827)	7,703	42,718
Other income (expense):
Warrant liability (expense) gain (2)	(16,431)	(6,020)	(3,928)	(4,312)	3,175
Class B conversion liability expense (2)	—	—	—	—	(44,119)
Interest (expense), net	(18,427)	(18,376)	(12,362)	(817)	(695)
Other income (expense), net	39	(1,096)	3,217	372	185
Other (expense), net	(34,819)	(25,492)	(13,073)	(4,757)	(41,454)
(Loss) income before income taxes	(21,571)	(15,400)	(40,900)	2,946	1,264
Income tax (benefit) provision	(17,983)	(9,858)	(16,086)	283	11,830
(Loss) income from continuing operations	(3,588)	(5,542)	(24,814)	2,663	(10,566)
Income from discontinued operations	5,022	54,131	9,491	15,533	6,902
Net income (loss)	1,434	48,589	(15,323)	18,196	(3,664)
Accretion value of redeemable preferred stock	—	—	—	—	(2,616)
Net income (loss) attributable to common stockholders	$1,434	$48,589	$(15,323)	$18,196	$(6,280)
Basic income (loss) per common share:
(Loss) income from continuing operations	$(0.07)	$(0.11)	$(0.53)	$0.06	$(0.53)
Income from discontinued operations	0.09	1.06	0.20	0.34	0.28
Net income (loss) - basic	$0.03	$0.95	$(0.33)	$0.40	$(0.25)
Diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.07)	$(0.11)	$(0.53)	$0.06	$(0.53)
Income from discontinued operations	0.09	1.06	0.20	$0.33	$0.28
Net income (loss) - diluted	$0.03	$0.95	$(0.33)	$0.39	$(0.25)
Shares used to compute net income (loss) per common share:
Basic	53,364	51,146	47,009	45,916	24,758
Diluted	53,364	51,146	47,009	47,137	24,758

	As of
	September 30, 2016	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$332,977	$122,312	$173,895	$110,488	$84,600
Working capital	520,794	312,743	287,703	194,289	157,451
Total assets	1,188,551	860,834	675,852	316,635	268,217
Long-term debt, less current portion	576,345	335,087	336,796	—	—
Stockholders’ equity	$462,784	$424,533	$228,567	$247,141	$199,458
_______________________________________________________________________________________________________

(1)	See Results of Operations in Item 8 and Consolidated Statements of Operations and our Notes to Consolidated Financial Statements for additional information for fiscal years 2016, 2015 and 2014.

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

OVERVIEW
See Item 1 - Business for additional information.
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and photonic spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 4,500 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across approximately 40 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (MRI) and unmanned aerial vehicles (UAVs). Our primary markets are: Networks, which includes carrier and enterprise infrastructure, wired broadband and cellular backhaul, cellular infrastructure, photonic solutions, data centers and fiber optic applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and, Multi-market, which includes industrial, medical, test and measurement and scientific applications.

Basis of Presentation
We have one reportable operating segment. All intercompany balances have been eliminated in consolidation. Certain prior period financial statement amounts, including debt issuance costs, have been adjusted to conform to currently reported presentations.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal year 2016 included 52 weeks, fiscal year 2015 included 52 weeks and fiscal year 2014 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in our fiscal years in the first quarter.
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
We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop custom and standard products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 40 product lines;

•
introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies such as GaN, added features, higher levels of integration and improved performance; and

•	continued growth in the demand for high-performance analog and optical semiconductors in our three primary markets in particular.
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: Networks, A&D and Multi-market. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from strength in these markets.
We expect our revenue in the Networks market to be primarily driven by continued upgrades and expansion of communications equipment to support the proliferation of mobile computing devices such as smartphones and tablets, increasing adoption of bandwidth rich services such as video on demand and cloud computing, the rapid adoption of cloud-based services and the migration to an application centric architecture, which we expect will drive adoption of higher speed, low latency optical and wireless links.

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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; contingent consideration valuations and share-based compensation valuations.
When we evaluate inventory for excess quantities and obsolescence we utilize historical product usage experience and expected demand for establishing our reserve estimates. Our actual product usage may vary from the historical experience and estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, both of these factors may result in us recording excess and obsolete inventory amounts that do not match the required amounts.
Significant management judgment is required in our valuation of goodwill and intangible assets and when assessing for potential impairment, many of which are based the creation of forecasts of future operating results that are used in the valuation, including (i) estimation of future cash flows, (ii) estimation of the long-term rate of growth for our business, (iii) estimation of the useful life over which cash flows will occur, (iv) terminal values, if applicable, and (v) the determination of our weighted average cost of capital, which helps determine the discount rate. It is possible that these forecasts may change and our performance projections included in our forecasts of future results prove to be inaccurate. If our actual results, or the forecasts and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. The value of our goodwill and purchased intangible assets could also be impacted by future adverse changes such as: (i) as: (i) a decline in the valuation of technology company stocks, including the valuation of our common stock, (ii) a significant slowdown in the worldwide economy or the semiconductor industry, or (iii) the abandonment of any of our acquired in-process research and development, or IPR&D, projects.
We establish revenue reserves, primarily for distributor price adjustments, which requires the use of judgment and estimates that impact the amount and timing of revenue recognition. We record reductions of revenue for such distributor pricing adjustments in the same period that the related revenue is recorded based on estimates of historical pricing adjustments granted to distributors. The actual pricing adjustments granted to distributors may significantly exceed or be less than the historical estimates resulting in adjustments to revenue in the incorrect period.
We estimate the fair value of contingent consideration by discounting the associated expected cash flows, using a probability-weighted, discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates and probabilities assigned to various potential operating result scenarios. These subjective assumptions and probabilities may be materially different from actual outcomes requiring us to make significant adjustments to such contingent consideration amounts.
We account for share-based compensation arrangements using the fair value method as described in Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements. There are a significant number of estimates and assumptions required for the initial valuation of certain transactions as well as for the ongoing valuation of certain share-based compensation items. These estimates may vary significantly and the assumptions may not be accurate resulting us to make adjustments to historically recorded balances. Historically, we have not experienced material differences in our estimates and actual results.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.

RESULTS OF OPERATIONS
As discussed in Note 20 - Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report, we have adjusted certain amounts associated with these businesses in our results of operations, cash flows and assets and liabilities as discontinued operations for all periods presented.
The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Fiscal Years
	2016	2015	2014

Revenue	$544,338	$420,609	$339,189
Cost of revenue (1) (4) (5)	262,729	217,019	198,249
Gross profit	281,609	203,590	140,940
Operating expenses:
Research and development (1) (5)	107,698	82,188	71,351
Selling, general and administrative (1) (3) (5)	145,433	110,030	82,593
Impairment charges (7)	11,765	—	—
Restructuring charges	3,465	1,280	14,823
Total operating expenses	268,361	193,498	168,767
Income (loss) from operations	13,248	10,092	(27,827)
Other (expense) income:
Warrant liability expense (2)	(16,431)	(6,020)	(3,928)
Interest expense	(18,427)	(18,376)	(12,362)
Other income (expense), net	39	(1,096)	3,217
Other (expense), net	(34,819)	(25,492)	(13,073)
(Loss) income before income taxes	(21,571)	(15,400)	(40,900)
Income benefit provision	(17,983)	(9,858)	(16,086)
(Loss) income from continuing operations	(3,588)	(5,542)	(24,814)
Income from discontinued operations (6)	5,022	54,131	9,491
Net (loss) income	$1,434	$48,589	$(15,323)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations is set forth below (in thousands):

	Fiscal Years
	2016	2015	2014
(a) Intangible amortization expense:
Cost of revenue	$26,615	$27,285	$18,787
Selling, general and administrative	23,640	11,695	1,806
(b) Share-based compensation expense:
Cost of revenue	2,150	1,949	1,771
Research and development	6,568	5,447	2,818
Selling, general and administrative	18,236	12,039	6,688

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)	Includes litigation costs of $2.2 million, $0.9 million and $1.6 million incurred in fiscal years 2016, 2015 and 2014, respectively.

(4)	In fiscal year 2016, 2015 and 2014, includes approximately $2.1 million, $5.5 million and $18.1 million, respectively, of costs for step-up in valuation of acquired business inventories to fair value.

(5)
In fiscal year 2014, cost of revenue, research and development and selling, general and administrative includes approximately $1.4 million, $4.5 million and $13.9 million, respectively, of costs related to the acquisition and integration of Mindspeed.

(6)	See Note 20 to the Consolidated Financial Statements for additional information.

(7)
We recorded impairment charges of $11.8 million during fiscal year 2016 as we made a strategic decision to exit the product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Fiscal Years
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.3	51.6	58.4
Gross profit	51.7	48.4	41.6
Operating expenses:
Research and development	19.8	19.5	21.0
Selling, general and administrative	26.7	26.2	24.4
Impairment charges	2.2	—	—
Restructuring charges	0.6	0.3	4.4
Total operating expenses	49.3	46.0	49.8
Income (loss) from operations	2.4	2.4	(8.2)
Other (expense) income:
Warrant liability expense	(3.0)	(1.4)	(1.2)
Interest expense	(3.4)	(4.4)	(3.6)
Other (expense) income, net	0.0	(0.3)	0.9
Other expense, net	(6.4)	(6.1)	(3.9)
(Loss) income before income taxes	(4.0)	(3.7)	(12.1)
Income tax benefit	(3.3)	(2.3)	(4.7)
(Loss) income from continuing operations	(0.7)	(1.3)	(7.3)
Income from discontinued operations	0.9	12.9	2.8
Net (loss) income	0.3%	11.6%	(4.5)%
Comparison of Fiscal Year Ended September 30, 2016 to Fiscal Year Ended October 2, 2015
Revenue. In fiscal year 2016, our revenue increased $123.7 million or 29.4%, to $544.3 million from $420.6 million for fiscal year 2015.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2016	2015	% Change
Networks	$393,699	$273,931	43.7%
A&D	75,860	83,296	(8.9)%
Multi-market	74,779	63,382	18.0%
Total	$544,338	$420,609	29.4%

Networks	72.3%	65.1%
A&D	13.9%	19.8%
Multi-market	13.7%	15.1%
Total	100.0%	100.0%

For fiscal year 2015, the table above includes $17.4 million recognized in connection with a change in estimate related to distribution revenue recognition. These amounts were primarily recorded in the first fiscal quarter of 2015 and include $6.1 million related to Networks, $5.6 million related to A&D and $5.7 million related to Multi-market.
In fiscal year 2016, our Networks market revenue increased by $119.8 million, or 43.7%, compared to fiscal year 2015. The increase was primarily related to our sales of products acquired in the BinOptics Acquisition in December 2014 and the FiBest Acquisition in December 2015 as well as increased sales of our products addressing carrier infrastructure, fiber to the home access networks, initial 100G long haul deployments, and other optical and optoelectronic applications. These increases were partially offset by lower demand for our products targeting wired broadband and wireless backhaul as well as the distributor revenue adjustment recorded during 2015.
In fiscal year 2016, our A&D market revenue decreased by $7.4 million or 8.9%, compared to fiscal year 2015. The decrease was primarily due to the impact of the change in distributor revenue recognition during fiscal 2015, as well as lower demand for products targeting satellite communication applications during 2016, which were partially offset by incremental revenue from the December 2015 Metelics Acquisition.

In fiscal year 2016, our Multi-market revenues increased $11.4 million or 18.0%, compared to fiscal year 2015. The increase was primarily due to incremental revenue from the December 2015 Metelics Acquisition, partially offset by the change in distributor revenue recognition during 2015.
Gross profit. In fiscal year 2016, our gross profit increased by $78.0 million or 38.3%, compared to fiscal 2015. Gross margin of 51.7%, increased 330 basis points, compared to fiscal year 2015. Gross profit during 2016 was positively impacted by increased sales of higher gross margin products, revenue and the associated profit from newly acquired businesses, as well as lower expenses associated with the step-up in fair value of inventory related to acquisitions, partially offset by higher compensation and depreciation expense from newly acquired businesses, charges associated with the exit of one of our product lines incurred during the second fiscal quarter of 2016, as well as lower margins for certain products due to forward pricing in exchange for volume orders.
Research and development. In fiscal year 2016, research and development expense increased $25.5 million, or 31.0%, to $107.7 million representing 19.8% of revenue, compared with $82.2 million or 19.5% of revenue in fiscal year 2015. Research and development expense increased in 2016 primarily as a result of additional costs from our acquisitions, higher share-based and variable compensation as well as increased spending on new product development initiatives.
Selling, general and administrative. In fiscal year 2016, SG&A expense increased $35.4 million or 32.2%, to $145.4 million, or 26.7% of revenue, compared with $110.0 million, or 26.2% of revenue for fiscal year 2015. Selling, general and administrative expenses increased in 2016 primarily due to higher intangible amortization, share-based and variable compensation as well as additional costs from acquisitions, partially offset by lower acquisition related compensation and transaction expenses.
Impairment charges. We recorded impairment charges of $11.8 million during fiscal year 2016 as we made a strategic decision to exit a product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer. As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as inventory with a value of $2.0 million would no longer have any future benefit. There were no impairment charges recorded in the prior fiscal year.
Restructuring charges. In fiscal year 2016, restructuring charges were $3.5 million or 0.6% of our revenue compared with $1.3 million or 0.3% of our revenue for fiscal year 2015. The increase in restructuring charges during 2016 was primarily related to the Metelics Acquisition. We expect to incur additional restructuring costs of approximately $1.0 million to $3.0 million during the remainder of calendar year 2016.
Warrant liability. In fiscal year 2016, we recorded warrant expense of $16.4 million compared to an expense of $6.0 million for fiscal year 2015. The expense relates to the change in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value. Our common stock price is a key input in determining the fair value of the warrant liability and has increased over the past year which has resulted in a higher expense.
Provision for income taxes. In fiscal year 2016, the provision for income taxes was a benefit of $18.0 million compared to a benefit of $9.9 million for fiscal year 2015. The benefit increased primarily due to a decrease in the current period taxable loss in the U.S., partially offset by income taxed in foreign jurisdictions.
During the fourth quarter of fiscal 2016, we identified and corrected a prior period error where we understated our income tax benefit during 2013 through 2015. This was a result of the incorrect recording of intercompany pretax income among a few of our operating entities and due to the fact that these entities had different statutory tax rates. The out-of-period correction resulted in a $3.9 million increase in income tax benefit in the fiscal year ended September 30, 2016 of which $1.7 million, $1.0 million and $1.2 million related to the prior fiscal years 2015, 2014 and 2013, respectively.
The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for fiscal year 2016 and 2015, was primarily impacted by changes in fair value of the stock warrant liability which is not deductible for tax purposes, as well as income taxed in foreign jurisdictions at tax rates generally lower than the U.S. rate, research and development credits and non-deductible compensation.
During fiscal year 2016, the Company’s unrecognized tax benefits did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by the Company in its 2014 U.S. tax filings. During fiscal year 2014, the Company settled the federal audit for fiscal years 2011 and 2012 with no material impact upon the financial statements.

Comparison of Fiscal Year Ended October 2, 2015 to Fiscal Year Ended October 3, 2014
Revenue. In fiscal year 2015, our revenue increased $81.4 million, or 24.0%, to $420.6 million from $339.2 million in fiscal year 2014
Revenue from our primary markets, the percentage of change between the years, and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2015	2014	% Change
Networks	273,931	183,347	49.4%
A&D	83,296	87,563	(4.9)%
Multi-Market	63,382	68,279	(7.2)%
Total	420,609	339,189	24.0%

Networks	65.1%	54.1%
A&D	19.8%	25.8%
Multi-Market	15.1%	20.1%
Total	100.0%	100.0%

For fiscal year 2015, the table above includes $17.4 million recognized in connection with a change in estimate related to distribution revenue recognition. These amounts were primarily recorded in the first fiscal quarter of 2015 and include $6.1 million related to Networks, $5.6 million related to A&D and $5.7 million related to Multi-market.
In fiscal year 2015, our Networks market revenue increased by $90.6 million or 49.4%, compared to fiscal year 2014. The increase in revenue was primarily from sales of products from the BinOptics Acquisition in December 2014, and the full year impact of the Mindspeed Acquisition in December 2013. Each of these acquisitions expanded our product offerings significantly.
In fiscal year 2015, our A&D market revenue decreased by $4.3 million or 4.9%, compared to fiscal year 2014. We attribute this decrease to lower demand and shipments of certain legacy radar programs as well as the impact of cyclical demand for radar applications.
In fiscal year 2015, our Multi-market revenues decreased $4.9 million or 7.2%, compared to fiscal year 2014. The decrease in revenue was primarily due to lower general market demand for catalog products, partially offset by distributor revenue adjustments associated with a change in estimate during the first quarter of fiscal year 2015.
Gross profit. In fiscal year 2015, our gross profit increased by $62.7 million or 44.5%, compared to fiscal 2014. Gross margin of 48.4% increased 6.8%, compared to fiscal year 2014. The higher gross profit was largely the result of a favorable product mix with higher revenue from recent acquisitions and legacy products, partially offset by acquisition related increases in amortization expense.
Research and development. In fiscal year 2015, research and development expense increased $10.8 million or 15.2%, to $82.2 million or 19.5% of our revenue, compared with $71.4 million or 21.0% of our revenue in fiscal year 2014. Research and development expenses increased primarily related to additional research and development activities as well as increased headcount and employee compensation related to recently acquired businesses.
Selling, general and administrative. In fiscal year 2015, SG&A expense increased $27.4 million or 33.2%, to $110.0 million or 26.2% of our revenue, compared with $82.6 million, or 24.4% of our revenue for fiscal year 2014. The increase was primarily due to increased headcount and employee compensation expense related to acquired businesses, acquisition integration costs and higher litigation costs.
Restructuring charges. In fiscal year 2015, restructuring charges were $1.3 million or 0.3% of our revenue compared with $14.8 million or 4.4% of our revenue for fiscal year 2014. Restructuring charges were higher in 2014 primarily due to a reduction in headcount and changes related to payments associated with Mindspeed employment agreements, as well as, reductions associated with the integration of the Mindspeed business which included severance and related benefits.
Income (loss) from operations. In fiscal year 2015, we reported income from operations of $10.1 million or 2.4%, compared to a loss from operations of $27.8 million or 8.2%. This change of $37.9 million or 136.3%, was primarily the result of higher revenue and gross profit associated with recently acquired businesses, partly offset by higher operating expenses in fiscal year 2015 compared to the prior fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 30, 2016 and October 2, 2015, respectively (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Cash and cash equivalents, beginning of period	$122,312	$173,895
Net cash provided by operating activities	79,232	33,678
Net cash used in investing activities	(94,863)	(207,425)
Net cash provided by financing activities	227,354	122,407
Effect of exchange rates on cash balances	(1,058)	(243)
Cash and cash equivalents, end of period	$332,977	$122,312

Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2016 of $79.2 million consisted of net income of $1.4 million, plus adjustments to reconcile our net income to cash provided by operating activities of $118.8 million less changes in operating assets and liabilities of $41.0 million. Adjustments to reconcile our net income to cash provided by operating activities of $118.8 million primarily included depreciation and intangible amortization expense of $70.6 million, share-based incentive compensation expense of $27.0 million, impairment related charges of $13.0 million and warrant liability expense of $16.4 million. In addition, cash used by operating assets and liabilities was $41.0 million for fiscal year 2016, primarily driven by an increase in inventory of $24.7 million and an increase in accounts receivable of $17.2 million partially offset by an increase in accrued expenses of $10.9 million. Inventory increases during fiscal year 2016 are expected to support anticipated customer demand. The fiscal year 2016 increase in accounts receivable was due to increases in revenue compared to 2015.
Our cash flow from operating activities for fiscal year 2015 of $33.7 million consists of net income of $48.6 million plus adjustments to reconcile our net income to cash provided by operating activities of $45.8 million less changes in operating assets and liabilities of $60.7 million. Adjustments to reconcile our net income to cash provided by operating activities of $45.8 million primarily included depreciation and intangible amortization expense of $54.7 million, share-based incentive compensation expense of $19.4 million and warrant liability expense of $6.0 million. In addition, cash used by operating assets and liabilities was $60.7 million for fiscal year 2015 primarily driven by an escrow payment of $14.6 million associated with the retention of BinOptics Acquisition employees, a decrease in deferred revenue of $17.0 million associated with a change in estimate related to distributor revenue recognition, an increase in accounts receivable of $13.1 million and a decrease in accrued liabilities of $5.6 million, primarily associated with a payment for BinOptics Acquisition related professional fees.
Cash Flow from Investing Activities:
Our cash flow used by investing activities for fiscal year 2016 consisted primarily of cash paid for the FiBest Acquisition and Metelics Acquisition of $85.5 million and capital expenditures of $31.3 million. The $7.5 million of cash provided from discontinued operations during fiscal year 2016 was consulting fee income associated with the sale of our Automotive business which occurred in August 2015. Additionally, during fiscal year 2016, we purchased $36.3 million of short term investments and received proceeds of $51.6 million related to the sale of short term investments which was used to fund acquisitions and operating activities.
Our cash flow used by investing activities for fiscal year 2015 consisted primarily of cash paid for the BinOptics Acquisition of $208.4 million and capital expenditures of $38.3 million. These expenditures were partially offset by proceeds of $81.2 million from the divestiture of our Automotive business.
For additional information related to Acquisitions, Investments and Discontinued Operations see Notes 3, 4 and 20 to our Consolidated Financial Statements included in this Annual Report.
Cash Flow from Financing Activities:
For additional information related to our Debt, specifically our Credit Agreement, Term Loans and Revolving Facility, see Note 9 to our Consolidated Financial Statements - Debt included in this Annual Report.
During fiscal year 2016, our cash from financing activities of $227.4 million was primarily related to $247.6 million of proceeds from the amendment of our Credit Agreement (as defined in Note 9. - "Debt") on August 31, 2016 and $5.5 million of proceeds from stock option exercises and employee stock purchases. These inflows were partially offset by $9.9 million in payments of debt primarily assumed in connection with our FiBest Acquisition, $10.0 million in purchases of stock associated with employee tax withholdings, $3.5 million of financing costs associated with the amendment of our Credit Agreement and $4.1 million of principal payments associated with our Term Loans.

Cash flow from financing activities for fiscal year 2015 was $122.4 million driven primarily by net proceeds from our February 2015 common stock offering totaling $127.8 million. We also received proceeds of $100.0 million from our Revolving Facility during the first fiscal quarter, which was subsequently repaid during the following fiscal quarter. We made $3.5 million in payments of debt as well as $1.5 million in capital lease payments. In addition, we paid $8.6 million in purchases of stock associated with employee tax withholdings, partly offset by $5.5 million of proceeds from stock option exercises and employee stock purchases.
On February 5, 2015, we completed a public offering of 7,800,000 shares of common stock at a price of $30.00 per share, of which 4,500,000 shares were newly-issued shares sold and 3,300,000 shares were previously outstanding shares held by affiliates of John Ocampo, our Chairman of the Board and majority stockholder prior to the offering and held by certain funds affiliated with Summit Partners, L.P. After deducting underwriting discounts and commissions and offering expenses, the net proceeds from shares sold in this offering were approximately $127.7 million. We used $100.0 million of the net proceeds we received in this offering to repay outstanding borrowings under our revolving credit facility and we expect to use the remainder of the net proceeds for general corporate purposes. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.
The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 30, 2016, cash held by our foreign subsidiaries was $40.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.
We plan to use our available cash and cash equivalents, short term investments and potential remaining borrowing capacity under our Revolving Facility for general corporate purposes, including working capital and for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short term investments, cash generated from operations and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. As of September 30, 2016, we do not have material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).
CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of September 30, 2016, (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt	$591,487	$6,051	$12,102	$573,334	$—
Interest Payments on Long-term Debt	121,515	27,377	52,443	41,695	—
Capital Leases	3,573	1,168	1,486	827	92
Estimated Interest Payments on Capital Leases	189	81	84	23	1
Operating Lease Obligations (1)	32,048	9,245	12,580	4,748	5,475
Purchase Commitments (2)	1,135	1,135	—	—	—
Total Contractual Cash Obligations	$749,947	$45,057	$78,695	$620,627	$5,568
Other Commercial Commitments
Letters of Credit	400	400	—	—	—
Commercial Contract Commitments (3)	68,236	64,293	3,943	—	—
Total Commercial Commitments	$68,636	$64,693	$3,943	$—	$—
________________________________________________________________________________________________________

(1)
We have non-cancelable operating lease agreements for office, research, development and manufacturing space in the U.S. and certain foreign locations. We also have operating leases for certain equipment, automobiles and services. These lease agreements expire at various dates through 2026 and certain agreements contain provisions for extension at substantially the same terms as currently in effect.

(2)	In the normal course of business, we enter into supply arrangements with certain of our suppliers to purchase minimum quantities of inventories.

(3)	The most significant of our commercial contract commitments relate to open purchase orders of approximately $68.2 million.
As of September 30, 2016, we had an estimated $4.3 million in asset retirement obligations for the restoration of leased facilities upon the termination of the related leases.  Although it is reasonably possible that our estimates could materially change in the next 12 months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
As of September 30, 2016, we had recorded $1.7 million of unrecognized tax benefits. The Company is unable to make a reasonable estimate as to when and if such amounts will be paid.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 30, 2016.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents investments and our variable rate debt, as well as foreign exchange rate risk. In addition, the value of our warrant liability is based on the underlying price of our common stock and changes in its value could significantly impact our warrant liability expense.
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds and commercial paper. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations. We do not enter into financial instruments for trading or speculative purposes.

Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of September 30, 2016, we had $591.5 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $5.9 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MACOM Technology Solutions Holdings, Inc.
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and October 2, 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and October 2, 2015, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 17, 2016

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$332,977	$122,312
Short term investments	23,776	39,557
Accounts receivable (less allowances of $3,279 and $5,745, respectively)	108,331	83,950
Inventories	114,935	79,943
Deferred income taxes	—	31,431
Income tax receivable	21,607	15,854
Prepaid and other current assets	11,318	11,172
Total current assets	612,944	384,219

Property and equipment, net	99,167	83,759
Goodwill	120,024	93,346
Intangible assets, net	259,602	243,666
Deferred income taxes	89,606	48,239
Other long-term assets	7,208	7,605
Total assets	$1,188,551	$860,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion long-term debt	7,203	4,058
Accounts payable	30,579	29,311
Accrued liabilities	54,368	38,107
Total current liabilities	92,150	71,476
Long-term debt, less current portion	576,345	335,087
Warrant liability	38,253	21,822
Other long-term liabilities	7,254	7,916
Deferred income taxes	11,765	—
Total liabilities	725,767	436,301
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
Common stock, $0.001 par value, 300,000 shares authorized; 53,709 and 52,958 shares issued and 53,685 and 52,933 shares outstanding as of September 30, 2016 and October 2, 2015, respectively, of which 3 and 11 shares, respectively, are subject to forfeiture	54	53
Treasury Stock, at cost, 23 shares as of September 30, 2016 and October 2, 2015	(330)	(330)
Accumulated other comprehensive income (loss)	9,039	(2,279)
Additional paid-in capital	551,509	526,011
Accumulated deficit	(97,488)	(98,922)
Total stockholders' equity	462,784	424,533
Total liabilities and stockholders' equity	$1,188,551	$860,834
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2016	2015	2014
Revenue	$544,338	$420,609	$339,189
Cost of revenue	262,729	217,019	198,249
Gross profit	281,609	203,590	140,940
Operating expenses:
Research and development	107,698	82,188	71,351
Selling, general and administrative	145,433	110,030	82,593
Impairment charges	11,765	—	—
Restructuring charges	3,465	1,280	14,823
Total operating expenses	268,361	193,498	168,767
Income (loss) from operations	13,248	10,092	(27,827)
Other income (expense):
Warrant liability expense	(16,431)	(6,020)	(3,928)
Interest expense	(18,427)	(18,376)	(12,362)
Other income (expense)	39	(1,096)	3,217
Total other income (expense), net	(34,819)	(25,492)	(13,073)
Loss before income taxes	(21,571)	(15,400)	(40,900)
Income tax (benefit) provision	(17,983)	(9,858)	(16,086)
Loss from continuing operations	(3,588)	(5,542)	(24,814)
Income from discontinued operations	5,022	54,131	9,491
Net (loss) income	$1,434	$48,589	$(15,323)

Net income (loss) per share:
Basic income (loss) per share:
Loss from continuing operations	$(0.07)	$(0.11)	$(0.53)
Income from discontinued operations	0.09	1.06	0.20
(Loss) income per share - basic	$0.03	$0.95	$(0.33)
Diluted income (loss) per share:
Loss from continuing operations	$(0.07)	$(0.11)	$(0.53)
Income from discontinued operations	0.09	1.06	0.20
(Loss) income per share - diluted	$0.03	$0.95	$(0.33)
Shares used:
Basic	53,364	51,146	47,009
Diluted	53,364	51,146	47,009
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years
	2016	2015	2014
Net income (loss)	1,434	$48,589	$(15,323)
Unrealized loss on short term investments, net of tax	(2)	(97)	—
Foreign currency translation gain (loss), net of tax	11,320	(918)	(1,097)
Other adjustments, net of tax	—	90	(90)
Other comprehensive income (loss), net of tax	11,318	(925)	(1,187)
Total comprehensive income (loss)	$12,752	$47,664	$(16,510)
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance - September 27, 2013	46,419	$46	23	$(330)	$(167)	$379,780	$(132,188)	$247,141
Capital contributions	—	—	—	—	—	3,200	—	3,200
Common control business combination	—	—	—	—	—	(26,080)		(26,080)
Common control tax benefits	—	—	—	—	—	6,069		6,069
Stock option exercises	515	1	—	—	—	2,218	—	2,219
Vesting of restricted common stock and units	536	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	150	—	—	—	—	1,810	—	1,810
Shares repurchased for tax withholdings on restricted stock awards	(72)	—	—	—	—	(1,282)	—	(1,282)
Share-based compensation	—	—	—	—	—	11,277	—	11,277
Fair value of vested awards assumed in acquisition	—	—	—	—	—	785	—	785
Excess tax benefits	—	—	—	—	—	(63)	—	(63)
Other comprehensive income, net of tax	—	—	—	—	(1,187)	—	—	(1,187)
Net loss	—	—	—	—	—	—	(15,323)	(15,323)
Balance at October 3, 2014	47,548	$48	23	$(330)	$(1,354)	$377,714	$(147,511)	$228,567
Net Proceeds from Stock Offering	4,500	5	—	—	—	127,756	—	127,761
Stock option exercises	288	—	—	—	—	2,613	—	2,613
Vesting of restricted common stock and units	704	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	176	—	—	—	—	2,838	—	2,838
Shares repurchased for tax withholdings on restricted stock awards	(258)	(1)	—		—	(8,555)	—	(8,556)
Share-based compensation	—	—	—	—	—	20,655	—	20,655
Excess tax benefits	—	—	—	—	—	2,990	—	2,990
Other comprehensive income, net of tax	—	—	—	—	(925)	—	—	(925)
Net income	—	—	—	—	—	—	48,589	48,589
Balance at October 2, 2015	52,958	$53	23	$(330)	$(2,279)	$526,011	$(98,922)	$424,533
Stock option exercises	130	—	—	—	—	1,253	—	1,253
Vesting of restricted common stock and units	750	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	154	—	—	—	—	4,207	—	4,207
Shares repurchased for tax withholdings on restricted stock awards	(283)	—	—	—	—	(9,995)	—	(9,995)
Share-based compensation	—	—	—	—	—	26,954	—	26,954
Excess tax benefits	—	—	—	—	—	3,079	—	3,079
Other comprehensive income, net of tax	—	—	—	—	11,318	—	—	11,318
Net income	—	—	—	—	—	—	1,434	1,434
Balance at September 30, 2016	53,709	$54	23	$(330)	$9,039	$551,509	$(97,488)	$462,784
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,434	$48,589	$(15,323)
Adjustments to reconcile net (loss) income to net cash from operating activities (net of acquisitions):
Depreciation and intangible amortization	70,591	54,708	34,618
Share-based compensation	26,954	19,435	11,277
Warrant liability expense	16,431	6,020	3,928
Acquired inventory step-up amortization	2,061	5,533	18,053
Deferred financing costs amortization and write offs	1,717	1,651	3,021
Acquisition prepaid compensation amortization	4,457	9,623	—
Gain from discontinued operations	(7,500)	(63,256)	—
Deferred income taxes	(9,936)	7,835	(13,328)
Impairment of assets	12,955	3,500	—
Other adjustments, net	1,083	740	186
Change in operating assets and liabilities (net of acquisition):
Accounts receivable	(17,209)	(13,089)	2,223
Inventories	(24,708)	92	(9,586)
Prepaid expenses and other assets	(2,412)	3,932	(646)
Accounts payable	(1,075)	(1,858)	(7,140)
Accrued and other liabilities	10,862	(5,640)	(6,726)
Income taxes	(6,473)	(12,512)	(2,656)
Prepaid compensation	—	(14,586)	—
Deferred revenue	—	(17,039)	7,571
Net cash from operating activities	79,232	33,678	25,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(85,517)	(208,352)	(260,875)
Purchases of property and equipment	(31,326)	(38,252)	(16,973)
Proceeds from sales and maturities of investments	51,573	—	—
Purchases of investments	(36,316)	(40,183)	—
Proceeds from discontinued operations	7,500	—	—
Strategic investments	—	1,500	(5,250)
Acquisition of intellectual property	(777)	(3,346)	(5,490)
Sale of product line	—	—	12,000
Sale of businesses	—	81,208	12,345
Net cash used in investing activities	(94,863)	(207,425)	(264,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	5,460	5,450	4,028
Payments on notes payable	(4,138)	(3,500)	(3,500)
Payments of assumed debt	(9,938)	(1,504)	(40,917)
Repurchase of common stock	(9,995)	(8,626)	(1,282)
Proceeds from stock offering, net of issuance costs	—	127,761	—
Proceeds from revolving credit facility	—	100,000	245,000
Payments on revolving credit facility	—	(100,000)	(245,000)
Borrowings from notes payable	247,625	—	350,000
Excess tax benefits	3,079	2,990	(63)
Capital contributions	—	—	3,200
Other adjustments	(4,739)	(164)	(9,106)
Net cash from financing activities	227,354	122,407	302,360
Foreign currency effect on cash	(1,058)	(243)	(182)
NET CHANGE IN CASH AND CASH EQUIVALENTS	210,665	(51,583)	63,407
CASH AND CASH EQUIVALENTS — Beginning of year	$122,312	$173,895	110,488
CASH AND CASH EQUIVALENTS — End of year	$332,977	$122,312	$173,895
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
MACOM Technology Solutions Holdings, Inc. (the Company) was incorporated in Delaware on March 25, 2009. We are a leading provider of high-performance analog semiconductor solutions that enable the next-generation internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and photonic spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation, Basis of Presentation and Reclassification—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Certain prior period financial statement amounts, including debt issuance costs, have been adjusted to conform to currently reported presentations. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2016 and 2015 included 52 weeks and fiscal year 2014 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in our fiscal years in the first quarter.
 Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
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
The financial statements of our foreign operations where the functional currency is the U.S. dollar, but where the underlying transactions are transacted in a different currency, are remeasured at the exchange rate in effect at the balance sheet date with respect to monetary assets and liabilities. Nonmonetary assets and liabilities, such as inventories and property and equipment and related statements of operations accounts, such as cost of revenue and depreciation, are remeasured at historical exchange rates. Revenue and expenses, other than cost of revenue, amortization and depreciation, are translated at the average exchange rate for the period in which the transaction occurred. The net gains and losses on foreign currency remeasurement are reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. Net foreign exchange transaction gains and losses for all periods presented were immaterial.
Cash and Cash Equivalents—Cash equivalents are primarily composed of short-term, highly-liquid instruments with an original maturity of three months or less and consists primarily of money market funds and commercial paper.
Investments—We classify our investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value based upon third party pricing at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income and loss as a separate component of stockholders’ equity.
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

Goodwill and Indefinite-lived Intangible Assets—We have goodwill and certain intangible assets with indefinite-lives which are not subject to amortization; these are reviewed for impairment annually as of August 31st and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment we compare the carrying value of the reporting unit to the fair value of the Company. For our assessment of in-service indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. For indefinite-lived assets not in service, such as in-process research and development, we performed a qualitative assessment using an assumption of ‘more likely than not’ to determine if there were any impairment indicators. If impairment exists, a loss would be recorded to write down the value of the assets to their implied fair values. There have been no impairments of goodwill or indefinite-lived intangible assets in any period presented through September 30, 2016.
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
In evaluating a long-lived asset for recoverability, we estimate the undiscounted cash flows expected to result from our use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In fiscal year 2016 we recorded impairment charges related to our strategic decision to exit a product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer. There were no impairments of long-lived assets in any prior periods presented. Intangible assets related to in-process research and development acquired are not amortized until the underlying asset begins revenue generating activity, at which time it is amortized over its estimated useful life. Intangibles related to abandoned in-process research and development projects are expensed in the period the project is abandoned. There were no significant expenses related to abandoned in-process research and development projects in any prior period presented.
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
Prior to fiscal year 2015, we had concluded that we had insufficient information as well as limited experience in estimating the effect of the right of distributors to return product and price protection and, accordingly, used the sell through approach of revenue recognition. Under this approach, we would recognize revenue from sales after the distributor resold the product to its end customer (the sell through basis). After concluding an extensive three year study of distributor related transactions, we completed an evaluation of our revenue recognition policy and concluded that it was appropriate to recognize revenue to distributors at the time of shipment to the distributor (sell-in basis).
During fiscal year 2015, we concluded that we had sufficient data to predict future price adjustments from distributors and had a basis of being able to reasonably estimate these future price adjustments. Accordingly, on a consolidated basis, revenue from distribution customers was impacted by a change in estimate. Revenues from distributors accounted for approximately 10-15% of total consolidated revenue at that time. The terms of certain agreements with distribution customers provide for rights of return and compensation credits until such time as our products are sold by the distributors to their end customers. We have agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivable based upon historical activity. Our policy is to use a 12 month rolling historical experience rate and an estimated general reserve percentage in order to estimate the necessary allowance to be recorded.
During fiscal year ended October 2, 2015, we recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The full year impact of this change in estimate resulted in additional revenue of $17.4 million and a net income of $7.7 million, or $0.15 earnings per share during fiscal year 2015. We also established a new reserve of $6.0 million for the fiscal year ended October 2, 2015 related to future rebates and returns under various programs associated with our distributor agreements.
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
Earnings Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, such as stock options, warrants and restricted stock units, using the treasury stock method.
Fair Value Measurements—Financial assets and liabilities are measured at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability at the measurement date under current market conditions in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we group financial assets and liabilities in a three-tier fair value hierarchy, according to the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical assets and liabilities in markets that are not active and model-based valuation techniques for which significant assumptions are observable in active markets; and, Level 3—unobservable inputs for which there is little or no market data, requiring us to develop our own assumptions for model-based valuation techniques. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.
Contingent Consideration—We estimate and record at the acquisition date, the fair value of contingent consideration making up part of the purchase price consideration for acquisitions. Additionally, at each reporting period, we estimate the change in the fair value of contingent consideration and any change in fair value is recognized in the consolidated statements of operations. We estimate the fair value of contingent consideration by discounting the associated expected cash flows, using a probability-weighted, discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates and probabilities assigned to various potential operating result scenarios.
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense over the requisite service period of the award, which is generally the vesting period, using the straight-line method and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the consolidated statements of operations in the same manner in which the award recipients’ salary costs are classified. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using the simplified method, which is a method of applying a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. The decision to use the simplified method is based on a lack of relevant historical data, due to our limited operating experience. In addition, due to our limited historical data, we incorporate the historical volatility of comparable companies with publicly available share prices to determine estimated volatility. The accounting for stock options requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Guarantees and Indemnification Obligations—We enter into agreements in the ordinary course of business with, among others, customers, distributors and original equipment manufacturers (OEM). Most of these agreements require us to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to specific Company trademarks require us to indemnify the other party against third-party claims alleging that the use of the licensed trademark infringes a third-party trademark. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees in the form of warranties regarding the performance of Company products to customers.
We have agreements with certain vendors, creditors, lessors and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions, its employees, agents or representatives.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 30, 2016 and October 2, 2015. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. We have retroactively adopted this guidance for our fiscal year ended October 2, 2015, and as a result we reclassified the debt issuance costs associated with our Term Loans as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This update simplifies the presentation of deferred income taxes by eliminating the current requirements to classify deferred income tax assets and liabilities between current and noncurrent.  The amendments in this update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  For public business entities, the standard is effective in the annual reporting periods beginning after December 15, 2016.  Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented.  We have elected to adopt this standard early and have implemented the change prospectively as of the second quarter of fiscal 2016; prior periods were not adjusted.  Upon adoption in the second quarter of fiscal 2016, we included our current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities. Refer to Note 16 to the Consolidated Financial Statements for additional information.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Liabilities. This update makes amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, this update will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This Update addresses debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This update amends the guidance on recognizing the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendment eliminates the exception for an intra entity transfer of an asset other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
3. ACQUISITIONS
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (FiBest) a Japan-based merchant market component supplier of optical sub-assemblies (FiBest Acquisition). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. For the fiscal year ended September 30, 2016, we recorded transaction costs of $2.7 million as selling, general and administrative expense related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.
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
During the fiscal year ended September 30, 2016, we recorded adjustments to our preliminary allocation of $0.9 million primarily related to a deferred tax liability and inventory valuation associated with the acquisition of FiBest. The purchase accounting is preliminary and subject to completion of certain areas and therefore the purchase price allocation remains preliminary as of September 30, 2016. The adjustments arising from the completion of the outstanding matters could materially affect the preliminary purchase accounting. We expect to finalize our allocation of purchase price when our review has been completed during calendar year 2016. The adjusted preliminary allocation of purchase price as of September 30, 2016, is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation

Current assets	$10,850	$(405)	$10,445
Intangible assets	45,650	—	45,650
Other assets	3,334	(17)	3,317
Total assets acquired	59,834	(422)	59,412
Liabilities assumed:
Debt	11,627	—	11,627
Deferred income taxes	12,932	(1,274)	11,658
Other liabilities	3,968	—	3,968
Total liabilities assumed	28,527	(1,274)	27,253
Net assets acquired	31,307	852	32,159
Consideration:
Cash paid upon closing, net of cash acquired	47,517	—	47,517
Goodwill	$16,210	$(852)	$15,358
The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$9,400	7
Customer relationships	36,250	10
	$45,650
The overall weighted-average life of the identified intangible assets acquired in the FiBest Acquisition is estimated to be 9.4 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of FiBest revenue and earnings included in our accompanying consolidated statements of operations for the fiscal year ended September 30, 2016 (in thousands):

Amount
Revenue	$30,540
Loss before income taxes	(4,616)
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the fiscal year ended September 30, 2016 and October 2, 2015 below give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenue	$551,964	$444,991
Net income (loss)	(3,324)	36,715
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (Metelics), a diode supplier for aggregate cash consideration of $37.1 million, subject to customary working capital and other adjustments (Metelics Acquisition). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the fiscal year ended September 30, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.
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
During the fourth quarter ended September 30, 2016, we recorded an adjustment to our preliminary allocation of $3.5 million primarily associated with the physical inventory and fixed assets review which reduced current and other assets acquired and increases to intangible assets. During fiscal year 2016, we finalized the working capital adjustment resulting in a reduction of the cash consideration paid of $0.9 million. The purchase accounting is preliminary and subject to completion including certain fair value measurements. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting. We will finalize our allocation of purchase price during calendar year 2016. The adjusted preliminary allocation of purchase price as of September 30, 2016, is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation

Current assets	$15,250	$(2,636)	$12,614
Intangible assets	19,700	1,200	20,900
Other assets	6,249	(3,160)	3,089
Total assets acquired	41,199	(4,596)	36,603
Liabilities assumed:
Other liabilities	7,401	(200)	7,201
Total liabilities assumed	7,401	(200)	7,201
Net assets acquired	33,798	(4,396)	29,402
Consideration:
Cash paid upon closing, net of cash acquired	38,000	(875)	37,125
Goodwill	$4,202	$3,521	$7,723
The components of the acquired intangible assets on a preliminary basis were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$1,000	7
Customer relationships	19,900	10
	$20,900
The overall weighted-average life of the identified intangible assets acquired in the Metelics Acquisition is estimated to be 9.9 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of Metelics revenue and earnings included in our accompanying consolidated statements of operations for the fiscal year ended September 30, 2016 (in thousands):

Amount
Revenue	$33,552
Income before income taxes	3,372
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the fiscal year ended September 30, 2016 and October 2, 2015, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as, the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenue	$553,174	$459,048
Net income (loss)	1,183	45,107
Acquisition of BinOptics Corporation—On December 15, 2014, we completed the acquisition of BinOptics Corporation (BinOptics), a supplier of high-performance photonic semiconductor products (BinOptics Acquisition). In accordance with the related Agreement and Plan of Merger, all of the outstanding equity interests (including outstanding warrants) of BinOptics were exchanged for aggregate consideration of approximately $208.4 million in cash. In addition we paid $14.6 million as part of a related retention escrow agreement designed to retain certain BinOptics employees. This $14.6 million was included in the terms of the purchase agreement and has been accounted for as a post-closing prepaid expense. We funded the BinOptics Acquisition with a combination of cash on hand and the incurrence of $100.0 million of additional borrowings under our existing Revolving Facility. For the fiscal year ended October 2, 2015, we recorded transaction costs of approximately $4.2 million related to the BinOptics Acquisition in selling, general and administrative expense in the accompanying consolidated statements of operations.
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
We finalized our allocation of purchase price during the first quarter of fiscal year 2016. The final allocation of purchase price as of January 1, 2016, was as follows (in thousands):

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
The following is a summary of BinOptics revenue and earnings included in our consolidated statements of operations for the fiscal year ended October 2, 2015 (in thousands):

Fiscal Year Ended
October 2, 2015
Revenue	$61,549
Income before income taxes	354
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the fiscal year ended October 2, 2015, below, give effect to the BinOptics Acquisition, described above, as if it had occurred at September 28, 2013. These amounts have been calculated after applying our accounting policies and adjusting the results of BinOptics to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets and additional interest expense on acquisition-related borrowings had been applied and incurred since September 28, 2013. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Revenue	$428,440	$384,452
Net income (loss) from continuing operations	(3,489)	(98,119)
4. INVESTMENTS
All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type as of September 30, 2016 and October 2, 2015 are summarized in the tables below (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$14,894	$9	$(103)	$14,800
Commercial paper	2,978	—	(4)	2,974
US treasuries and agency bonds	6,004	1	(3)	6,002
Total investments	$23,876	$10	$(110)	$23,776

	October 2, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$24,546	$5	$(89)	$24,462
US treasuries and agency bonds	15,108	3	(16)	15,095
Total investments	$39,654	$8	$(105)	$39,557
The contractual maturities of available-for-sale investments were as follows (in thousands):

September 30, 2016
Less than 1 year	$8,976
Over 1 year	14,800
Total investments	$23,776
Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
We have determined that the gross unrealized losses on its available for sale securities at September 30, 2016 and October 2, 2015 are temporary in nature. No available for sale securities were held as of October 3, 2014.  We review our investments to identify and evaluate investments that have indications of possible impairment. The techniques used to measure the fair value of our investments are described in Note 5 - Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of our fixed income securities are rated investment grade or better.
We received proceeds from sales of available-for-sale securities of $51.6 million during the fiscal year ended September 30, 2016. During fiscal year ended October 2, 2015 we did not receive proceeds from sales of available-for-sale securities. Such sales resulted in the recording of gross realized gains of $0.1 million and gross realized losses of $0.2 million during the year ended September 30, 2016, which have been recorded within other income (expense).  The Company did not hold available for sale securities during the year ended October 3, 2014.
Other Investments—We determined the appropriate classification of our investments at the time of acquisition and re-evaluate such determination at each balance sheet date. We record at cost non-marketable equity investments where we do not have the ability to exercise significant influence or control and periodically reviews such investments for impairment.
During fiscal year 2015, we made a minority investment of $0.5 million in the convertible debt of a privately-held U.S. based company. This investment was included in the assets sold in connection with the Automotive business.
During fiscal year 2014, we made a minority investment of $5.0 million in the equity of a privately-held U.S. based company. This minority equity investment was accounted for under the cost method and is included on the consolidated balance sheets in other long-term assets. During the second fiscal quarter of 2015, the privately-held U.S. based company was sold to a third party which provided the Company with information that the underlying value of the investment had been impaired at April 3, 2015. Accordingly, the Company recorded an impairment charge of $3.5 million which is included in Other Expense in the Consolidated Statement of Operations during fiscal year 2015. The Company received $1.5 million in exchange for the equity investment during fiscal year 2015. There are no other investments outstanding at September 30, 2016 or October 2, 2015.
5. FAIR VALUE
We group our financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by us.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 30, 2016.
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their net asset value (NAV) and classified as Level 1. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. Broker dealer bids or quotes on securities with similar characteristics may also be used.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,172	$1,172	$—	$—
Commercial paper	102,928	—	102,928	—
US treasuries and agency bonds	6,002	—	6,002	—
Corporate bonds	14,799	—	14,799	—
Total assets measured at fair value	$124,901	$1,172	$123,729	$—
Liabilities
Contingent consideration	$848	$—	$—	$848
Common stock warrant liability	38,253	—	—	38,253
Total liabilities measured at fair value	$39,101	$—	$—	$39,101

	October 2, 2015
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$15,000	$15,000	$—	$—
US treasuries and agency bonds	15,095	—	15,095	—
Corporate bonds	24,462	—	24,462	—
Total assets measured at fair value	$54,557	$15,000	$39,557	$—
Liabilities
Contingent consideration	$1,150	$—	$—	$1,150
Warrant liability	21,822	—	—	21,822
Total liabilities measured at fair value	$22,972	$—	$—	$22,972

The quantitative information utilized in the fair value calculation of our Level 3 liabilities are as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	September 30, 2016	October 2, 2015
Contingent consideration	Discounted cash flow	Discount rate	12.9%	16.0%
		Probability of achievement	75% - 100%	75% - 90%
		Timing of cash flows	1 year	2 years
Warrant liability	Black-scholes model	Volatility	43.2%	36.0%
		Discount rate	1.14%	1.30%
		Expected life	4.2 years	5.2 years
		Exercise price	$14.05	$14.05
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
As of September 30, 2016 and October 2, 2015, the fair value of the common stock warrant liability has been estimated using a Black-Scholes option pricing model. Prior to September 30, 2016, expected volatility was based on our own historical trading experience averaged with the historical volatility of our publicly-traded peer companies since we lacked sufficient historical data to use our own volatility on a stand-alone basis. As of September 30, 2016, we have begun to use our own historical trading history to calculate estimated volatility since we now had sufficient historical experience based on the remaining term of the warrants.

The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2016
	October 2, 2015	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 30, 2016
Contingent consideration	$1,150	$98	$—	$(400)	$—	$848
Warrant liability	$21,822	$16,431	$—	$—	$—	$38,253

	Fiscal Year 2015
	October 3, 2014	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	October 2, 2015
Trading securities	$250	$—	$500	$(750)	$—	$—
Contingent consideration	$820	$330	$—	$—	$—	$1,150
Warrant liability	$15,801	$6,021	$—	$—	$—	$21,822

	Fiscal Year 2014
	September 27, 2013	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	October 3, 2014
Trading securities	$—	$—	$250	$—	$—	$250
Contingent consideration	$—	$—	$820	$—	$—	$820
Warrant liability	$11,873	$3,928	$—	$—	$—	$15,801
6. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances including customer returns, doubtful accounts and other items as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Balance - beginning of year	$5,745	$725	$514
Provision (recoveries), net	10,453	11,010	250
Charge-offs	(12,919)	(5,990)	(39)
Balance - end of year	3,279	5,745	725
The balance at the end of the fiscal year primarily includes compensation credits and customer returns allowance of $3.0 million, $5.5 million and $0.4 million and allowance for doubtful accounts of $0.2 million for fiscal years 2016, 2015 and 2014, respectively.
7. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2016	October 2, 2015
Raw materials	$67,378	$44,329
Work-in-process	9,157	3,086
Finished goods	38,400	32,528
Total	$114,935	$79,943

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2016	October 2, 2015
Land, buildings and improvements	$12,572	$10,981
Construction in process	9,415	25,898
Machinery and equipment	129,639	89,852
Leasehold improvements	12,152	9,161
Furniture and fixtures	1,469	983
Computer equipment and software	12,954	9,307
Total property and equipment	178,201	146,182
Less accumulated depreciation and amortization	(79,034)	(62,423)
Property and equipment — net	$99,167	$83,759
Depreciation and amortization expense related to property and equipment for fiscal years 2016, 2015 and 2014 was $20.4 million, $15.7 million and $14.0 million, respectively.
9. DEBT
On May 8, 2014, we entered into a credit agreement (Credit Agreement) with a syndicate of lenders that provided for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (Initial Term Loans) and a revolving credit facility of $100.0 million initially, which matures in May 2019 (Revolving Facility). In February 2015, we executed an amendment to the Credit Agreement that increased our aggregate borrowing capacity under the Revolving Facility to $130 million. The Initial Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Initial Term Loans using the straight-line method, which approximates the effective interest rate method.
On August 31, 2016 we entered into an amendment (Incremental Term Loan Amendment) to our Credit Agreement which provided for incremental term loans in an aggregate principal amount of $250.0 million, which mature in May 2021 (Incremental Term Loans, together with the Initial Term Loans, Term Loans). The terms of the Incremental Term Loans are identical to the terms of the Initial Term Loans, other than with respect to upfront fees, original issue discount and arrangement, structuring or similar fees payable in connection therewith. The Incremental Term Loans were issued with an original issue discount of 0.95%, which is being amortized over the term of the Incremental Term Loans using the straight-line method, which approximates the effective interest rate method.
Borrowings under the Initial Term Loans and Incremental Term Loans bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate (subject to a floor of 0.75%), plus an applicable margin of 3.75% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (y) the federal funds rate plus one-half of 1.00%, and (z) the LIBOR rate applicable to a one-month interest period plus 1.00% (but in each case, not less than 1.75%), plus an applicable margin of 2.75%. Borrowings under the Revolving Facility bear interest (payable quarterly) at: (i) for LIBOR loans, a rate per annum equal to the LIBOR rate, plus an applicable margin in the range of 2.00% to 2.50% (based on our total net leverage ratio being within certain defined ranges); and, (ii) for base rate loans, a rate per annum equal to the prime rate, plus an applicable margin in the range of 1.00% to 1.50% (based on our total net leverage ratio being within certain defined ranges). The effective interest rate on our Initial Term Loans and Incremental Term Loans was 4.5% as of September 30, 2016. We also pay a quarterly unused line fee for the Revolving Facility in the range of 0.25% to 0.375% (based on our total net leverage ratio being within certain defined ranges) as well as overall agency fees. As of September 30, 2016, we had no borrowings under the Revolving Facility.
The combined Initial Term Loans and Incremental Term Loans are payable in quarterly principal installments of approximately $1.5 million on the last business day of each calendar quarter, beginning on September 30, 2016, with the remainder due on the maturity date. In the event that we divest a business, the net cash proceeds of the divestment are generally to be applied to repayment of outstanding Term Loans except to the extent we reinvest such proceeds in assets useful for its business within 18 months of receiving the proceeds. To the extent we enter into a binding agreement to reinvest such proceeds within 18 months of receiving them, we have until the later of 18 months following its receipt of the proceeds and 6 months following the date of such agreement to complete the reinvestment.
At the signing of the Credit Agreement and the Incremental Term Loan Amendment, the entire $350.0 million principal amount of the Initial Term Loans and $250.0 million principal amount of the Incremental Term Loans, respectively, were funded. The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial covenants. We incurred $8.7 million in fees for the issuance of the Credit Agreement and $3.1 million in fees for the issuance of the Incremental Term Loan Amendment, which were recorded as deferred financing costs and are being amortized over the life of the Credit Agreement as interest expense. As of September 30, 2016, approximately $8.8 million of deferred financing costs remain unamortized, of which $7.5 million related to the Incremental Term Loans is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.3 million related to the Revolving Facility is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans and Incremental Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of September 30, 2016, we were in compliance with all financial and non-financial covenants under the Credit Agreement and we had $591.5 million of outstanding Term Loan borrowings under the Credit Agreement and $130.0 million of borrowing capacity under our Revolving Facility.
As of September 30, 2016, the following remained outstanding on the Term Loans:

Principal balance	$591,487
Unamortized discount	(4,051)
Total Term loans	587,436
Current portion	6,051
Long-term, less current portion	$581,385

As of September 30, 2016, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2017	$6,051
2018	6,051
2019	6,051
2020	6,051
2021	567,283
Total	$591,487
The fair value of the Term Loans was estimated to be approximately $595.9 million as of September 30, 2016, and was determined using Level 2 inputs, including a quoted rate from a bank.
In fiscal year 2016 we retroactively adopted ASU 2015-03, and as a result we classified $7.5 million and $5.4 million of debt issuance costs for fiscal years ended September 30, 2016 and October 2, 2015, respectively, as a direct reduction of long term debt in our accompanying consolidated balance sheet.
In connection with the FiBest Acquisition during fiscal year 2016, we assumed $11.6 million of debt, of which approximately $3.1 million was outstanding as of September 30, 2016.
In connection with the BinOptics Acquisition during fiscal year 2015, we assumed debt of approximately $2.5 million of which approximately $0.5 million was outstanding as of September 30, 2016, which is included in the current portion of long term debt.
10. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Code (Section 401(k)) on October 1, 2009 (401(k) Plan). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the plan may be made at the discretion of the board of directors. During the fiscal year ended September 30, 2016, we contributed $1.9 million to our 401(k) Plan for calendar year 2015. There were no contributions made by us to the 401(k) Plan for calendar year 2016 through September 30, 2016.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.1 million, $1.0 million and $1.0 million for fiscal years 2016, 2015 and 2014, respectively.

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 30, 2016	October 2, 2015
Compensation and benefits	$32,563	$20,711
Interest payable	4,314	3,502
Distribution costs	3,584	3,091
Restructuring costs	3,104	943
Asset retirement obligations	2,932	—
Professional fees	1,706	2,167
Rent and utilities	1,310	1,458
Product warranty	1,039	656
Software licenses	90	1,223
Other	3,726	4,356
Total	$54,368	$38,107
12. COMMITMENTS AND CONTINGENCIES
Operating Leases—We have non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States and foreign locations. We also have operating leases for certain equipment, automobiles and services in the United States and foreign jurisdictions. These lease agreements expire at various dates through 2026, and certain agreements contain provisions for extension at substantially the same terms as currently in effect. Lease escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, are typically included in the determination of straight-line rent expense over the lease term.
Future minimum lease payments for the next five fiscal years as of September 30, 2016, are as follows (in thousands):

2017	$9,245
2018	6,715
2019	5,865
2020	3,188
2021	1,560
Thereafter	5,475
Total minimum lease payments	$32,048

Rent expense incurred under non-cancelable operating leases was $7.0 million, $6.5 million and $6.6 million in fiscal years 2016, 2015 and 2014, respectively.
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of the end of fiscal years 2016, 2015 and 2014, the estimated costs for the removal of these assets are recorded as asset retirement obligations was $4.3 million, $1.3 million and $1.8 million, respectively.
Unused Letter of Credit—As of September 30, 2016, we had outstanding unused letters of credit from a bank aggregating $0.4 million.
Purchase Commitments—As of September 30, 2016, we had outstanding non-cancelable purchase commitments aggregating $1.1 million pursuant to inventory supply arrangements.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the year ended September 30, 2016.
GaN Lawsuit Against Infineon— On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against International Rectifier Corporation (International Rectifier), Infineon Technologies Americas Corporation (Infineon Americas), and Infineon Technologies AG (Infineon AG) (collectively, Infineon) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations.  On July 19, 2016, we filed a first amended complaint omitting International Rectifier as a defendant (since we had been advised that formal legal entity no longer exists) and adding a further claim of breach of contract based on some of Infineon’s GaN-on-Si product activities, among other changes.

 The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by MACOM in 2014) and International Rectifier (acquired by Infineon AG in 2015).  We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, and declaratory judgment of non-infringement of patents.  If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  On August 9, 2016, we moved for a preliminary injunction on our Third Claim for Relief, which seeks a declaration that the 2010 exclusive license from Infineon to MACOM is still in effect, and asking the Court to enjoin Infineon from acting inconsistently with that license.  On August 17, 2016, both Infineon entities moved to dismiss our claims asserted against them on various grounds.  In an order dated October 31, 2016, the Court:  (a) granted MACOM’s motion for preliminary injunction; (b) denied Infineon Americas’ motion to dismiss; and (c) granted in part and denied in part Infineon AG’s motion to dismiss.
With respect to the above legal proceeding, we have not been able to reasonably estimate the amount or range of any possible loss, and accordingly have not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.
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
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Total
Balance - September 27, 2013	$145
Current period charges	14,823
Payments	(14,167)
Balance - October 3, 2014	801
Current period charges	1,280
Payments	(1,138)
Balance - October 2, 2015	943
Current period charges	3,465
Payments	(1,304)
Balance at September 30, 2016	$3,104
The restructuring expenses recorded to date are expected to be paid through the remainder of calendar year 2016. We expect to incur additional restructuring costs in the range of approximately $1.0 million and $3.0 million during the remainder of calendar year 2016 as we complete restructuring actions primarily associated with the Metelics Acquisition.
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
Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2016	2015	2014
Balance — beginning of year	$656	$446	$318
Impact of acquisition	413	50	202
Provisions	(30)	160	(74)
Balance — end of year	$1,039	$656	$446
15. INTANGIBLE ASSETS
Amortization expense related to amortized intangible assets is as follows (in thousands):

	Fiscal Years
	2016	2015	2014
Cost of revenue	$26,615	$27,285	$18,787
Selling, general and administrative	23,640	11,695	1,806
Total	$50,255	$38,980	$20,593
Intangible assets consist of the following (in thousands):

	September 30, 2016	October 2, 2015
Acquired technology	$165,397	$162,536
Customer relationships	207,674	144,070
In-process research and development	8,000	8,000
Trade name	3,400	3,400
Total	384,471	318,006
Less accumulated amortization	(124,869)	(74,340)
Intangible assets — net	$259,602	$243,666
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 3, 2014	$188,777	$131,953	$24,670	$17,970	$3,400	$10,784
Net intangibles acquired	224,470	17,500	119,400	—	—	87,570
Placed in service	—	9,780	—	(9,780)	—	—
Adjustment to fair value	(190)	—	—	(190)	—	—
Goodwill allocation to discontinued operations	(5,008)	—	—	—	—	(5,008)
Other intangibles purchased	3,303	3,303	—	—	—	—
Balance at October 2, 2015	411,352	162,536	144,070	8,000	3,400	93,346
Net intangibles acquired	85,762	10,400	54,950	—	—	20,412
Adjustment to fair value	16,801	1,881	8,654	—	—	6,266
Impairments of intangible assets	(10,088)	(10,088)	—	—	—	—
Other intangibles purchased	668	668	—	—	—	—
Balance at September 30, 2016	$504,495	$165,397	$207,674	$8,000	$3,400	$120,024
As of September 30, 2016, our estimated amortization of our intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the FiBest and Metelics acquisitions, was as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$51,647	48,742	42,045	33,914	27,613	44,241
Our trade name is an indefinite-lived intangible asset. During development, in-process research and development (IPR&D) is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a qualitative assessment using an assumption of ‘more likely than not’ to determine if there were any impairment indicators. If impairment exists, a loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.
Accumulated amortization, for the acquired technology and customer relationships, was $76.7 million and $48.1 million, respectively, as of September 30, 2016, and $52.0 million and $22.3 million, respectively, as of October 2, 2015.
During the second quarter of fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on-SiC license and technology transfer to focus on development of our GaN-on-SiC efforts.  As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets and inventory, would no longer have any future benefit.  The associated charges incurred during the nine months ended July 1, 2016 were $13.8 million which included a write-off of $10.1 million of intangible assets, $0.6 million of property and equipment, $1.1 million of contractual commitments and $2.0 million of inventory.

16. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2016	October 2, 2015
Current deferred tax assets:
Accrued liabilities	$—	$11,332
Inventory	—	5,043
Deferred revenue	—	(3)
Accounts receivable	—	51
Federal net operating loss	—	11,186
Other current deferred tax assets	—	—
Discontinued operations	—	2,703
Deferred compensation	—	3,468
Valuation allowance	—	(2,349)
Current net deferred tax assets	$—	$31,431
Non-current deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$85,256	$70,448
Intangible assets	(49,725)	(44,196)
Property and equipment	(2,730)	(2,977)
Other non-current deferred tax assets	21,855	292
Discontinued operations	9,100	9,191
Deferred compensation	5,545	1,066
Deferred gain	19,011	23,531
Valuation allowance	(10,471)	(9,116)
Non-current net deferred tax assets (liabilities)	77,841	48,239
Total deferred tax asset	$77,841	$79,670
Included in the above table are the attributes of our Japan jurisdiction which is in a net liability position of $11.8 million and comprised primarily of a liability of $14.9 million relating to intangible assets offset by a $2.9 million net operating loss.
In fiscal year 2016 we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Upon adoption we included our current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.
As of September 30, 2016, we have $195.7 million of gross federal net operating loss (NOL) carryforwards consisting of $2.2 million relating to the BinOptics Acquisition and $193.5 million relating to prior acquisitions. The federal net operating loss carryforwards will expire at various dates through 2035. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382. As of September 30, 2016, we also have $7.0 million of gross net operating loss carryforwards in Japan which will expire at various dates through 2025.
During the fourth quarter of fiscal 2016, we identified and corrected a prior period error where we understated our income tax benefit during 2013 through 2015. This was a result of the incorrect recording of intercompany pretax income among a few of our operating entities and due to the fact that these entities had different statutory tax rates. The out-of-period correction resulted in a $3.9 million increase in income tax benefit in the fiscal year ended September 30, 2016 of which $1.7 million, $1.0 million and $1.2 million related to the prior fiscal years 2015, 2014 and 2013, respectively.
The domestic and foreign income (loss) from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2016	2015	2014
United States	$(46,593)	$(34,251)	$(60,836)
Foreign	25,022	18,851	19,936
(Loss) income from operations before income taxes	$(21,571)	$(15,400)	$(40,900)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2016	2015	2014
Current:
Federal	$(5,861)	$(19,015)	$712
State	(766)	688	(419)
Foreign	906	1,092	2,181
Current provision (benefit)	(5,721)	(17,235)	2,474
Deferred:
Federal	(8,163)	10,845	(16,557)
State	(502)	(4,131)	(756)
Foreign	(2,603)	(1,302)	(725)
Change in valuation allowance	(994)	1,965	(522)
Deferred provision (benefit)	(12,262)	7,377	(18,560)
Total provision (benefit)	$(17,983)	$(9,858)	$(16,086)
Our net deferred tax asset relates predominantly to our operations in the United States. A valuation allowance is recorded when, based on assessment of both positive and negative evidence, management determines that it is not more likely than not that the assets are recoverable. Such assessment is required on a jurisdictional basis.
The $10.5 million of valuation allowance as of September 30, 2016 relates primarily to state NOL and tax credit carryforwards assumed in the Mindspeed Acquisition and UK tax credit and NOL carryforwards whose recovery is not considered more likely than not. The $11.5 million of valuation allowance as of October 2, 2015 related primarily to state NOL carryforwards assumed in the Mindspeed Acquisition and UK tax credit and NOL carryforwards whose recovery is not considered more likely than not. The change during the year ending September 30, 2016 of $1.0 million primarily relates to state NOL and tax credit carryforwards.
Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	40.1	30.5	11.2
State taxes net of federal benefit	1.0	3.5	1.8
Warrant liabilities	(26.7)	(13.7)	(3.4)
Change in valuation allowance	3.0	(6.0)	(0.3)
Research and development credits	16.9	16.1	1.9
Correction of prior period	18.3	—	—
Provision to return adjustments	3.5	9.9	—
Nondeductible compensation expense	(9.2)	(8.9)	(1.5)
Nondeductible legal fees	(1.8)	(4.1)	(1.9)
Nitronex losses	—	—	(2.6)
Other permanent differences	3.3	1.6	(0.8)
Effective income tax rate	83.4%	63.9%	39.4%
 For fiscal years 2016, 2015 and 2014, the effective tax rates to calculate the tax benefit on $21.6 million, $15.4 million and $40.9 million, respectively, of pre-tax loss from continuing operations were 83.4%, 63.9% and 39.4%, respectively. The effective income tax rate for fiscal years 2016, 2015 and 2014 were primarily impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, research and development tax credits, and the fair market value adjustment of warrant liabilities. For fiscal years 2015 and 2016, the rate was impacted by a retroactive enactment of the R&D tax credit from fiscal years 2014 and 2015, respectively, and a larger shift of the revenue associated with foreign entities taxed at lower rates as part of our auto divestiture. In addition, the effective income tax rate for fiscal year 2014 was impacted by pre-acquisition Nitronex losses.
All earnings of foreign subsidiaries are considered indefinitely reinvested for the periods presented. Undistributed earnings of all foreign subsidiaries as of September 30, 2016 aggregated $105.3 million, with Ireland and Grand Cayman accounting for $45.0 million and $56.3 million, respectively. It is not practicable to determine the U.S. federal and state deferred tax liabilities associated with such foreign earnings.

Activity related to unrecognized tax benefits is as follows (in thousands):

Amount
Balance - October 3, 2014	(1,670)
Additions based on tax positions	—
Reductions based on tax positions	—
Balance - October 2, 2015	$(1,670)
Additions based on tax positions	—
Reductions based on tax positions	—
Balance at September 30, 2016	$(1,670)
The balance of the unrecognized tax benefit as of September 30, 2016, is included in other long-term liabilities in the accompanying consolidated balance sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal year 2016, we did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at September 30, 2016, as the remaining unrecognized tax benefits would only serve to reduce our current federal and state NOL carryforwards, if ultimately recognized.
A summary of the fiscal tax years that remain subject to examination, as of September 30, 2016, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States—federal	2013 - forward
United States—various states	2013 - forward
Ireland	2012 - forward
Generally, we are no longer subject to federal income tax examinations for years before 2013, except to the extent of loss and tax credit carryforwards from those years.
17. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have three equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan), the 2012 Omnibus Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (ESPP).
Upon the closing of the IPO, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (ISOs), non-statutory stock options (NSOs), performance based non-statutory stock options, stock appreciation rights, restricted stock (RSAs), restricted stock units (RSUs), performance-based stock units (PRSUs), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Certain of the share-based awards granted and outstanding as of September 30, 2016, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally have a term of 7 to 10 years.
As of September 30, 2016, we had 13.9 million shares available for future issuance under the 2012 Plan. The financial impact of any modifications to share-based awards during the periods presented was not material.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statement of Operations during the periods presented (in thousands):

	Fiscal Years
	2016	2015	2014
Cost of revenue	$2,150	$1,949	$1,771
Research and development	6,568	5,447	2,818
Selling, general and administrative	18,236	12,039	6,688
Total	$26,954	$19,435	$11,277
Amounts presented above included share-based compensation expense in fiscal years 2015 and 2014, related to employees terminated in conjunction with the Automotive divestiture in August 2015, of $0.4 million and $0.3 million, respectively.

As of September 30, 2016, the total unrecognized compensation costs, adjusted for estimated forfeitures, related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $49.2 million, which we expect to recognize over a weighted-average period of 2.8 years.

Stock Options
A summary of stock option activity for fiscal year 2016 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - October 2, 2015	889	$18.40
Granted	305	32.22
Exercised	(130)	9.61
Forfeited, canceled or expired	(16)	40.04
Options outstanding - September 30, 2016	1,048	$23.18	5.79	20,073
Options vested and expected to vest - September 30, 2016	1,048	$23.18	5.79	20,073
Options exercisable - September 30, 2016	508	$12.91	5.68	14,939
Aggregate intrinsic value represents the difference between our closing stock price on September 30, 2016, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $3.7 million, $7.1 million and $7.6 million for fiscal year 2016, 2015 and 2014, respectively.
Stock Options with Performance-based Vesting Criteria
In April 2016, we granted 5,000 non-qualified stock options which will vest subject to certain performance metrics such as revenue and gross margin targets being achieved. These performance stock options were valued at $10.54 per share at the date of grant using the Black-Scholes option pricing model.
In April 2015 and May 2015, the Company granted 225,000 non-qualified stock options which will vest subject to certain performance metrics such as revenue and gross margin targets being achieved. The aggregate fair value of these stock options was approximately $2.0 million on the date of grant and are subject to vesting based on performance and service conditions being met. We used a Black-Scholes valuation model for estimating the fair value on the date of grant of $10.35 and $10.12 per option share, respectively. The fair value of stock options are affected by valuation assumptions, including volatility, the Company’s stock price, expected term of the option, risk-free interest rate and expected dividends. These stock options will fully vest and become exercisable if certain performance criteria are met or exceeded in any period of four consecutive fiscal quarters completed during the term of the options based on pre-established revenue and gross margin targets. The stock options have a term of seven years, assuming continued employment with or services to the Company, and have an average exercise price of $34.06 and equal to the closing price of the Company’s common stock on the date of grant.
The weighted average Black-Scholes input assumptions used for calculating the fair value of stock options are as follows:

	Fiscal Years
	2016	2015	2014
Risk-free interest rate	1.2%	1.2%	—%
Expected term (years)	4.0	4	0
Expected volatility	31.8%	36.2%	—%
Expected dividends	—%	—%	—%
Stock Options with Market-based Vesting Criteria
In November 2015, we granted 300,000 non-qualified stock options with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s underlying public stock achieves the target price of $64.22 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
In September 2015, we granted 30,000 stock options awards, with an exercise price of $29.80, under the 2012 Plan with a grant date fair value of $0.4 million that are subject to vesting only upon the market price of the Company's underlying public stock closing at $63.60 for at least a consecutive three trading day period. These stock options' fair value of $12.38 per option was estimated using a Monte Carlo simulation model based on the market conditions vesting condition. Compensation cost is recognized on a straight-line basis over the estimated service period of approximately three years, expiring in September 2022.
In April 2014, we granted stock options as to 405,000 shares of common stock with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within ten years of the grant date. Due to the market condition upon which vesting is based, the fair value of the awards was estimated using a Monte Carlo simulation model. Compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of three years. During 2015, our common stock closed at a price of $34.79 per share, exceeding the target price of $32.55 per share, which resulted in the recognition of approximately $2.5 million of compensation expense.
The weighted average Monte Carlo input assumptions used for calculating the fair value of stock options are as follows:

	Fiscal Years
	2016	2015	2014
Risk-free interest rate	2.1%	1.9%	2.7%
Expected term (years)	7	7	10
Expected volatility	36.5%	37.4%	42.6%

Restricted Stock Awards and Units
A summary of restricted stock awards and units activity for fiscal year 2016 is as follows (in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Issued and unvested - October 2, 2015	1,692	$25.30	$48,375
Granted	864	39.73
Vested	(750)	23.88
Forfeited, canceled or expired	(98)	33.36
Issued and unvested shares - September 30, 2016	1,708	32.76	$72,165
As of September 30, 2016, the aggregate intrinsic value of vesting restricted stock units including time-based and performance units was $67.3 million for fiscal year 2016. The total fair value of restricted stock awards and units vesting was $26.5 million, $23.3 million and $9.2 million for the fiscal years 2016, 2015 and 2014, respectively.
PRSU awards, which are also included in the table above, have two vesting conditions (1) based on performance where awards are divided into three equal tranches and will vest based on achieving certain adjusted earnings per share (EPS) growth targets and (2) a service condition where the employee must be employed on May 15th of the following year once the performance condition being met. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. PRSU awards were granted during fiscal year 2015 and 2016 with performance criteria and service conditions have been met on the first tranche of fiscal year 2015 awards resulting in a vesting at 300% of targeted shares. The performance criteria for the first tranche of the fiscal year 2016 awards and the second tranche of the fiscal year 2015 awards have met and are expected to vest assuming continued employment with, or services to us, through the vest date of May 15th following the date of when the performance criteria has been met. Incremental PRSU awards that could ultimately vest if all performance criteria are achieved would be 240,585 shares assuming a maximum of 300% of the targeted shares.
Employee Stock Purchase Plan (ESPP)
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. As of September 30, 2016, total unrecognized compensation cost related to the ESPP was not material. In fiscal years 2016 and 2015, approximately 154,000 and 176,000, respectively, of shares of common stock were issued under the ESPP.
The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal by the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year equal by the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP. In fiscal year 2016, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.
18. STOCKHOLDERS’ EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of September 30, 2016 and October 2, 2015. The outstanding shares of common stock as of September 30, 2016 and October 2, 2015, presented in the accompanying consolidated statements of stockholders’ equity, exclude 3,300 and 11,000 unvested shares of restricted stock awards, respectively, issued as compensation to employees that were subject to forfeiture.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of September 30, 2016, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations.

19. RELATED-PARTY TRANSACTIONS
GaAs Labs, LLC (GaAs Labs), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice.
In the fiscal year ended September 30, 2016, we recorded charges to GaAs Labs of $0.1 million and $0.1 million in fiscal years 2016 and 2014, respectively, for services provided pursuant to this agreement. No charges were recorded in fiscal year 2015. We have recorded these amounts as other income in the accompanying consolidated statements of operations.
In fiscal years 2016, 2015 and 2014, we recorded revenue of $0.1 million, $1.1 million and 0.2 million, respectively, associated with product sales to a public company with a common director.
20. DISCONTINUED OPERATIONS
In August of fiscal year 2015, we sold our Automotive business to Autoliv ASP Inc. (Autoliv) as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through 2019. Additionally, we entered into a Consulting Agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash.
During fiscal year 2015, we recorded a pre-tax gain on the sale of the Automotive business of $61.8 million based on the $82.1 million received at closing on August 17, 2015, as described above.  The remainder of the consideration to be received from Autoliv, if any, including any amounts related to the consulting agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable.
In fiscal year 2014, subsequent to closing the Mindspeed Acquisition, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations through the date of sale. There was no initial gain or loss on the sale which closed in February 2014.  The selling price of the wireless business was $12.3 million and was received upon settlement of all indemnification holdbacks during fiscal year 2014. The final settlement of $1.6 million was received in September 2015, and recorded as a pre-tax gain within discontinued operations.
Additionally during fiscal year 2014, we sold non-core assets representing one product line, receiving cash proceeds aggregating $12.0 million. We have no continuing interests in these assets. There was no gain or loss on the sale, which closed in May 2014, and results of this product line are included in continuing operations.
The accompanying consolidated statement of operations includes the following operating results related to these divested businesses (in thousands):

	Automotive Business			Mindspeed Wireless Business
	Fiscal Years			Fiscal Years
	2016	2015	2014	2016	2015	2014
Revenue	$—	$71,712	$79,473	$—	$—	$2,439
Cost of revenue	—	46,931	51,425	—	—	1,249
Gross profit	—	24,781	28,048	—	—	1,190
Operating expenses:
Research and development	—	2,319	2,334	—	—	4,531
Selling, general and administrative	—	2,441	3,586	—	—	1,078
Restructuring charges	—	—	—	—	—	2,962
Total operating expenses	—	4,760	5,920	—	—	8,571
Income from discontinued operations	—	20,021	22,128	—	—	(7,381)
Other income	7,500	4,000	—	—	—	—
Gain on sale	308	61,771	—	—	1,550	—
Income (loss) before income taxes	7,808	85,792	22,128	—	1,550	(7,381)
Income tax provision (benefit)	2,786	32,652	8,032	—	559	(2,776)
Income (loss) from discontinued operations	$5,022	$53,140	$14,096	$—	$991	$(4,605)

Above includes depreciation & amortization of	$—	$189	$302	$—	$—	$—
Cashflow from Operating Activities	$—	$(9,513)	$16,945	$—	$991	$(4,605)
Cashflow from Investing Activities	$7,500	$(505)	$(275)	$—	$—	$—
Other income recorded during the fiscal year ended September 30, 2016, related to the Consulting Agreement with Autoliv. The gain on sale recorded during the fiscal year ended September 30, 2016, related to the adjustment of accruals established at the time of the sale of the Automotive business. Amounts recorded during the fiscal year ended October 2, 2015, were from ongoing operating activities prior to the sale of the Automotive business.

21. EARNINGS PER SHARE
The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2016	2015	2014
Numerator:
Income (loss) from continuing operations	$(3,588)	$(5,542)	$(24,814)
Income (loss) from discontinued operations	5,022	54,131	9,491
Net income (loss)	1,434	48,589	(15,323)
Warrant liability gain	—	—	—
Net income (loss) attributable to common stockholders	$1,434	$48,589	$(15,323)
Denominator:
Weighted average common shares outstanding-basic	53,364	51,146	47,009
Dilutive effect of options and warrants	—	—	—
Weighted average common shares outstanding-diluted	53,364	51,146	47,009
Common stock earnings per share-basic:
Continuing operations	$(0.07)	$(0.11)	$(0.53)
Discontinued operations	0.09	1.06	0.20
Net common stock earnings per share-basic	$0.03	$0.95	$(0.33)
Common stock earnings per share-diluted:
Continuing operations	$(0.07)	$(0.11)	$(0.53)
Discontinued operations	0.09	1.06	0.20
Net common stock earnings per share-diluted	$0.03	$0.95	$(0.33)
The table above excludes the effects of 1,855, 2,056 and 1,408 shares for the fiscal years ended 2016, 2015 and 2014, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units and warrants as the inclusion would be antidilutive.
22. SUPPLEMENTAL CASH FLOW INFORMATION
As of September 30, 2016 and October 2, 2015, we had $0.8 million and $3.2 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying consolidated statements of cash flows until paid.
Upon closing the Mindspeed Acquisition, we assumed $40.2 million of the seller's indebtedness, all of which was paid in fiscal year 2014.
The following is supplemental cash flow information regarding noncash investing and financing activities:

	Fiscal Years
	2016	2015	2014
Cash paid for interest	$16,335	$15,607	$6,994
Cash paid (refunded) for income taxes	$(373)	$22,676	$4,668

23.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign currency items	Other items	Total
Balance - October 3, 2014	$(1,264)	$(90)	$(1,354)
Foreign currency translation adjustment	(918)	—	(918)
Other adjustment, net of tax	—	90	90
Unrealized gain/loss on short term investments	—	(97)	(97)
Balance - October 2, 2015	(2,182)	(97)	(2,279)
Foreign currency translation, net of tax	11,320	—	11,320
Unrealized gain/loss on short term investments	—	(2)	(2)
Balance at September 30, 2016	$9,138	$(99)	$9,039
24. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Fiscal Years
Revenue by Geographic Region	2016	2015	2014
United States	$155,998	$152,974	$134,436
Asia Pacific (1)	346,670	231,369	148,141
Other Countries (2)	41,670	36,266	56,612
Total	$544,338	$420,609	$339,189

	As of
	September 30, 2016	October 2, 2015
Long-Lived Assets by Geographic Region
United States	$79,832	$72,617
Asia Pacific (1)	16,614	8,740
Other Countries(2)	2,721	2,402
Total	$99,167	$83,759

(1)	Asia Pacific represents China, Taiwan, Hong Kong, Japan, Singapore, India, Thailand, Korea, Australia, Malaysia and the Philippines.

(2)	No international country or region represented greater than 10% of the total net long-lived assets or revenue as of the dates presented, other than the Asia-Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2016	2015	2014
Customer A	15%	8%	4%
Customer B	12%	12%	10%
Customer C	11%	18%	19%

	September 30, 2016	October 2, 2015
Accounts Receivable
Customer A	11%	14%
Customer B	16%	10%
Customer C	11%	22%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2016, 2015 and 2014, our top ten customers represented an aggregate of 62%, 57% and 52% of total revenue, respectively.
25.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Fiscal Year 2016
Revenue	$115,774	$133,579	$142,288	$152,697	$544,338
Gross profit	60,318	65,525	73,962	81,804	281,609
Income (loss) from continuing operations (1)	(16,770)	(12,045)	21,353	3,874	(3,588)
Income (loss) from discontinued operations (1)	1,199	1,396	1,199	1,228	5,022
Per share data (2)
Income (loss) from continuing operations, basic	$(0.32)	$(0.23)	$0.40	$0.07	$(0.07)
Income (loss) from discontinued operations, basic	$0.02	$0.03	$0.02	$0.02	$0.09
Per share data (2)
Income (loss) from continuing operations, diluted	$(0.32)	$(0.23)	$0.11	$0.07	$(0.07)
Income (loss) from discontinued operations, diluted	$0.02	$0.03	$0.02	$0.02	$0.09

Fiscal Year 2015
Revenue	$96,556	$102,431	$109,058	$112,564	$420,609
Gross profit	47,419	46,714	52,496	56,961	203,590
Income (loss) from continuing operations	(9,963)	(11,176)	1,756	13,841	(5,542)
Income (loss) from discontinued operations (1)	3,657	3,639	6,271	40,564	54,131
Per share data (2)
Income (loss) from continuing operations, basic	$(0.21)	$(0.22)	$0.03	$0.26	$(0.11)
Income (loss) from discontinued operations, basic	$0.08	$0.07	$0.12	$0.76	$1.06
Per share data (2) (3)
Income (loss) from continuing operations, diluted	$(0.21)	$(0.22)	$0.03	$0.08	$(0.11)
Income (loss) from discontinued operations, diluted	$0.08	$0.07	$0.11	$0.74	$1.06
____________

(1)	During the fourth quarter of fiscal year 2015 we divested our Automotive business.

(2)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(3)
Diluted income (loss) per shares for the fiscal third quarter 2016 and 2015, and fiscal fourth quarter 2015, exclude $15.3 million, $0.5 million and $9.7 million, respectively, related to warrant liability gain.

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
Remediation Activities. During fiscal year 2016, we implemented additional internal controls over financial reporting related to information technology general controls in the areas of user access and program change management. Management actively engaged in the implementation efforts related to this remediation plan in order to ensure that internal controls which contributed to this material weakness were properly designed and to ensure that they will operate effectively. The remediation actions taken during fiscal year 2016 included the following:
•Improving the design, operation and monitoring of control activities and procedures associated with restricted user and administrator access and appropriate segregation of duties to the affected IT systems, including both preventive and detective control activities.
•Enhancing existing program change management control activities, including tracking of access, authorizations and history of changes across the affected IT systems.
•Expanding our resources in the functional areas that support and monitor our IT systems and the information generated therefrom.
Management believes that these efforts have effectively remediated the material weakness identified in prior periods. Additionally, new internal controls have been implemented during fiscal year 2016 and have been in operation for a sufficient period of time, tested and concluded on by management to be designed and operating effectively as of September 30, 2016. Although effective, we will continue to evaluate and work to improve our internal control over financial reporting and may decide to take additional measures to address any subsequent control deficiencies identified or determine to modify the control designs as described above. Management relies on these internal controls to provide reasonable assurance that they will prevent or detect a material error in our financial statements. Accordingly, management believes these remediation efforts have been successful and has concluded that our internal controls over financial reporting related to information technology general controls in the areas of user access and program change are operating effectively as of September 30, 2016.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MACOM Technology Solutions Holdings, Inc.
Lowell, Massachusetts
We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MACOM Technology Solutions Holdings, Inc., and subsidiaries as of September 30, 2016 and October 2, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016 of MACOM Technology Solutions Holdings, Inc., and subsidiaries and our report dated November 17, 2016 expressed an unqualified opinion thereon.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 17, 2016

ITEM 9B. OTHER INFORMATION.

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan (2009 Plan), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of September 30, 2016 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
Equity Compensation Plans Approved by Security Holders	2,518,724	$8.95	13,930,847
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,518,724	$8.95	13,930,847

(1) Does not include 1,707,506 unvested shares outstanding as of September 30, 2016 in the form of restricted stock awards or restricted stock units under our 2012 Plan, which do not require the payment of any consideration by the recipients.
(2) The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan.
(3) The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements (included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2016 and October 2, 2015
Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2016, October 2, 2015 and October 3, 2014
Consolidated Statements of Cash Flows for the Fiscal Years September 30, 2016, October 2, 2015 and October 3, 2014
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2016, October 2, 2015 and October 3, 2014
Notes to Consolidated Financial Statements

(b)	Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement by and among MACOM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

2.2
Agreement and Plan of Merger by and among MACOM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

2.3
Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and MACOM Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).
4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).
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

10.1*
Form of Indemnification Agreement between MACOM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2
MACOM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3
Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*
Form of Restricted Stock Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*
Form of Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2015).

10.7*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2015).
10.8*	MA-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 2, 2015).
10.9*
Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.10*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan.
10.11*
MACOM Technology Solutions Holdings, Inc. Change in Control Plan, as amended and restated through November 13, 2015 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on November 24, 2015).

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
10.15*
Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.16*
Offer of Employment Letter, dated as of December 11, 2013, between MACOM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.17
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.18
Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.19*	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2015).
10.20
Consulting Agreement, dated July 16, 2015, among MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.21
Purchase and Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc., and Calare Properties, Inc., dated May 23, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016).

10.22
Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.23
First, Second and Third Amendments to Purchase And Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc. and Calare Properties, Inc. dated July 22, 2016, September 20, 2016 and September 22, 2016, respectively.

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

Date: November 17, 2016

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 17, 2016.

Signature and Title	Signature and Title

/s/ John Croteau	/s/ John Ocampo
John Croteau	John Ocampo
President and Chief Executive Officer	Chairman of the Board
Director
(Principal Executive Officer)	/s/ Susan Ocampo
Susan Ocampo
/s/ Robert J. McMullan	Director
Robert J. McMullan
Senior Vice President and	/s/ Peter Chung
Chief Financial Officer	Peter Chung
(Principal Accounting and Financial Officer)	Director

/s/Gil Van Lunsen
Gil Van Lunsen
Director

/s/ Charles Bland
Charles Bland
Director

/s/ Stephen Daly
Stephen Daly
Director