Form 10-K/A
period 2016-09-30
MACOM Technology Solutions Holdings, Inc.
filed 2016-12-21
CIK 1493594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 1, 2016, the last business day of the registrant’s second fiscal quarter, was approximately $1.3 billion based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 11, 2016 was 53,689,550.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended September 30, 2016.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

EXPLANATORY NOTE

On November 17, 2016, MACOM Technology Solutions Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. However, in connection with a proposed registered offering on Form S-4, the Company is required to provide certain of the previously omitted Part III information in order to satisfy Form S-4 requirements. Accordingly, this Amendment No. 1 (the “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with the Company’s 2017 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed in connection with the Company’s 2017 Annual Meeting of Stockholders will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. Furthermore, certain information in the Original Form 10-K (as amended by this Amendment) is being incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016. No other amendments are being made hereby to the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on November 17, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

In this document, the words “Company,” “we,” “our,” “us,” and similar terms refer only to MACOM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.macom.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market (“NASDAQ”) by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our board of directors required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016 under the captions “Additional Information – Submission of Stockholder Proposals for Inclusion in Next Year’s Proxy Statement” and “Additional Information – Consideration of Stockholder-Recommended Director Nominees.”

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016 under the caption “Corporate Governance – Board Committees – Audit Committee.”

DIRECTORS

Peter Chung, age 49, has served as a director since December 2010. Mr. Chung is a Managing Director and the Chief Executive Officer of Summit Partners, L.P., which he joined in August 1994. Mr. Chung currently serves as a director and chairman of the compensation committee of A10 Networks, Inc., a provider of application networking technologies. Mr. Chung has also served as a director of numerous other public companies, including, most recently, for Ubiquiti Networks, Inc. (“Ubiquiti”), a developer of networking technology for service providers and enterprises, from March 2010 to October 2013, for NightHawk Radiology Holdings, Inc. (“NightHawk”), a provider of teleradiology services, from March 2004 to December 2010, for SeaBright Holdings, Inc., a provider of multi-jurisdictional workers’ compensation insurance and general liability insurance, from October 2003 to May 2010, and for Sirenza Microdevices, Inc. (“Sirenza”), a supplier of radio frequency semiconductors and related components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets, from October 1999 to April 2006. Mr. Chung also serves as a director of several privately-held companies. Mr. Chung received an A.B. from Harvard University and an M.B.A. from Stanford University. Mr. Chung is an experienced investor in market-leading growth companies. He contributes broad-based knowledge and experience in business strategy, capital markets and the communications technology and semiconductor industries. Mr. Chung provides valuable insight to our board of directors on all matters facing us, from operational to strategic.

Gil Van Lunsen, age 74, has served as a director since August 2010. Prior to his retirement in June 2000, Mr. Van Lunsen was a Managing Partner of KPMG LLP and led the firm’s Tulsa, Oklahoma office. During his 33-year career, Mr. Van Lunsen held various positions of increasing responsibility with KPMG and was elected to the partnership in 1977. Mr. Van Lunsen is currently a member of the board of directors and the audit committee chairman at Array Biopharma Inc., a biopharmaceutical company. He served as a director and chairman of the audit committee of ONEOK Partners, L.P., a natural gas gathering, processing, storage and transportation provider and its predecessor entities from 2005 until his retirement in 2015. Previously, Mr. Van Lunsen served as a director of Sirenza and was chairman of its audit committee from October 2003 through its sale to RF Micro Devices, Inc. (“RFMD”) in November 2007. Mr. Van Lunsen received a B.S./B.A. in accounting from the University of Denver. Mr. Van Lunsen has extensive experience with complex financial and accounting issues and, as a former partner of KPMG LLP and audit committee chairman at other public companies in our industry and others, provides valuable leadership and insights to our board of directors on accounting, financial and governance matters. Having served as a director of Sirenza, Mr. Van Lunsen has also developed strong domain knowledge of the operational and financial issues facing our Company and our industry.

Charles Bland, age 68, has served as a director since June 2016, and previously served as a director from December 2010 to February 2016. Mr. Bland served as our Chief Executive Officer from February 2011 to December 2012, and was employed by us in a transitional capacity following his retirement from service as our Chief Executive Officer through May 2013. Mr. Bland previously served as our Chief Operating Officer from June 2010 to February 2011. From April 2007 through December 2010, Mr. Bland served as a director and as the chairman of the audit committee of NightHawk. During 2009, Mr. Bland served as the Chief Financial Officer of American Gaming Systems, a privately-held designer, manufacturer and operator of gaming machines. Mr. Bland served as the Chief Financial Officer of Sirenza, from July 2005 through its sale to RFMD in November 2007, and also as its Chief Operating Officer from May 2003 until July 2005. Mr. Bland received his B.S. in Accounting and Finance from Ohio State University and his M.B.A. from the Sloan School, Massachusetts Institute of Technology. Mr. Bland’s qualifications to serve as a director include his detailed knowledge of our business, operations, senior leadership, and strategic opportunities and challenges based on his prior service as our Chief Executive Officer and Chief Operating Officer. In addition, Mr. Bland’s extensive experience in a variety of executive roles at public companies in our industry, his executive experience in other industries, and his prior experience as a public company director and audit committee chair allow him to bring broad and diverse perspective to our board of directors. His prior CFO and audit committee experience have provided him expertise with accounting principles and financial reporting rules and regulations, evaluating financial results and generally overseeing the financial reporting process.

Susan Ocampo, age 58, has served as a director since June 2016, and previously served as a director from December 2010 to February 2016. She has also served as Vice President, Secretary and Treasurer of GaAs Labs, LLC (“GaAs Labs”), a private investment fund targeting the communications semiconductor market, since co-founding it in February 2008. Previously, Mrs. Ocampo co-founded Sirenza. Mrs. Ocampo served as Sirenza’s Treasurer from November 1999 through its sale to RFMD in November 2007. Mrs. Ocampo holds a B.A. from Maryknoll College. Mrs. Ocampo’s extensive experience investing and serving in financial leadership roles with semiconductor companies strengthens our board of director’s oversight of our enterprise risk management, treasury functions and internal financial controls. We also believe that having our largest stockholder (together with Mr. Ocampo and their affiliates) on the board of directors assists the board in making decisions aimed at increasing stockholder value over the long term.

Stephen G. Daly, age 51, has served as a director since March 2015. From January 2004 through March 2013, Mr. Daly served as the President of Hittite Microwave Corporation (“Hittite”), a provider of analog and mixed signal integrated circuits, modules and subsystems for commercial and military RF, microwave and millimeterwave applications. Mr. Daly also served as Hittite’s Chief Executive Officer from December 2004 through March 2013. He served as a member of Hittite’s board of directors from January 2004 through May 2013, and as its chairman from December 2005 through March 2013. From 1996 to 2004 he was employed in other application engineering, marketing and sales roles at Hittite. Mr. Daly also serves as a director of a privately-held company. Mr. Daly received a B.S. in Electrical Engineering from Northeastern University. Mr. Daly’s depth and breadth of expertise in the analog and mixed signal semiconductor industry and prior experience serving on the board of directors of a public company in our industry contributes valuable perspective and insight to our board of directors.

John Ocampo, age 57, has served as a director and as the chairman of the board of directors since our inception in March 2009. Mr. Ocampo has also served as President of GaAs Labs since co-founding it in February 2008. Previously, Mr. Ocampo co-founded Sirenza in 1984, served as a director of Sirenza from its inception in 1984 through its sale to RFMD in November 2007, and served in a number of senior executive roles throughout that period, most recently as its Chairman from December 1998 through November 2007. Mr. Ocampo also served as a director of RFMD from November 2007 to November 2008. From October 2010 to October 2013, Mr. Ocampo served as a director of Ubiquiti. Mr. Ocampo also serves as a director of various privately-held companies. Mr. Ocampo holds a B.S.E.E. from Santa Clara University. Mr. Ocampo’s strategic vision, developed over more than 30 years successfully leading public and private companies in the RF semiconductor and component industry, is a unique asset to our board of directors. His engineering background and extensive knowledge of our operations, markets and technology provides our board of directors with important insights. We also believe that having our largest stockholder(together with Mrs. Ocampo and their affiliates) on the board of directors assists the board in making decisions aimed at increasing stockholder value over the long term.

John Croteau, age 55, has served as our Chief Executive Officer and as a director since December 2012, and as our President since October 2012. Mr. Croteau joined us from NXP Semiconductors N.V. (“NXP”), a provider of mixed signal solutions and standard products, where he served as the Senior Vice President and General Manager of its High Performance RF business from May 2008 to October 2012. For three of those years, Mr. Croteau also managed NXP’s Power & Lighting Solutions business. Prior to joining NXP, Mr. Croteau held numerous product management positions at Analog Devices, Inc. (“ADI”), a high-performance semiconductor company, including General Manager for ADI’s Convergent Platforms and Services Group as well as product line director for the Integrated Audio Group. Mr. Croteau holds a B.S. in Engineering Science and Mechanics from Penn State University. Mr. Croteau’s qualifications to serve as a director include his unique perspective and insights into our operations as our current President and Chief Executive Officer, including his knowledge of our products, technologies, business relationships, competitive and financial positioning, senior leadership and strategic opportunities and challenges. Our board of directors also benefits from Mr. Croteau’s industry perspective, stemming from his broad experience in a variety of executive roles at public semiconductor companies.

There are no family relationships among any of our directors or executive officers, other than Mr. Ocampo, the Chairman of the board of directors, and Mrs. Ocampo, a director, who are married to each other.

EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of December 2, 2016:

Name	Age	Position
John Ocampo	57	Chairman
John Croteau	55	President, Chief Executive Officer and Director
Robert McMullan	62	Senior Vice President and Chief Financial Officer
Dr. Alex Behfar	53	Senior Vice President and Chief Scientist, Photonics
Robert Dennehy	43	Senior Vice President, Operations
Donghyun Thomas Hwang	53	Senior Vice President, Global Sales
John Kennedy	56	Senior Vice President and General Manager, Aerospace & Defense Solutions
Michael Murphy	55	Senior Vice President and General Manager, RF & Microwave
Preetinder Virk	53	Senior Vice President and General Manager, Carrier Networks

For biographical information for Messrs. Ocampo and Croteau, please refer to the section entitled “Directors.”

Robert McMullan has served as our Senior Vice President and Chief Financial Officer since January 2014. Prior to joining us, Mr. McMullan served as founder and Chief Executive Officer of Sands Point Associates, LLC, a mergers and acquisitions advisory, fund raising and operations consultancy, since January 2011. From December 2010 to August 2011, he served as Chief Executive Officer of FA Holding, Inc., holding company of First Allied Securities, Inc., a full-service independent broker/dealer. From May 2010 to November 2010, Mr. McMullan served as Chief Financial Officer and Chief Operating Officer of Partsearch Technologies, Inc., an ecommerce electronics replacement parts company. From June 2005 to September 2009, Mr. McMullan was Chief Executive Officer of Control Point Solutions, Inc. (which was acquired by HCL Technologies, Ltd. in September 2008), a provider of voice, data and wireless telecommunications expense management services. Prior to joining Control Point Solutions, Inc., Mr. McMullan served as Chief Financial Officer of various public companies, including Conexant Systems, Inc., GlobespanVirata, Inc. and The BISYS Group, Inc. Mr. McMullan holds a B.A. in Business Administration from St. Michael’s College.

Dr. Alex Behfar has served as our Senior Vice President and Chief Scientist, Photonics, since January 2016. Previously, he served as our Senior Vice President and General Manager, Photonic Solutions, from December 2014 to January 2016. Prior to joining us, in 2000 he founded BinOptics Corporation (“BinOptics”), a provider of indium phosphide lasers for data centers, mobile backhaul, silicon photonics and access networks, and served as the Chairman and Chief Executive Officer of BinOptics from its inception through our December 2014 acquisition of BinOptics. He holds an M.S. and a Ph.D. in Electrical Engineering from Cornell University and a B.Sc. in Electrical and Electronic Engineering from King’s College, University of London.

Robert Dennehy has served as our Senior Vice President, Operations, since October 2013, and prior to that had served as our Vice President, Operations, since March 2011. He previously served as Managing Director of our Cork, Ireland subsidiary from 2006 to March 2011. Prior to that Mr. Dennehy served in product management and other roles of increasing responsibility with us. Mr. Dennehy holds an Associate’s degree in Electronic Engineering and a Diploma in Business Administration from Henley Business School, London.

Donghyun Thomas Hwang has served as our Senior Vice President, Global Sales, since January 2015. From January 2002 through August 2014, Mr. Hwang held various sales positions at Hittite, including Vice President of Worldwide Sales from January 2010 to October 2013, Vice President of Asia-Pacific Sales from November 2013 to July 2014 and, following the acquisition of Hittite by ADI, Director of Asia-Pacific Sales from July 2014 to August 2014. Mr. Hwang received a B.S. in Electrical Engineering and an M.S. in Electrical Engineering from Lehigh University.

John (“Jack”) Kennedy has served as our Senior Vice President and General Manager, Aerospace & Defense Solutions, since October 2016. He previously served as our Senior Vice President and General Manager, Aerospace & Defense, from October 2014 to October 2016, as our Vice President, North America Sales from March 2014 to October 2014, as our Vice President, Global Sales from May 2011 to March 2014, as our Director, Global Distribution, from November 2010 to May 2011 and as our Regional Sales Manager from May 2010 through November 2010. Mr. Kennedy holds a Bachelor of Science degree from Boston University.

Michael Murphy has served as our Senior Vice President and General Manager, RF & Microwave, since October 2016. He previously served as our Senior Vice President, Engineering, from October 2013 to October 2016 and as our Vice President, Engineering, from November 2009 to October 2013. From July 2006 to November 2009, he served as Vice President of Engineering of the Networks Division of TriQuint Semiconductor, Inc., a supplier of RF components for wireless communications. Mr. Murphy holds a B.S.E.E. and an M.S.E.E from the University of Massachusetts and a Master’s Degree in Business Administration from Boston University.

Preetinder Virk has served as our Senior Vice President and General Manager, Carrier Networks, since October 2014, and prior to that had served as our Senior Vice President, Strategy, since December 2013. From May 2012 to December 2013, Mr. Virk served as Senior Vice President and General Manager, Communications Processing, for Mindspeed Technologies, Inc. (“Mindspeed”). From April 2009 to February 2012, Mr. Virk served as Director, Global Network Segment Marketing, for Freescale Semiconductor, Inc., a provider of embedded processing solutions for the automotive, consumer, industrial and networking markets. From October 2007 to April 2009, Mr. Virk served as Mindspeed’s Senior Vice President and General Manager, Enterprise and Consumer Premise. Mr. Virk earned a Master’s Degree in Business Administration and a Master’s Degree in Electrical Engineering from Worcester Polytechnic Institute. He also is a graduate of Thapar Institute of Engineering in India.

ITEM 11.	EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

2016 Director Compensation

The following table provides information regarding the compensation earned by our non-employee directors during fiscal year 2016. Our employee directors, Messrs. Ocampo and Croteau, did not receive any additional compensation for their services as directors. Mr. Croteau’s compensation is included with that of our other named executive officers in “2016 Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation		Total ($)
Charles Bland	54,166	114,496	(2)	10,284	(3)	178,946
Peter Chung	75,000	129,999	(2)	—		204,999
Stephen Daly	62,500	129,999	(2)	—		192,499
Susan Ocampo	37,500	—		—		37,500
Gil Van Lunsen	77,500	129,999	(2)	—		207,499

(1)	The amounts included under the “Stock Awards” column reflect the aggregate grant date fair value of the restricted stock unit awards granted in fiscal year 2016 to our non-employee directors, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. For more information on the underlying valuation assumptions used to calculate grant date fair values, see Notes 2 and 17 to Notes to Consolidated Financial Statements in the Original Form 10-K. As of September 30, 2016, Messrs. Bland, Chung, Daly and Van Lunsen each held unvested restricted stock units with respect to 3,113 shares of our common stock and Mr. Bland held outstanding stock options with respect to 18,000 shares of our common stock.
(2)	On March 4, 2016, we granted each of Messrs. Chung, Daly and Van Lunsen an annual restricted stock unit award representing 3,113 shares of our common stock for their services as directors during fiscal year 2016. On June 1, 2016, we granted Mr. Bland an annual restricted stock unit award representing 3,113 shares of our common stock in connection with his reappointment to our board of directors and for his services as a director during fiscal year 2016. Mrs. Ocampo has not been granted equity-based compensation from the Company in respect of her service as a director.
(3)	Following Mr. Bland’s resignation from our board of directors on February 9, 2016 in order to assist the Company in complying with the majority independent board requirement of the NASDAQ listing rules, we entered into an independent contractor agreement with him during which time he received compensation in respect of providing strategic advisory services to our board of directors from February 9, 2016 to May 31, 2016. Mr. Bland was reappointed to our board of directors on June 1, 2016.

Our non-employee directors are compensated under our non-employee director compensation program as described below. Our compensation program for our non-employee directors has two elements: cash compensation and equity-based compensation. Given her substantial holdings of our common stock, we have not granted equity-based compensation to Mrs. Ocampo for her service as a director to date.

Cash Compensation. The cash component of our non-employee director compensation program is as follows:

•	a $45,000 annual cash retainer for each non-employee director;

•	an additional annual cash retainer of $10,000 for each member of the audit committee, $7,500 for each member of the compensation committee and $5,000 for each member of the nominating and governance committee, in each case other than the chair of such committees; and

•	an additional annual cash retainer of $20,000 for the chair of the audit committee, $15,000 for the chair of the compensation committee and $10,000 for the chair of the nominating and governance committee.

These cash payments are calculated and paid in quarterly installments. Non-employee directors are also reimbursed for expenses in connection with attendance at board of directors and committee meetings. Non-employee directors are also eligible for coverage under our health care plans at their election and at their sole expense.

Equity Compensation. Non-employee directors are eligible to receive equity-based awards under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (as amended, our “2012 Omnibus Incentive Plan”). The equity component of our non-employee director compensation program is as follows:

•	Each of our non-employee directors will be granted an annual restricted stock unit award (or, upon the director’s request, a restricted stock award) on the first business day following the date of our annual meeting of stockholders representing a number of shares of common stock having a grant date fair market value equal to $130,000. This award will vest in full on February 15 of the calendar year immediately following the year of its grant. If a non-employee director first joins the board of directors after the annual grant for the calendar year of his or her appointment or election has already been made, then he or she will be granted a restricted stock unit award (or, upon the director’s request, a restricted stock award) representing a number of shares of our common stock having an aggregate grant date fair market value equal to $130,000 pro-rated based on the number of calendar days remaining in the calendar year following such appointment or election. Each such grant will vest in full on the first February 15 following its grant date.

•	In addition to and not in lieu of the annual grant described above, when a non-employee director first joins the board of directors, he or she will be granted a restricted stock unit award (or, upon the director’s request, a restricted stock award) representing a number of shares of our common stock having an aggregate grant date fair market value equal to $170,000. Any such grant will vest in in three equal annual installments, with the first such vesting date being one year following whichever of February 15, May 15, August 15 or November 15 is soonest to follow the director’s date of appointment. Such initial grants shall not be prorated in value based on a mid-year appointment.

In accordance with our non-employee director compensation policy, on March 4, 2016 we granted each of Messrs. Chung, Daly and Van Lunsen an annual restricted stock unit award representing 3,113 shares of our common stock for their services as directors during fiscal year 2016, which will vest in full on February 15, 2017, subject to the terms of our 2012 Omnibus Incentive Plan. On June 1, 2016, we granted Mr. Bland an annual restricted stock unit award representing 3,113 shares of our common stock in connection with his reappointment to our board of directors and for his services as a director during fiscal year 2016, which will vest in full on February 15, 2017, subject to the terms of our 2012 Omnibus Incentive Plan. Our 2012 Omnibus Incentive Plan provides that the initial and annual non-employee director equity awards described above are granted automatically without the need for further action by our board of directors or the compensation committee, except that non-employee directors who beneficially own more than twenty-five percent of our common stock are not eligible to receive such automatic grants.

NAMED EXECUTIVE OFFICER COMPENSATION,

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

This compensation discussion and analysis provides information about our executive compensation program for our fiscal year 2016 as it relates to the following “named executive officers” whose compensation is presented in the tables and accompanying narratives following this discussion:

•	John Croteau, President and Chief Executive Officer

•	Robert McMullan, Senior Vice President and Chief Financial Officer

•	Dr. Alex Behfar, Senior Vice President and Chief Scientist, Photonics

•	Robert Dennehy, Senior Vice President, Operations

•	Michael Murphy, Senior Vice President and General Manager, RF & Microwave

Objectives of Our Executive Compensation Programs

The compensation committee of our board of directors oversees the compensation plans, policies and programs covering our executive officers, including our named executive officers, under its authority as delegated by our board of directors. Our compensation programs for our named executive officers are designed to:

•	attract and retain the best executive talent;

•	motivate our executives to achieve our financial and business goals; and

•	align our executives’ interests with those of our stockholders to drive increased stockholder value.

To achieve these goals, we structure our named executive officer compensation programs to provide a competitive level of total compensation and create a strong link with our business results by tying a significant portion of each executive’s compensation to the achievement of specific performance goals that we expect will increase stockholder value.

How We Set Executive Compensation

The compensation in effect for our named executive officers for fiscal year 2016 reflects a combination of individually negotiated employment arrangements that we have entered into with each of our named executive officers and a total compensation program for our executive officers developed in prior periods by our compensation committee and refined by it in fiscal year 2016 as described in more detail below. The specific terms of the employment arrangements for our named executive officers were negotiated with either the Chairman of our board of directors or with our Chief Executive Officer serving at the time of such negotiations. Our Chief Executive Officer also makes recommendations to our compensation committee from time to time regarding adjustments in the compensation of our other named executive officers. All compensation arrangements and updates to existing compensation arrangements with our named executive officers implemented since our initial public offering have been approved by our compensation committee.

During fiscal year 2016, we did not specifically benchmark the total target compensation or individual components of compensation for our named executive officers. However, in fiscal year 2015, we used industry total compensation data compiled by Radford, our compensation consultant, as a reference in evaluating and refining our executive compensation programs. Radford compiled compensation data from companies with $200 million to $1.8 billion in annual revenue, which we believe are comparable to us in size. We also used proxy statement data gathered from the following companies that we considered similar to us in terms of business lines or in terms of potential competition for executive talent: Analogic Corporation, Cabot

Microelectronics Corporation, Cirrus Logic Inc., Cypress Semiconductor Corporation, Diodes Incorporated, Integrated Device Technology, Inc., International Rectifier Corporation, Intersil Corporation, Micrel Inc., Microsemi Corporation, Monolithic Power Systems, Inc., OmniVision Technologies, Inc., PMC-Sierra Inc., Power Integrations Inc., Rambus Inc., Semtech Corporation, Silicon Image, Inc., Silicon Laboratories Inc., Synaptics Incorporated and Tessera Technologies, Inc.

Using such industry total compensation and proxy statement data and subjective factors, such as the relative importance we place on each role within the Company, considerations of peer group equity compensation practices and other factors, the compensation committee developed total compensation “targets” for each of our named executive officer positions. The compensation committee then developed a total compensation plan, consisting of elements of base pay, target annual cash incentives and long-term equity incentives, as discussed in further detail below, that provided each named executive officer with the opportunity to realize the targeted total compensation while furthering the objectives of our compensation programs described above. In fiscal year 2016, the compensation committee largely carried forward the total compensation targets and programs it had developed over the course of fiscal year 2015, with minor adjustments as noted below. Based on our review of the above-described compensation data and similar data from the same sources for fiscal year 2016, we believe that the total compensation provided to our named executive officers in fiscal year 2016 was generally below market median to market median overall assuming a “target” level of achievement against the performance targets applicable to the performance-based restricted stock unit awards granted to such named executive officers in fiscal year 2016 (discussed in more detail below under “Long-Term Equity Incentives – Performance-Based Equity Incentives”), and market median to above market median overall assuming a “maximum” level of achievement against such performance targets.

Elements of Executive Compensation

Our compensation program for our named executive officers consists of the following elements:

•	base salary and benefits;

•	annual cash incentives; and

•	long-term equity incentives.

Base Salary and Benefits

The annual base salary in place for fiscal year 2016 for each of our named executive officers was determined pursuant to the terms of each executive’s employment agreement, as well as any discretionary increases to such amounts approved by our compensation committee in fiscal year 2016 or in prior fiscal years, and reflects each executive’s relative level of experience and responsibility. The compensation committee authorized a four percent increase to the base salary of our Chief Executive Officer, and a three percent increase to the base salary of each of our other named executive officers, in fiscal year 2016 based on its review of the industry total compensation and proxy statement data discussed above. After this review, it was determined that such base salary increases were appropriate to maintain competitive levels of base salary.

The following table shows the annual base salaries for our named executive officers in place at the end of fiscal year 2016.

Name	Fiscal Year 2016 Salary
John Croteau	$625,000
President and Chief Executive Officer
Robert McMullan	$338,745
Senior Vice President and Chief Financial Officer
Alex Behfar	$283,250
Senior Vice President and Chief Scientist, Photonics
Robert Dennehy	$339,900
Senior Vice President, Operations
Michael Murphy	$338,765
Senior Vice President and General Manager, RF & Microwave

We generally provide our named executive officers health and welfare benefits on the same terms as our other salaried employees, including health benefits and life insurance coverage, as well as the opportunity to participate in and receive matching contributions under our 401(k) plan.

We believe that, in order for us to attract top executive talent, we must not be limited to those individuals residing in the Boston metropolitan area and, in some cases, must be willing to offer to pay for or reimburse an agreed upon amount of relocation, commuting, temporary housing and other related costs. In fiscal year 2016, we made such payments and reimbursements to our Chief Financial Officer in connection with his commuting to work from a home outside the Boston metropolitan area.

Annual Cash Incentives

During fiscal year 2016, each of our named executive officers participated in our cash incentive programs. Our cash incentive programs were comprised of two six-month performance periods within our fiscal year, with different performance metrics for each period, as described below. Our compensation committee determined the target cash incentive opportunity for each of our named executive officers for fiscal year 2016 based on its business judgment regarding the appropriate level of incentive opportunity to motivate and retain these executives, and to establish an appropriate “pay for performance” linkage between their total compensation and our overall financial results. In making this business judgment, the compensation committee considered each named executive officer’s historical levels of incentive opportunity as well as each named executive officer’s respective salary and level of incentive opportunity relative to those of our other named executive officers. Based on these considerations and those described above with respect to the base salary increases in fiscal year 2016, our compensation committee maintained the target cash incentive opportunity of our named executive officers at their previously-set levels. This target opportunity was also subject to potential discretionary increase or reduction based on individual performance during the period. The following table shows the cash incentive opportunity of each of our named executive officers for fiscal year 2016 assuming “target” level achievement against applicable performance metrics, expressed as a percentage of each executive’s annual base salary.

Name	Fiscal Year 2016 Cash Incentive Opportunity (% of Base Salary)
John Croteau	100%
President and Chief Executive Officer
Robert McMullan	50%
Senior Vice President and Chief Financial Officer
Alex Behfar	50%
Senior Vice President and Chief Scientist, Photonics
Robert Dennehy	50%
Senior Vice President, Operations
Michael Murphy	50%
Senior Vice President and General Manager, RF & Microwave

First Half 2016 Program. Payments under the cash incentive program for the first half of fiscal year 2016 were based on our performance in that period as compared against the following adjusted operating income goals for the six months ended April 1, 2016:

First Half Fiscal Year 2016 Performance Goal	Threshold	Target	Maximum	Actual Performance
Adjusted Operating Income	$51.9 million	$59.0 million	$68.7 million	$62.0 million

We selected adjusted operating income as the performance metric for this program as we believe it is a primary driver of stockholder value. The calculation of adjusted operating income excludes the impact of accrued costs for the payment of incentives under the cash incentive program itself, as well as the effect, where applicable, of intangible amortization expense, share-based compensation costs, impairment and restructuring charges, financing and litigation costs, and acquisition- and integration-related costs. If performance exceeded the threshold level, a total pool for all participating employees within the Company would be funded at $4.5 million for target performance and $9.0 million for maximum performance. For performance falling between the threshold and target levels, a total pool would be funded at a rate of $0.634 per $1.00 of adjusted operating income achieved in excess of the threshold level, and for performance falling between the target and maximum levels, a total pool would be funded at a rate of $0.464 per $1.00 of adjusted operating income achieved in excess of the target level. Each named executive officer would be eligible for a payment based on an allocated portion of this pool based on both the executive’s target incentive amount and individual performance. There was no set weighting assigned by the compensation committee to the individual component of the annual incentive program.

In light of our performance for the first half of fiscal year 2016 (see the “Actual Performance” column in the table above), excluding any impact of our acquisitions of FiBest Limited and Aeroflex/Metelics, Inc., which, due to their timing, were not been factored into the program targets when first established by the compensation committee, as well as the compensation committee’s assessment that each named executive officer performed at 100% of his expected level of individual performance, we paid each named executive officer approximately 133% of his respective target annual cash incentive opportunity for the first half of fiscal year 2016.

Second Half 2016 Program. Payments under the cash incentive program for the second half of fiscal year 2016 were based on our performance in that period as compared against the following adjusted operating income goals for the six months ended September 30, 2016:

Second Half Fiscal Year 2016 Performance Goal	Threshold	Target	Maximum	Actual Performance
Adjusted Operating Income	$60.8 million	$69.2 million	$80.5 million	$83.5 million

We selected adjusted operating income as the performance metric for the second half of fiscal year 2016 for the reasons set forth above. If performance exceeded the threshold level, a total pool for all participating employees within the Company would be funded at $5.3 million for target performance and $10.6 million for maximum performance. For performance falling between the threshold and target levels, a total pool would be funded at a rate of $0.631 per $1.00 of adjusted operating income achieved in excess of the threshold level, and for performance falling between the target and maximum levels, a total pool would be funded at a rate of $0.469 per $1.00 of adjusted operating income achieved in excess of the target level. Each named executive officer would be eligible for a payment based on an allocated portion of this pool based on both a specified percentage of annual base salary and the executive’s individual performance.

In light of our performance for the second half of fiscal year 2016 (see the “Actual Performance” column in the table above) and the compensation committee’s assessment that each named executive officer performed at 100% of his expected level of individual performance, we paid each named executive officer approximately 200% of his respective target annual cash incentive opportunity for the second half of fiscal year 2016.

Special Retention Program

In connection with our acquisition of BinOptics in December 2014 (the “BinOptics Acquisition”), the Company and BinOptics adopted the Amended and Restated 2014 Key Employee Retention Plan (the “Retention Plan”). Dr. Behfar is a participant in the Retention Plan, along with certain other key employees of BinOptics. Dr. Behfar received payments under the Retention Plan in connection with the closing of the BinOptics Acquisition and on the first anniversary of the closing, and is eligible to receive additional payments on the second anniversary of the closing, subject to his remaining employed by us on the date the payments are made. The amounts paid and payable under the Retention Plan include payments that would otherwise have been made in respect of BinOptics shares and stock options previously held by Dr. Behfar, payments under a prior retention plan of BinOptics and additional bonus amounts agreed to as part of the BinOptics Acquisition.

Long-Term Equity Incentives

As part of our compensation committee’s review, evaluation and further development of our total compensation program for our named executive officers in fiscal year 2016 as described above, and in an attempt to establish a mix of cash and equity compensation for each named executive officer such that we both reward current performance adequately to retain the executive in a competitive marketplace, and provide them with adequate incentives to drive long-term stockholder value, our compensation committee assigned each named executive officer a restricted stock unit award “equity percentage” as follows (assuming “target” performance of performance-based equity incentives), and also determined the relative portion of such award that would be granted to each named executive officer subject to time-based or performance-based vesting criteria, as applicable:

Named Executive Officer	Fiscal Year 2016 Restricted Stock Unit Equity Percentage	Time-Based/ Performance-Based
John Croteau	100%	40% / 60%
President and Chief Executive Officer
Robert McMullan	85%	40% / 60%
Senior Vice President and Chief Financial Officer
Alex Behfar(1)	75%	40% / 60%
Senior Vice President and Chief Scientist, Photonics
Robert Dennehy	75%	40% / 60%
Senior Vice President, Operations
Michael Murphy	85%	40% / 60%
Senior Vice President and General Manager, RF & Microwave

(1)	At the time of the compensation committee’s review and approval of annual restricted stock unit awards to our named executive officers in fiscal year 2016 as part of our annual equity compensation program for named executive officers, Mr. Behfar’s equity percentage was 65%, and the split between time-based and performance-based vesting criteria for purposes of making RSU awards to him was 50% / 50%. Later in fiscal year 2016, in connection with his promotion to the position of Senior Vice President and Chief Scientist, Photonics, the compensation committee increased Mr. Behfar’s equity percentage to 75%, and adjusted the split between time-based and performance-based vesting criteria for purposes of making future annual RSU awards to him to 40% / 60%.

This restricted stock unit equity percentage, when applied to the sum of each named executive officer’s annual salary and his annual target cash incentive opportunity, approximates the total cash value of equity incentive awards at target we would typically grant to such named executive officer annually under our executive compensation program. While the equity percentage assigned to a particular executive is considered a guideline and is used by our compensation committee together with annual salary, annual cash incentive opportunity and any other equity incentive awards, such as the performance stock option awards described below, to evaluate each executive officer’s “total compensation,” the compensation committee retains discretion to vary the amount of any such executive’s annual equity grant based on performance factors, the overall dilutive impact of our employee equity grant program, the amount of unvested equity awards already held by such executive, perceived anomalies in the current valuation of our common stock or otherwise. Our compensation committee determined that, in keeping with our “pay for performance” philosophy, it was advisable to subject all stock option awards, and a substantial portion of the restricted stock unit awards made to our named executive officers in fiscal year 2016, to vesting based on the achievement of performance metrics the committee believed would increase stockholder value.

Time-Based Equity Incentives. In fiscal year 2016, we provided each of our named executive officers with long-term equity incentives through the grant of restricted stock units subject to time-based vesting under our 2012 Omnibus Incentive Plan. Our compensation committee granted restricted stock units because they believe they provide a valuable retention incentive to our executives. In addition, our compensation committee believes that because restricted stock units require fewer shares to deliver the same amount of retention incentive to a given executive than a stock option award, restricted stock units also reduce the overall potential dilution to our stockholders from our equity compensation programs.

In fiscal year 2016, as part of our annual equity compensation program, we granted our Chief Executive Officer 14,751 restricted stock units, our Chief Financial Officer 5,155 restricted stock units, our Senior Vice President and General Manager, RF & Microwave, 5,155 restricted stock units, our Senior Vice President, Operations, 4,564 restricted stock units and our Senior Vice President and Chief Scientist, Photonics, 4,120 restricted stock units, in each case subject to time-based vesting based on their continued employment over four years. Our compensation committee approved these restricted stock units based on its business judgment that they reflected an appropriate level of long-term incentive to retain these officers. The size of each award was arrived at by the compensation committee based on considerations of the factors described above.

Performance-Based Equity Incentives.

Performance Restricted Stock Units. In addition to the time-based restricted stock unit awards described above, in fiscal year 2016, as part of our annual equity compensation program, we granted our Chief Executive Officer 22,127 restricted stock units, our Chief Financial Officer 7,732 restricted stock units, our Senior Vice President and General Manager, RF & Microwave, 7,732 restricted stock units, our Senior Vice President, Operations, 6,845 restricted stock units and our Senior Vice President and Chief Scientist, Photonics, 4,120 restricted stock units, in each case subject to performance-based vesting conditions. The performance-based restricted stock units are divided into three equal tranches with one tranche eligible to vest based on our non-GAAP earnings per share (“Adjusted EPS”) growth during fiscal year 2016, one tranche eligible to vest based on Adjusted EPS growth during fiscal years 2016–2017 and one tranche eligible to vest based on Adjusted EPS growth during fiscal years

2016–2018. For each tranche, recipients can earn between 0% to 300% of the target number of performance-based restricted stock units, depending on actual performance. Once earned, the performance-based restricted stock units will be settled the following May, subject to continued employment with us through the settlement date. Our compensation committee approved these performance-based restricted stock units based on its business judgment that they reflected an appropriate level of long-term incentives to retain these officers and further align their compensation with the attainment of a key performance metric and increases in stockholder value. The size of each award was determined by our compensation committee based on consideration of the factors described above. Adjusted EPS is a non-GAAP financial metric and the calculation of Adjusted EPS excludes discontinued operations, the impact of fair value accounting in mergers and acquisitions (“M&A”) of businesses, M&A costs, including acquisition and related integration costs, certain cost savings from synergies expected from M&A activities, income and expenses from transition services related to M&A activities, expected amortization of acquisition-related intangibles, share-based and other non-cash compensation expense, certain cash compensation, restructuring charges, litigation settlement and costs, changes in the carrying values of assets and liabilities measured at fair value, contingent consideration, amortization of debt discounts and issuance costs, other non-cash expenses, earn-out costs, restructuring costs and certain income tax items.

Performance Stock Options. Also, in fiscal year 2016, as part of our annual equity compensation program, we granted our Chief Executive Officer 100,000 stock options, our Chief Financial Officer 20,000 stock options, our Senior Vice President and General Manager, RF & Microwave, 10,000 stock options our Senior Vice President, Operations, 25,000 stock options and our Senior Vice President and Chief Scientist, Photonics, 10,000 stock options, in each case subject to performance-based vesting conditions. These stock options vest as to 100% of the underlying shares if the closing price for our common stock equals or exceeds $64.22 per share for a period of thirty consecutive trading days, which represented an approximate premium of 50% to the 52-week high price per share of our common stock as of the date the stock options were granted. Our compensation committee approved these performance-based stock options based on its business judgment that they reflected an appropriate level of long-term incentives to retain these officers and further align their compensation with the attainment of increases in stockholder value. The size of each award was determined by our compensation committee based on consideration of the factors described above.

Our compensation committee believes that the performance-based stock options and restricted stock units granted to our named executive officers as described above are a useful tool for compensating our executives, in that they align our executives’ interests directly with those of our stockholders by tying the vesting of, or the amount that is earned in respect of, an award directly to achieving pre-established measures of performance determined to be important to the Company’s success. We believe such awards also provide a valuable retention incentive to executives committed to increasing stockholder value. Given these considerations, we may increasingly employ performance-based equity incentives in our executive compensation programs in the future.

Severance Arrangements

Because we believe it is in our best interests and the best interests of our stockholders to encourage and reinforce the continued dedication and attention of our senior executives, and to minimize the potential for them to be distracted from performing their duties by the potential prospect of a termination of employment, we have agreed to provide our Chief Executive Officer and our Senior Vice President and General Manager, RF & Microwave, with severance benefits as described in each executive’s employment agreement, as described below. Our Senior Vice President and Chief Scientist, Photonics, is also entitled to certain severance benefits under the Retention Plan, as described below. In October 2014, following a period of heavy consolidation in our industry and with a similar motivation of keeping our executives focused on managing our business without distraction by a potential change in control, we also adopted the MACOM Technology Solutions Holdings, Inc. Change in Control Plan (as amended, the “CIC Plan”) in which each of our named executive officers participate and which provides severance protection to plan participants in the event their employment is terminated under certain circumstances in connection with a change in control. In adopting the CIC Plan, our compensation committee was motivated by a belief that the benefits of the plan were reasonable in scope and amount, would better align the interests of our executives with those of our stockholders in the context of a potential change in control and may enhance stockholder value whether or not a future change in control occurs by helping to retain those executives who are participants in this plan. See “Potential Payments upon Termination or Change in Control” below for a more detailed discussion of these potential payments.

Non-Competition Agreements

With the goal of securing the services of executives who may be key to our success for a period of time and preventing competitors from hiring such personnel away from us, from time to time we may enter into agreements where an executive agrees not to go to work for a competing enterprise for a period of time in exchange for a payment or payments from us. In connection with the BinOptics Acquisition, we entered into such an arrangement with our Senior Vice President and Chief Scientist, Photonics, providing for non-competition covenants from the executive during the term of his employment and for a period of eighteen months thereafter.

Tax and Accounting Considerations

Section 162(m) of the Code (“Section 162(m)”) generally disallows a tax deduction to a public corporation for annual compensation in excess of $1 million paid to its principal executive officer and the three other most highly compensated named executive officers (excluding the principal financial officer). Compensation that qualifies as “performance-based” is excluded for purposes of calculating the amount of compensation subject to the $1 million limit. In addition, in the case of a privately held corporation that becomes a public corporation, the $1 million limit generally does not apply to compensation paid pursuant to a compensation plan or agreement that existed prior to the initial public offering during a limited transition period following such public offering. That transition period expired for us at our 2016 annual meeting of stockholders. Since the expiration of the transition period described above, the compensation committee has considered the potential deductibility of the compensation payable under our programs when evaluating and establishing our executive compensation programs. At our 2016 annual meeting of stockholders, our stockholders approved the material terms of our 2012 Omnibus Incentive Plan, consistent with the requirements of the performance-based compensation exemption under Section 162(m). As a result, the compensation committee may grant awards under our 2012 Omnibus Incentive Plan that are intended to be exempt from Section 162(m). However, the compensation committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executives necessary for our success. Accordingly, and in furtherance of that responsibility, the compensation committee may, in its judgment, authorize compensation that is not intended to be exempt from Section 162(m) or that may otherwise be limited as to tax deductibility.

The compensation committee considers the accounting implications of significant compensation decisions, including decisions that relate to our equity incentive plans and programs. If accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Say on Pay

At our 2013 annual meeting of stockholders, our stockholders approved on an advisory basis to hold future advisory votes to approve the compensation of our executive officers every three years. In light of the stockholder vote on such matter, our current policy is to provide stockholders with an opportunity to approve the compensation of our named executive officers every three years, with the next such vote occurring at the 2019 annual meeting of stockholders.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Members of the compensation committee:

Peter Chung (Chairman)

Stephen Daly

Gil Van Lunsen

2016 Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our named executive officers for fiscal years 2016, 2015 and 2014. Dr. Behfar became employed by us in connection with the BinOptics Acquisition in December 2014 and compensation is reported for him only for the portion of fiscal year 2015 that he was employed by us.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John Croteau	2016	611,539	—	2,604,337	1,165,000	1,024,000	9,341	5,414,217
President and Chief Executive Officer	2015	547,692	—	2,776,950	1,012,000	390,963	8,603	4,736,208
	2014	505,192	—	782,105	1,540,018	233,163	8,796	3,069,274

Robert McMullan	2016	333,433		910,067	233,000	278,725	64,192	1,819,417
Senior Vice President and Chief	2015	322,984	—	993,379	247,600	124,104	85,001	1,773,068
Financial Officer	2014	226,181	—	973,020	256,200	125,705	103,181	1,684,287

Alex Behfar	2016	268,231	—	529,008	116,500	233,063	2,621,894	3,768,695
Senior Vice President and Chief Scientist, Photonics	2015	222,115	—	1,010,030	—	74,937	5,538,144	6,845,226

Robert Dennehy	2016	334,569		805,678	291,250	279,675	5,340	1,716,512
Senior Vice President, Operations	2015	314,350	—	879,557	258,750	122,185	4,305	1,579,147
	2014	292,319	—	328,017	341,600	117,595	2,460	1,081,991

Michael Murphy	2016	333,453	—	910,067	116,500	278,742	8,734	1,647,496
Senior Vice President and General Manager, RF & Microwave	2015	323,005	—	993,516	103,500	124,112	8,552	1,552,685
	2014	313,239	—	392,553	256,200	125,713	8,362	1,096,067

(1)	The amounts included under the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of the restricted stock unit and stock option awards granted in each respective fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. For more information on the underlying valuation assumptions used to calculate grant date fair values, see Notes 2 and 17 to Notes to Consolidated Financial Statements in the Original Form 10-K. With respect to the performance-based restricted stock unit and stock option awards granted to our named executive officers during fiscal year 2016, the aggregate grant date fair value of such awards was determined based on the probable outcome of the performance conditions associated with such awards, which was determined to be the maximum level of performance.
(2)	Represent the cash incentives actually earned by each named executive officer under our cash incentive programs for fiscal year 2016. See “Compensation Discussion and Analysis – Annual Cash Incentives” for a more detailed description of these programs.
(3)	Consists of the following amounts for each named executive officer for fiscal year 2016:

Name	Basic Life Insurance Premiums ($)	Company Contributions to 401(k) Plans ($)	Acquisition- Related Payments ($)		Severance Payments ($)	Severance- Related COBRA Reimbursement ($)	Severance- Related Outplacement Reimbursement ($)	PTO Lump Sum Payment ($)	Commuting Payments ($)	Tax Gross-Up Payments ($)		Total ($)
John Croteau	1,391	7,950	—		—	—	—	—	—	—		9,341
Robert McMullan	784	4,619	—		—	—	—	—	39,965	18,824	(A)	64,192
Alex Behfar	507	7,950	2,613,437	(B)	—	—	—	—	—	—		2,621,894
Robert Dennehy	775	4,565	—		—	—	—	—	—	—		5,340
Michael Murphy	784	7,950	—		—	—	—	—	—	—		8,734

(A)	Represents amounts paid to Mr. McMullan in connection with tax reimbursement for his commuting expenses.
(B)	Represents amounts paid to Dr. Behfar following the first anniversary of the BinOptics Acquisition under the Retention Plan.

2016 Grants of Plan-Based Awards Table

The following table provides information regarding plan-based awards granted to our named executive officers for the fiscal year ended September 30, 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
John Croteau		—	625,000	1,250,000	—	—	—	—	—	—
	11/13/2015	—	—	—	—	100,000	—	—	32.10	1,165,000
	11/13/2015	—	—	—	—	22,127	66,381	—	—	2,130,830
	11/13/2015	—	—	—	—	—	—	14,751	—	473,507
Robert McMullan		—	169,373	338,745	—	—	—	—	—	—
	11/13/2015	—	—	—	—	20,000	—	—	32.10	233,000
	11/13/2015	—	—	—	—	7,732	23,196	—	—	744,592
	11/13/2015	—	—	—	—	—	—	5,155	—	165,476
Alex Behfar		—	141,625	283,250	—	—	—	—	—	—
	11/13/2015	—	—	—	—	10,000	—	—	32.10	116,500
	11/13/2015	—	—	—	—	4,120	12,360	—	—	396,756
	11/13/2015	—	—	—	—	—	—	4,120	—	132,252
Robert Dennehy		—	169,950	339,900	—	—	—	—	—	—
	11/13/2015	—	—	—	—	25,000	—	—	32.10	291,250
	11/13/2015	—	—	—	—	6,845	20,535	—	—	659,174
	11/13/2015	—	—	—	—	—	—	4,564	—	146,504
Michael Murphy		—	169,383	338,765	—	—	—	—	—	—
	11/13/2015	—	—	—	—	10,000	—	—	32.10	116,500
	11/13/2015	—	—	—	—	7,732	23,196	—	—	744,592
	11/13/2015	—	—	—	—	—	—	5,155	—	165,476

(1)	Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns of the 2016 Grants of Plan Based Awards Table represent the cash incentive award opportunity for each named executive officer under our cash incentive programs for fiscal year 2016. See “Compensation Discussion and Analysis – Annual Cash Incentives” for a more detailed description of these programs. Amounts in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table represent the cash incentive awards actually earned by each named executive officer under our cash incentive programs for fiscal year 2016.
(2)	Amounts in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns of the 2016 Grants of Plan Based Awards Table represent performance-based restricted stock and stock option awards granted to each named executive officer under our 2012 Omnibus Incentive Plan in fiscal year 2016. See “Compensation Discussion and Analysis – Long-Term Equity Incentives” for a more detailed description of these awards.
(3)	Amounts represent time-based restricted stock units granted to each named executive officer under our 2012 Omnibus Incentive Plan in fiscal year 2016. See “Compensation Discussion and Analysis – Long-Term Equity Incentives” for a more detailed description of these awards.
(4)	Reflects the aggregate grant date fair value of the stock option and restricted stock unit awards granted in fiscal year 2016, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. For more information on the underlying valuation assumptions used to calculate grant date fair values, see Notes 2 and 17 to Notes to Consolidated Financial Statements the Original Form 10-K. With respect to the performance-based restricted stock unit and stock option awards granted to our named executive officers during fiscal year 2016, the aggregate grant date fair value of such awards was determined based on the probable outcome of the performance conditions associated with such awards, which was determined to be the maximum level of performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Messrs. Croteau, McMullan, Dennehy, Murphy and Dr. Behfar each have an employment agreement with the Company.

Under Mr. Croteau’s employment agreement, effective October 1, 2012, he is entitled to receive an annual base salary, which in fiscal year 2016 was $625,000, and is eligible to participate in the Company’s annual cash incentive program, with a target incentive in fiscal year 2016 of 100% of his annual salary and a maximum incentive in fiscal year 2016 of up to 200% of his annual salary, in each case subject to achievement of individual and Company performance targets.

Under Mr. McMullan’s employment agreement, effective January 2, 2014, he is entitled to receive an annual base salary, which in fiscal year 2016 was $338,745, and is eligible to participate in the Company’s annual cash incentive program, with a target incentive in fiscal year 2016 of 50% of his annual salary and a maximum incentive in fiscal year 2016 of up to 100% of his annual salary, in each case subject to achievement of individual and Company performance targets. The Company also reimburses Mr. McMullan for his expenses (including taxes) incurred in connection with commuting to its headquarters from a home outside the Boston metropolitan area.

Under Dr. Behfar’s employment agreement, effective December 15, 2014, he is entitled to receive an annual base salary, which in fiscal year 2016 was $283,250, and is eligible to participate in the Company’s annual cash incentive program, with a target incentive in fiscal year 2016 of 50% of his annual salary and a maximum incentive in fiscal year 2016 of up to 100% of his annual salary, in each case subject to achievement of individual and Company performance targets. He was also entitled to reimbursement of reasonable personal, legal, accounting and tax and financial planning expenses incurred by him in connection with the BinOptics Acquisition through June 30, 2016.

Under Mr. Dennehy’s employment agreement, effective October 1, 2013, he is entitled to receive an annual base salary, which in fiscal year 2016 was $339,900, and is eligible to participate in the Company’s annual cash incentive program, with a target incentive in fiscal year 2016 of 50% of his annual salary and a maximum incentive in fiscal year 2016 of up to 100% of his annual salary, in each case subject to achievement of individual and Company performance targets.

Under Mr. Murphy’s employment agreement, dated September 28, 2009, he is entitled to receive an annual base salary, which in fiscal year 2016 was $338,765, and is eligible to participate in the Company’s annual cash incentive program, with a target incentive in fiscal year 2016 of 50% of his annual salary and a maximum incentive in fiscal year 2016 of up to 100% of his annual salary, in each case subject to achievement of individual and Company performance targets.

2016 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth the outstanding equity awards held by each of our named executive officers at September 30, 2016.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)		Unearned Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
John Croteau	04/29/2014	180,330	(2)	—		17.50	4/29/2024	—	—	—		—
	05/05/2015	—		100,000	(3)	33.66	5/5/2022	—	—	—		—
	11/13/2015	—		100,000	(4)	32.10	11/13/2022	—	—	—		—
	05/05/2015	—		—		—	—	22,500(5)	952,650(5)	22,500	(6)	952,650	(6)
	11/13/2015	—		—		—	—	22,127(7)	936,857(7)	44,254	(8)	1,873,714	(8)
	04/23/2013	—		—		—	—	11,934(9)	505,286(9)	—		—
	04/22/2014	—		—		—	—	20,725(10)	877,497(10)	—		—
	05/05/2015	—		—		—	—	11,250(11)	476,325(11)	—		—
	11/13/2015	—		—		—	—	14,751(12)	624,557(12)	—		—
Robert McMullan	04/29/2014	30,000	(2)	—		17.50	4/29/2024	—	—	—		—
	09/03/2015	—		20,000	(13)	29.80	9/3/2022	—	—	—		—
	11/13/2015	—		20,000	(4)	32.10	11/13/2022	—	—	—		—
	04/22/2015	—		—		—	—	7,862(5)	332,877(5)	7,862	(6)	332,877	(6)
	11/13/2015	—		—		—	—	7,732(7)	327,373(7)	15,464	(8)	654,746	(8)
	01/10/2014	—		—		—	—	6,341(9)	268,478(9)	—		—
	04/22/2014	—		—		—	—	10,403(10)	440,463(10)	—		—
	04/22/2015	—		—		—	—	3,931(11)	166,439(11)	—		—
	11/13/2015	—		—		—	—	5,155(12)	218,263(12)	—		—
Alex Behfar	11/13/2015	—		10,000	(4)	32.10	11/13/2022	—	—	—		—
	04/22/2015	—		—		—	—	4,190(5)	177,405(5)	4,190	(6)	177,405	(6)
	11/13/2015	—		—		—	—	4,120(7)	174,441(7)	8,240	(8)	348,882	(8)
	01/21/2015	—		—		—	—	7,342(14)	310,860(14)	—		—
	04/22/2015	—		—		—	—	3,143(11)	133,075(11)	—		—
	11/13/2015	—		—		—	—	4,120(12)	174,441(12)	—		—
Robert Dennehy	4/29/2014	40,000	(2)	—		17.50	4/29/2024	—	—	—		—
	04/22/2015	—		25,000	(3)	34.46	4/22/2022	—	—	—		—
	11/13/2015	—		25,000	(4)	32.10	11/13/2022	—	—	—		—
	04/22/2015	—		—		—	—	6,961(5)	294,729(5)	6,961	(6)	294,729	(6)
	11/13/2015	—		—		—	—	6,845(7)	289,817(7)	13,690	(8)	579,635	(8)
	04/23/2013	—		—		—	—	3,841(9)	162,628(9)	—		—
	04/22/2014	—		—		—	—	8,587(10)	363,574(10)	—		—
	04/22/2015	—		—		—	—	3,481(11)	147,386(11)	—		—
	11/13/2015	—		—		—	—	4,564(12)	193,240(12)	—		—
Michael Murphy	04/22/2015	—		10,000	(3)	34.46	4/22/2022	—	—	—		—
	11/13/2015	—		10,000	(4)	32.10	11/13/2022	—	—	—		—
	04/22/2015	—		—		—	—	7,863(5)	332,919(5)	7,863	(6)	332,919	(6)
	11/13/2015	—		—		—	—	7,732(7)	327,373(7)	15,464	(8)	654,746	(8)
	04/23/2013	—		—		—	—	5,989(9)	253,574(9)	—		—
	04/22/2014	—		—		—	—	10,402(10)	440,421(10)	—		—
	04/22/2015	—		—		—	—	3,932(11)	166,481(11)	—		—
	11/13/2015	—		—		—	—	5,155(12)	218,263(12)	—		—

(1)	Amounts based on the fair market value of our common stock of $42.34 per share, which was the closing price of our common stock on September 30, 2016 as reported on NASDAQ.
(2)	Represents a stock option grant that vested on January 23, 2015, the date on which our common stock first achieved a closing price of $32.55 per share as reported on NASDAQ.

(3)	Represents a stock option grant that will vest in whole or in part upon achievement of certain revenue and non-GAAP gross margin performance targets in any four consecutive fiscal quarters completed during the term of the stock option, provided that the named executive officer remains in continuous service with us through each vesting date.
(4)	Represents a stock option grant that will vest if the closing price of our common stock equals or exceeds $64.22 per share for a period of thirty consecutive trading days, provided that the named executive officer remains in continuous service with us through the vesting date.
(5)	Represents performance-based restricted stock units that were earned based on fiscal year 2015 and fiscal year 2016 Adjusted EPS growth and that remain subject to time-based vesting conditions. These units will vest on May 15, 2017, provided that the named executive officer remains in continuous service with us through each vesting date.
(6)	Represents a performance-based restricted stock unit grant that is eligible to vest based on Adjusted EPS growth. One tranche of the award has been earned based on fiscal year 2015 and fiscal year 2016 performance and will vest on May 15, 2017, provided that the named executive officer remains in continuous service with us through the vesting date. The final tranche of the award is eligible to be earned based on performance during fiscal years 2015 through 2017, and, to the extent earned based on performance, will vest on May 15, 2018, provided that the named executive officer remains in continuous service with us through the vesting date. Based on the level of achievement in fiscal years 2015 and 2016, the number of shares reported in the table has been calculated assuming that maximum performance is achieved with respect to future fiscal years and that 300% of each remaining tranche of the target award will be earned.
(7)	Represents performance-based restricted stock units that were earned based on fiscal year 2016 Adjusted EPS growth and that remain subject to time-based vesting conditions. These units will vest on May 15, 2017, provided that the named executive officer remains in continuous service with us through each vesting date.
(8)	Represents a performance-based restricted stock unit grant that is eligible to vest based on Adjusted EPS growth. One tranche of the award was earned and eligible to vest based on fiscal year 2016 performance (see note (7) above). One tranche of the award is eligible to be earned based on performance during fiscal years 2016 and 2017 and the final tranche is eligible to be earned based on performance during fiscal years 2016 through 2018. To the extent earned based on performance, the second tranche will vest on May 15, 2018 and the final tranche will vest on May 15, 2019, provided that the named executive officer remains in continuous service with us through each vesting date. Based on the level of achievement in fiscal year 2016, the number of shares reported in the table has been calculated assuming that maximum performance is achieved with respect to future fiscal years and that 300% of each remaining tranche of the target award will be earned.
(9)	Represents a restricted stock unit grant that vests on May 15, 2017, provided that the named executive officer remains in continuous service with us through that vesting date.
(10)	Represents a restricted stock unit grant that vests in equal annual installments on May 15, 2017 and May 15, 2018, provided that the named executive officer remains in continuous service with us through each vesting date.
(11)	Represents a restricted stock unit grant that vests in equal annual installments on May 15, 2017, May 15, 2018 and May 15, 2019, provided that the named executive officer remains in continuous service with us through each vesting date.
(12)	Represents a restricted stock unit grant that vests in four equal installments May 15, 2017, May 15, 2018, May 15, 2019 and May 15, 2020, provided that the named executive officer remains in continuous service with us through each vesting date.
(13)	Represents a stock option grant that will vest if the closing price of our common stock equals or exceeds $63.60 per share for a period of three consecutive trading days, provided that the named executive officer remains in continuous service with us through the vesting date.
(14)	Represents a restricted stock unit grant that vests as follows: (i) 4,893 restricted stock units vest on May 15, 2017; and (ii) 2,449 restricted stock units vest on May 15, 2018, provided that the named executive officer remains in continuous service with us through each vesting date.

2016 Option Exercises and Stock Vested Table

The following table sets forth information for each of our named executive officers regarding stock options exercised and stock awards vested during the fiscal year ended September 30, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John Croteau	—	—	64,018	2,355,862
Robert McMullan	—	—	27,047	995,330
Alex Behfar	—	—	10,128	372,710
Robert Dennehy	18,125	652,588	16,253	598,110
Michael Murphy	—	—	24,710	909,328

(1)	For stock awards, the value realized is based on the closing price of our common stock on the vesting date.

Pension Benefits

We currently do not (and did not in fiscal year 2016) sponsor any defined benefit pension or other actuarial plan in which our named executive officers participate.

Nonqualified Deferred Compensation

We currently do not (and did not in fiscal year 2016) maintain any nonqualified defined contribution or other deferred compensation plan or arrangement for our named executive officers.

Potential Payments upon Termination or Change in Control

Messrs. Croteau and Murphy are parties to employment agreements with the Company that provide for payments upon an involuntary termination of employment by the Company other than “cause” (as described in each respective named executive officer’s employment agreement) and upon a termination of employment by the executive for “good reason” (as defined in each respective named executive officer’s employment agreement). Pursuant to Mr. Croteau’s employment agreement, if his employment is terminated under the circumstances described above, he would be entitled to receive continued monthly base salary and reimbursements of the Company’s portion of medical and dental benefit premiums (subject to certain conditions) for twelve months following termination, a prorated annual bonus for the year of termination, based on actual performance, and twelve months’ accelerated vesting credit for any outstanding equity awards. In addition, Mr. Croteau’s equity awards would remain exercisable for one year following termination of employment. Pursuant to Mr. Murphy’s employment agreement, if his employment is terminated under the circumstances described above, he would be entitled to receive continued monthly base salary and reimbursement of the Company’s portion of medical and dental benefit premiums (subject to certain conditions) for six months. Each of Mr. Croteau and Mr. Murphy will be subject to non-competition and non-solicitation restrictions for the period during which he is entitled to receive salary continuation.

Under the Retention Plan, if Dr. Behfar’s employment is terminated without cause or for good reason or due to his death or disability (as such terms are defined in the Retention Plan), upon such termination he will be entitled to receive the then unpaid portion of the retention bonuses payable to him under such plan.

In addition, at the end of fiscal year 2014, we adopted the CIC Plan in which each of our named executive officers is currently a participant, and which provides that:

•	immediately prior to a “change in control” (as defined in the CIC Plan), subject to the terms and conditions contained in the CIC Plan, any performance-based equity awards held by a participant (other than certain stock options as set forth in the CIC Plan) will be earned at 200% of target and converted into restricted stock units that will become vested and payable upon completion of the applicable performance period and any further service-based vesting period relating to such award, subject to the participant’s continued employment;

•	if a change in control occurs and a participant’s employment is terminated by us without “cause” (as defined in the CIC Plan) or a participant resigns from employment with us for “good reason” (as defined in the CIC Plan) within the one-year period following the change in control, the participant will be entitled to the following payments and benefits:

•	twelve months of the participant’s monthly base salary, as in effect immediately prior to the change in control (and as may have been increased after the date of a change in control), plus up to $25,000;

•	one hundred percent of the participant’s target annual bonus, as in effect immediately prior to the change in control (and as may have been increased after the date of the change in control); and

•	full vesting of any time-vesting equity awards held by the participant (including the restricted stock units earned as a result of the conversion of performance-based equity awards).

We will make an additional lump-sum cash payment to a CIC Plan participant if the participant becomes subject to an excise tax under Section 4999 of the Code as a result of any payment or benefit made or provided under the CIC Plan, either alone or when aggregated with any other payments or benefits. The net result of the additional payment will be to place the participant in the same after-tax position as if the excise tax had not been imposed.

In the event that a participant has an existing agreement with us relating to the participant’s potential rights to severance pay, equity acceleration or benefits specifically arising from or in respect of a change in control, such rights shall be deemed completely replaced and superseded by the rights of the participant under the CIC Plan with respect to any change in control occurring during the term of the CIC Plan, but such agreement otherwise remains enforceable and in full force and effect.

In addition to the benefits provided by the CIC Plan, our performance-vesting stock options generally become fully vested and exercisable immediately prior to a change in control.

A summary of the potential payments that each of our named executive officers would have received upon the occurrence of these events, assuming that each triggering event occurred on September 30, 2016 and assuming the CIC Plan was in effect as of the end of fiscal year 2016 for each named executive officer is set forth below.

	Involuntary Termination for Other than Cause(1)				Involuntary Termination within Twelve Months Following a Change in Control(2)
Name	Severance ($)	Health/ Life Insurance Benefits ($)	Restricted Stock/ Option Awards ($)(3)	Total ($)	Severance ($)	Health/ Life Insurance Benefits ($)	Restricted Stock/ Option Awards ($)(3)	Excise Tax ($)(4)	Total ($)
John Croteau(5)	625,000	19,422	3,148,360	3,792,782	1,275,000	—	8,149,414	4,514,802	13,939,217
Robert McMullan	—	—	—	—	533,118	—	2,867,978	2,548,208	5,949,304
Dr. Alex Behfar(6)	3,775,126	—	—	3,775,126	4,225,001	—	1,423,549	—	5,648,550
Robert Dennehy	—	—	—	—	534,850	—	2,487,317	1,261,722	4,283,889
Michael Murphy(7)	169,383	5,121	—	174,504	533,148	—	2,578,674	2,350,588	5,462,410

(1)	“Involuntary Termination” as used in this column includes involuntary termination without cause or a voluntary termination with good reason, as and to the extent provided for in each named executive officer’s employment arrangement.
(2)	All amounts listed beneath this heading represent benefits potentially payable under the above-described CIC Plan.
(3)	Amounts based on the fair market value of our common stock of $42.34 per share, which was the closing price of our common stock on September 30, 2016 as reported on NASDAQ, minus the exercise price of the stock option, to the extent applicable, and have been calculated assuming that 200% of “target” performance is achieved with respect to performance-based restricted stock units and that all performance-based stock options and other outstanding stock options and restricted stock units vest in full.
(4)	Amounts listed represent an estimate of the additional lump-sum payment that would be payable if a named executive officer became subject to the excise tax under Section 4999 of the Code, as described above based on the assumptions described above, and assuming that (a) all performance-based equity awards (other than certain stock options) will be earned at 200% of target and all equity awards will vest and will be cashed out upon a qualifying termination of employment, based on a price per share equal to $42.34; (b) the full value of all payments of equity awards will be parachute payments; and (c) none of the parachute payments are exempt under a special rule for reasonable compensation. Any actual entitlement to such additional lump-sum payment will be based on the facts and circumstances that exist at the time of a change in control or a subsequent termination of employment.
(5)	All amounts listed for Mr. Croteau beneath the “Involuntary Termination” heading represent benefits potentially payable pursuant to his employment agreement, as described above.
(6)	All amounts listed for Dr. Behfar represent the unpaid portion of the retention bonuses payable to him under the Retention Plan, as described above, and after a change in control, under the CIC Plan, as described above.
(7)	All amounts listed for Mr. Murphy beneath the “Involuntary Termination” heading represent benefits potentially payable pursuant to his employment agreement, as described above.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2016, no member of our compensation committee was, at any time during fiscal year 2016 or at any other time, an officer or employee of the Company, and, except as described in the section entitled “Certain Relationships and Related Person Transactions,” none had or has any relationships with the Company that are required to be disclosed under Item 404 of Regulation S-K. None of the Company’s executive officers have served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during fiscal year 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan and our 2012 Employee Stock Purchase Plan (“2012 ESPP”). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan (“2009 Plan”), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans was approved by our stockholders prior to our initial public offering in March 2012, and our 2012 Omnibus Incentive Plan was approved again by our stockholders at our 2016 annual meeting of stockholders. The following table provides information regarding securities authorized for issuance as of September 30, 2016 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
Equity Compensation Plans Approved by Security Holders	2,518,724	$8.95	13,930,847
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,518,724	$8.95	13,930,847

(1)	Does not include 1,707,506 unvested shares outstanding as of September 30, 2016 in the form of restricted stock awards or restricted stock units under our 2012 Omnibus Incentive Plan, which do not require the payment of any consideration by the recipients.
(2)	Our 2012 Omnibus Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under our 2012 Omnibus Incentive Plan can be increased on the first day of each fiscal year equal to the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under our 2012 Omnibus Incentive Plan.
(3)	The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year equal to the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

The following table presents information as to the beneficial ownership of our common stock as of December 2, 2016 for:

•	each person who we know beneficially owns more than five percent of any class of our voting securities;

•	each of our current directors or nominees;

•	each of our named executive officers as set forth in the 2016 Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

Unless otherwise noted, the address of each beneficial owner listed in the table is c/o MACOM Technology Solutions Holdings, Inc., 100 Chelmsford Street, Lowell, Massachusetts 01851.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 53,791,997 shares of our common stock outstanding as of December 2, 2016. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to stock options, restricted stock units or warrants held by that person that are currently exercisable or exercisable (or, in the case of restricted stock units, scheduled to vest and settle) within 60 days of December 2, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Greater than 5% Stockholders:
John Ocampo and affiliates(1)	20,281,056	37.7%
Directors and Named Executive Officers:
John Ocampo(1)	20,281,056	37.7%
Susan Ocampo(1)	20,281,056	37.7%
Charles Bland(2)	41,342	*
Peter Chung(3)	2,486,617	4.5%
Stephen Daly	6,429	*
Gil Van Lunsen	15,803	*
John Croteau(4)	238,231	*
Robert McMullan(5)	52,651	*
Alex Behfar	4,801	*
Robert Dennehy(6)	66,175	*
Michael Murphy	10,018	*
All directors and executive officers as a group (14 persons)(7)	23,225,363	43.1%

*	Represents beneficial ownership of less than 1%.
(1)	Represents 20,281,056 shares beneficially owned by various family trusts affiliated with John and Susan Ocampo. Mr. and Mrs. Ocampo are the co-trustees of each of the family trusts and hold voting and dispositive power over the shares held in the family trusts.

(2)	Includes 18,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of December 2, 2016.
(3)	Represents 749,394 shares beneficially owned by Summit Partners Private Equity Fund VII-A, L.P., 450,099 shares beneficially owned by Summit Partners Private Equity Fund VII-B, L.P., 2,001 shares beneficially owned by Summit Investors I, LLC, and 141 shares beneficially owned by Summit Investors I (UK), L.P. Shares beneficially owned also include the following shares issuable upon the exercise of warrants that are currently exercisable: 792,454 shares beneficially owned by Summit Partners Private Equity Fund VII-A, L.P., 475,960 shares beneficially owned by Summit Partners Private Equity Fund VII-B, L.P., 2,116 shares beneficially owned by Summit Investors I, LLC and 149 shares beneficially owned by Summit Investors I (UK), L.P. Summit Partners, L.P. is the managing member of Summit Partners PE VII, LLC, which is the general partner of Summit Partners PE VII, L.P., which is the general partner of each of Summit Partners Private Equity Fund VII-A, L.P. and Summit Partners Private Equity Fund VII-B, L.P. Summit Master Company, LLC is the managing member of Summit Investors Management, LLC, which is the manager of Summit Investors I, LLC, and the general partner of Summit Investors I (UK), L.P. Summit Master Company, LLC, as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power, to Summit Partners, L.P. and its Investment Committee. Summit Partners, L.P., through a two-person Investment Committee currently composed of Martin Mannion and Peter Y. Chung, has voting and dispositive authority over the shares held by each of these entities and therefore may be deemed to beneficially own such shares. Also includes 14,303 shares held by Mr. Chung for the benefit of Summit Partners, L.P., which he has empowered to determine when the underlying shares will be sold and which is entitled to the proceeds of any such sales. Mr. Chung is a member of Summit Master Company, LLC, which is the general partner of Summit Partners, L.P. Accordingly, Summit Partners, L.P. and Summit Master Company, LLC may be deemed indirect beneficial owners of the shares, restricted stock units and underlying shares held in the name of Mr. Chung. Summit Partners, L.P., Summit Master Company, LLC, each of the Summit entities mentioned above and Messrs. Mannion and Chung, each disclaim beneficial ownership of the shares, restricted stock units and underlying shares held in the name of Mr. Chung except to the extent of their pecuniary interest therein. The address of each of these entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.
(4)	Includes 180,330 shares issuable upon the exercise of stock options that may be exercised within 60 days of December 2, 2016.
(5)	Includes 30,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of December 2, 2016.
(6)	Includes 40,000 shares issuable upon the exercise of stock options that may be exercised within 60 days of December 2, 2016.
(7)	Includes 268,330 shares issuable upon the exercise of stock options that may be exercised within 60 days of December 2, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

We describe below transactions and series of similar transactions to which we were a party during our last fiscal year or will be a party in the future, and in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Indemnification of Officers and Directors

Our fifth amended and restated certificate of incorporation and third amended and restated bylaws (“Bylaws”) limit the liability of each of our directors and provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. Our Bylaws also permit us to secure insurance on behalf of any officer or director for any liability arising out of his or her actions in connection with their services to us, regardless of whether our Bylaws permit such indemnification. In addition, we have entered into separate indemnification agreements with each of our directors and certain of our officers. These agreements, among other things, provide that we will indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or that person’s status as our director or officer.

Acquisition of Nitronex

In February 2014, we acquired Nitronex (the “Nitronex Acquisition”). Prior to the Nitronex Acquisition, 100% of the outstanding membership interests in Nitronex were owned by GaAs Labs (a stockholder of the Company and an affiliate of our directors, Mr. and Mrs. Ocampo). We made a cash payment to GaAs Labs of $26.1 million at the closing of the Nitronex Acquisition for all of the outstanding ownership interests of Nitronex. The purchase price included $3.9 million held on account by a third-party escrow agent pending any claims by us in connection with representation and warranties made by GaAs Labs in the Nitronex Acquisition. The indemnification period expired in August 2015, at which point all but $500,000 of the escrow fund was released to GaAs Labs and the remainder was retained by the escrow agent pending final resolution of an outstanding indemnity claim, which as of December 2, 2016 remained unresolved.

Second Amended and Restated Investor Rights Agreement

We are party to an investors’ rights agreement, as amended and restated on February 28, 2012 and further amended on May 20, 2013 (the “IRA”), with a group of our stockholders that includes entities affiliated with Mr. and Mrs. Ocampo, who are both members of our board of directors and beneficial owners of more than 5% of a class of our voting securities, and including certain investment funds affiliated with Summit Partners, L.P., which is affiliated with another of our directors, Mr. Chung. Subject to the terms and conditions of the IRA, these stockholders have registration rights with respect to the shares of our capital stock or warrants they, or certain of their affiliates, hold, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Policies and Procedures for Related Person Transactions

We do not currently have a formal, written policy or procedure for the review and approval of related person transactions. However, our audit committee charter provides that our audit committee is required to review and approve or ratify any related person transactions, as defined under Regulation S-K Item 404. Our code of conduct and ethics also prohibits our directors and officers from engaging in a conflict of interest transaction without disclosure to and approval from the board of directors or one of its committees. Each of the related person transactions described above was reviewed and either approved or ratified by our audit committee, and we intend to follow this practice for any future related person transactions.

CORPORATE GOVERNANCE

Director Independence

Our board of directors has reviewed its composition, the composition of its committees and the independence of each member of our board of directors during fiscal year 2016. Based on information requested from and provided by each director concerning his or her background, employment and affiliates, our board of directors has determined that Messrs. Bland, Chung, Daly and Van Lunsen qualify as “independent” according to the rules and regulations of the SEC and the NASDAQ listing requirements and rules. As of December 2, 2016, Messrs. Ocampo and Croteau are not independent according to the rules and regulations of the SEC and the listing requirements and rules of NASDAQ because they are or in the last three years have been our employees, and Mrs. Ocampo is not independent because she is the spouse of one of our executive officers.

The listing requirements and rules of NASDAQ require that, subject to certain exemptions, the board of directors of a listed company be comprised of a majority of independent directors, that the compensation, nominating and governance and audit committees of such listed company be comprised solely of independent directors, that the compensation committee be comprised of at least two independent directors, and that the audit committee be comprised of at least three independent directors. As of December 2, 2016, the composition of our board of directors and its committees satisfied all such requirements.

Prior to February 5, 2015, we were a “controlled company” as defined by NASDAQ rules, and as such we relied on the “controlled company” exemption contained in the NASDAQ rules, which did not require us to have a board of directors comprised of a majority of independent directors. The composition of our board committees, however, complied with the independence requirements relating to board committees, including applicable exceptions in the NASDAQ rules. Following our public common stock offering on February 5, 2015 (the “Offering”), Mr. and Mrs. Ocampo and their affiliates no longer control more than 50% of our common stock and, consequently, we are no longer a “controlled company” within the meaning of the NASDAQ listing requirements. As a result, we are now subject to additional governance requirements under NASDAQ rules, including the requirements to have a majority of the board of directors consist of independent directors and certain compensation committee and nominating and governance committee requirements. Based on phase-in provisions applicable to these independence requirements, we were not required to become fully compliant until the one-year anniversary of the Offering. Following the Offering, our board of directors determined that Mr. Chung, Mr. Daly and Mr. Van Lunsen each qualify as “independent” directors of the Company according to the NASDAQ listing rules. Mrs. Ocampo did not qualify as an independent director because she is the spouse of one of our executive officers. Mr. Ocampo, Mr. Croteau and Mr. Bland did not qualify as independent directors because they were current employees, or in the case of Mr. Bland, had been an employee of our Company within the last three years. However, as of June 1, 2016, Mr. Bland was no longer an employee of the Company in the last three years and, accordingly, became eligible to be determined to be independent by the board of directors.

In order to assist us in complying with the above-described independence requirements, on February 9, 2016, Mr. Bland and Mrs. Ocampo, both Class II directors, resigned from our board of directors. Effective June 1, 2016, the board of directors re-appointed Mr. Bland and Mrs. Ocampo to the board of directors as Class II directors. Mr. Bland re-joined the board of directors as an independent director within the meaning of the independence requirements under the NASDAQ listing rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item (other than Exhibits 31.3 and 31.4) was filed as part of the Original Form 10-K.

(a)	Financial Statements:

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

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement by and among MACOM Technology Solutions Inc., Nitronex, LLC and GaAs Labs, LLC, dated February 13, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2014).

2.2	Agreement and Plan of Merger by and among MACOM Technology Solutions Inc., BinOptics Corporation, Borealis Merger Sub, Inc. and Ithaca Stockholders’ Agent, LLC, as stockholders’ agent, dated November 17, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 19, 2014).

2.3	Stock Purchase Agreement, dated July 16, 2015, among Autoliv ASP Inc., MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and MACOM Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2015).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1*	Form of Indemnification Agreement between MACOM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2	MACOM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3	Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2015).

10.7*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2015).

10.8*	MA-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.9*	Mindspeed Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Mindspeed Technologies, Inc. on February 12, 2013 (File No. 001-31650)).

10.10*	Mindspeed Technologies, Inc. 2003 Long-Term Incentives Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on November 17, 2016).

10.11*	MACOM Technology Solutions Holdings, Inc. Change in Control Plan, as amended and restated through November 13, 2015 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on November 24, 2015).

10.12*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.13*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.14*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.15*	Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.16*	Offer of Employment Letter, dated as of December 11, 2013, between MACOM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.17	Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.18	Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.19*	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2015).

10.20	Consulting Agreement, dated July 16, 2015, among MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.21	Purchase and Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc., and Calare Properties, Inc., dated May 23, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016).

10.22	Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.23	First, Second and Third Amendments to Purchase And Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc. and Calare Properties, Inc. dated July 22, 2016, September 20, 2016 and September 22, 2016, respectively (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on November 17, 2016).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on November 17, 2016).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on November 17, 2016).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on November 17, 2016).

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on November 17, 2016).

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on November 17, 2016).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed on November 17, 2016).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed on November 17, 2016).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed on November 17, 2016).

101.DEF	XBRL Taxonomy Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed on November 17, 2016).

101.LAB	XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed on November 17, 2016).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed on November 17, 2016).

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2016

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2016.

Signature and Title	Signature and Title
/s/ John Croteau	/s/ John Ocampo
John Croteau President and Chief Executive Officer Director (Principal Executive Officer)	John Ocampo Chairman of the Board
/s/ Robert J. McMullan	/s/ Susan Ocampo Susan Ocampo Director
Robert J. McMullan
Senior Vice President and	/s/ Peter Chung
Chief Financial Officer	Peter Chung
(Principal Accounting and Financial Officer)	Director /s/ Gil Van Lunsen
Gil Van Lunsen
Director
/s/ Charles Bland Charles Bland
Director
/s/ Stephen Daly Stephen Daly
Director