Form 10-Q
period 2016-12-30
MACOM Technology Solutions Holdings, Inc.
filed 2017-02-01
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2017, there were 63,343,049 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 30, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$353,917	$332,977
Short term investments	23,750	23,776
Accounts receivable (less allowances of $3,455 and $3,279, respectively)	112,245	108,331
Inventories	115,219	114,935
Income tax receivable	21,025	21,607
Prepaid and other current assets	15,619	11,318
Total current assets	$641,775	$612,944
Property and equipment, net	101,845	99,167
Goodwill	118,082	120,024
Intangible assets, net	240,933	259,602
Deferred income taxes	88,565	89,606
Other long-term assets	5,495	7,208
TOTAL ASSETS	$1,196,695	$1,188,551
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$1,047	$1,152
Current portion of long-term debt	6,051	6,051
Accounts payable	31,686	30,579
Accrued liabilities	48,279	54,368
Total current liabilities	$87,063	$92,150
Lease payable, less current portion	14,147	2,463
Long-term debt, less current portion	572,963	573,882
Warrant liability	43,076	38,253
Deferred income taxes	9,564	11,765
Other long-term liabilities	6,923	7,254
Total liabilities	$733,736	$725,767
Stockholders’ equity:
Common stock	54	54
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive (loss) income	(604)	9,039
Additional paid-in capital	562,292	551,509
Accumulated deficit	(98,453)	(97,488)
Total stockholders’ equity	$462,959	$462,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,196,695	$1,188,551
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$151,752	$115,774
Cost of revenue	73,257	55,456
Gross profit	78,495	60,318
Operating expenses:
Research and development	30,174	25,322
Selling, general and administrative	36,496	34,686
Restructuring charges	1,287	157
Total operating expenses	67,957	60,165
Income from operations	10,538	153
Other (expense) income
Warrant liability expense	(4,823)	(14,878)
Interest expense, net	(7,350)	(4,346)
Other (expense) income	(4)	100
Total other expense, net	(12,177)	(19,124)
Loss before income taxes	(1,639)	(18,971)
Income tax expense (benefit)	532	(2,201)
Loss from continuing operations	(2,171)	(16,770)
Income from discontinued operations	1,206	1,199
Net loss	$(965)	$(15,571)

Net income (loss) per share:
Basic income (loss) per share:
Loss from continuing operations	$(0.04)	$(0.32)
Income from discontinued operations	0.02	0.02
Loss per share - basic	$(0.02)	$(0.29)
Diluted income (loss) per share:
Loss from continuing operations	$(0.04)	$(0.32)
Income from discontinued operations	0.02	0.02
Loss per share - diluted	$(0.02)	$(0.29)
Shares used:
Basic	53,737	53,015
Diluted	53,737	53,015
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	December 30, 2016	January 1, 2016
Net loss	$(965)	$(15,571)
Unrealized loss on short term investments, net of tax	(46)	(61)
Foreign currency translation loss, net of tax	(9,597)	(109)
Other comprehensive loss, net of tax	(9,643)	(170)
Total comprehensive loss	$(10,608)	$(15,741)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	53,709	$54	23	$(330)	$9,039	$551,509	$(97,488)	$462,784
Stock options exercises	36	—	—	—	—	180	—	180
Issuance of common stock pursuant to employee stock purchase plan	77	—	—	—	—	2,420	—	2,420
Share-based compensation	—	—	—	—	—	8,183	—	8,183
Other comprehensive loss, net of tax	—	—	—	—	(9,643)	—	—	(9,643)
Net loss	—	—	—	—	—	—	(965)	(965)
Balance at December 30, 2016	53,822	$54	23	$(330)	$(604)	$562,292	$(98,453)	$462,959
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	December 30, 2016	January 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(965)	$(15,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisitions):
Depreciation and intangibles amortization	18,475	15,893
Stock-based compensation	8,183	7,382
Warrant liability expense	4,823	14,878
Acquired inventory step-up amortization	—	(394)
Deferred financing cost amortization	702	405
Prepaid compensation amortization	506	2,634
Deferred income taxes	(1,054)	(1,548)
Other adjustments, net	76	84
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(4,488)	(1,409)
Inventories	(1,583)	(3,827)
Prepaid expenses and other assets	(673)	(608)
Accounts payable	931	(266)
Accrued and other liabilities	(5,547)	(1,512)
Income taxes	1,021	(627)
Net cash provided by operating activities	20,407	15,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	875	(85,517)
Purchases of property and equipment	(4,942)	(6,230)
Proceeds from sale of assets	104	—
Proceeds from sales and maturities of investments	8,822	9,543
Purchases of investments	(8,902)	—
Acquisition of intellectual property	—	(476)
Net cash used in investing activities	(4,043)	(82,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from corporate facility financing obligation	4,250	—
Proceeds from stock option exercises and employee stock purchases	2,600	2,817
Payments on notes payable	(1,513)	(875)
Payments of capital leases and assumed debt	(288)	(8,731)
Repurchase of common stock	—	(339)
Other adjustments	(38)	—
Net cash provided by (used in) financing activities	5,011	(7,128)
Foreign currency effect on cash	(435)	(210)
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,940	(74,504)
CASH AND CASH EQUIVALENTS — Beginning of period	$332,977	$122,312
CASH AND CASH EQUIVALENTS — End of period	$353,917	$47,808
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
The consolidated balance sheet at September 30, 2016 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 30, 2016 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016.
Principles of Consolidation—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2017 and 2016 include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in our fiscal years in the first quarter.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the notes to our September 30, 2016 consolidated financial statements, which were included in our Annual Report on Form 10-K for fiscal year ended September 30, 2016.
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers will now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date. The adoption of this guidance did not have a material impact on our consolidated financial statements.
2. ACQUISITIONS
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest”) a Japan-based merchant market component supplier of optical sub-assemblies (“FiBest Acquisition”). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. There were no transaction costs recorded in the three months ended December 30, 2016. For the three months ended January 1, 2016 we recorded transaction costs of $2.6 million as selling, general and administrative expenses related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.

We recognized the FiBest assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for FiBest has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible.
During the quarter ended December 30, 2016, we recorded an adjustment of $0.2 million primarily related to other liabilities and an adjustment of the deferred tax liability associated with the FiBest acquisition. We finalized our allocation of purchase price during the quarter ended December 30, 2016. The final allocation of purchase price as of December 30, 2016, is as follows (in thousands):

	Preliminary Allocation as of September 30, 2016	Allocation Adjustments	Final Allocation

Current assets	$10,445	$—	$10,445
Intangible assets	45,650	—	45,650
Other assets	3,317	—	3,317
Total assets acquired	59,412	—	59,412
Liabilities assumed:
Debt	11,627	—	11,627
Deferred income taxes	11,658	(106)	11,552
Other liabilities	3,968	326	4,294
Total liabilities assumed	27,253	220	27,473
Net assets acquired	32,159	(220)	31,939
Consideration:
Cash paid upon closing, net of cash acquired	47,517	—	47,517
Goodwill	$15,358	$220	$15,578
The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$9,400	7
Customer relationships	36,250	10
	$45,650
The overall weighted-average life of the identified intangible assets acquired in the FiBest Acquisition is estimated to be 9.4 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of FiBest revenue and earnings included in our accompanying condensed consolidated statements of operations for the three months ended January 1, 2016 (in thousands):

Amount
Revenue	$2,670
Loss before income taxes	(811)
Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 1, 2016, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

January 1, 2016
Revenue	$123,400
Net loss	(15,127)
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments (“Metelics Acquisition”). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the three months ended December 30, 2016, no material transaction costs were recorded. For the three months ended January 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.
We recognized the Metelics assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Metelics has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is tax deductible due to a 338(h)(10) election.
We finalized our allocation of purchase price during the quarter ended December 30, 2016. The final allocation of purchase price as of December 30, 2016, is as follows (in thousands):

	Preliminary Allocation as of September 30, 2016	Allocation Adjustments	Final Allocation

Current assets	$12,614	$—	$12,614
Intangible assets	20,900	—	20,900
Other assets	3,089	—	3,089
Total assets acquired	36,603	—	36,603
Liabilities assumed:
Other liabilities	7,201	—	7,201
Total liabilities assumed	7,201	—	7,201
Net assets acquired	29,402	—	29,402
Consideration:
Cash paid upon closing, net of cash acquired	37,125	—	37,125
Goodwill	$7,723	$—	$7,723
The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$1,000	7
Customer relationships	19,900	10
	$20,900
The overall weighted-average life of the identified intangible assets acquired in the Metelics Acquisition is estimated to be 9.9 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of Metelics revenue and earnings included in our accompanying condensed consolidated statements of operations for the three months ended January 1, 2016 (in thousands):

Amount
Revenue	$1,907
Income before income taxes	(46)

Unaudited Supplemental Pro Forma Data—The pro forma statements of operations data for the three months ended January 1, 2016, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as, the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

January 1, 2016
Revenue	$124,610
Net loss	(15,583)
3. DISCONTINUED OPERATIONS
In August 2015, we sold our Automotive business to Autoliv ASP Inc. (“Autoliv”), as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through fiscal year 2019.  Additionally, we entered into a consulting agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash (the "Consulting Agreement").
The remainder of the consideration to be received from Autoliv, if any, including any amounts related to the Consulting Agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable over the next several years.
The accompanying consolidated statements of operations includes the following operating results related to this divested business (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Income from operations	—	—
Other income	1,875	1,875
Gain on sale	—	—
Income before income taxes	1,875	1,875
Income tax provision	669	676
Income from discontinued operations	$1,206	$1,199

Cash flow from operating activities	—	—

Other income recorded during the three months ended December 30, 2016 and January 1, 2016 related to the consulting agreement.

4. SHORT TERM INVESTMENTS
All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type as of December 30, 2016 and September 30, 2016 are summarized in the tables below (in thousands):

	December 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,948	$—	$(160)	$14,788
Commercial Paper	5,970	—	(6)	5,964
Agency bonds	3,002	—	(4)	2,998
Total investments	$23,920	$—	$(170)	$23,750

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,894	$9	$(103)	$14,800
Commercial Paper	2,978	—	(4)	2,974
Agency bonds	6,004	1	(3)	6,002
Total investments	$23,876	$10	$(110)	$23,776

The contractual maturities of available-for-sale investments were as follows (in thousands):

	December 30, 2016	September 30, 2016
Less than 1 year	$8,961	$8,976
Over 1 year	14,789	14,800
Total investments	$23,750	$23,776
Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive (loss) income.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 30, 2016.
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their net asset value and classified as Level 1 assets. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2 assets. Broker dealer bids or quotes on securities with similar characteristics may also be used.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,182	$1,182	$—	$—
Commercial Paper	106,086	—	106,086	—
Agency bonds	2,998	—	2,998	—
Corporate bonds	14,788	—	14,788	—
Total assets measured at fair value	$125,054	$1,182	$123,872	$—
Liabilities
Contingent consideration	$866	$—	$—	$866
Common stock warrant liability	43,076	—	—	43,076
Total liabilities measured at fair value	$43,942	$—	$—	$43,942

	September 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,172	$1,172	$—	$—
Commercial Paper	102,928	—	102,928	—
US treasuries and agency bonds	6,002	—	6,002	—
Corporate bonds	14,799	—	14,799	—
Total assets measured at fair value	$124,901	$1,172	$123,729	$—
Liabilities
Contingent consideration	$848	$—	$—	$848
Common stock warrant liability	38,253	—	—	38,253
Total liabilities measured at fair value	$39,101	$—	$—	$39,101
As of December 30, 2016 and September 30, 2016 the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.

The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	December 30, 2016	September 30, 2016
Contingent consideration	Discounted cash flow	Discount rate	12.9%	12.9%
		Probability of achievement	75% - 100%	75%
		Timing of cash flows	8 months	1 year

Warrant liability	Black-scholes model	Volatility	40.4%	43.2%
		Discount rate	1.70%	1.14%
		Expected life	3.98 years	4.23 years
		Exercise price	$14.05	$14.05
The fair values of the contingent consideration liabilities were estimated based upon a risk-adjusted present value of the probability-weighted expected payments by us. Specifically, we considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability weighted payments were discounted to present value using risk-adjusted discount rates. The maximum possible payment of contingent consideration is $1.5 million.
The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	December 30, 2016
Contingent consideration	$848	$18	$—	$—	$—	$866
Common stock warrant liability	$38,253	$4,823	$—	$—	$—	$43,076

	October 2, 2015	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	January 1, 2016
Contingent consideration	$1,150	$20	$—	$—	$—	$1,170
Common stock warrant liability	$21,822	$14,878	$—	$—	$—	$36,700
6. INVENTORIES
Inventories consist of the following (in thousands):

	December 30, 2016	September 30, 2016
Raw materials	$64,120	$67,378
Work-in-process	8,864	9,157
Finished goods	42,235	38,400
Total	$115,219	$114,935

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 30, 2016	September 30, 2016
Land, buildings and improvements	$16,618	$12,572
Construction in process	10,341	9,415
Machinery and equipment	132,928	129,639
Leasehold improvements	12,177	12,152
Furniture and fixtures	1,529	1,469
Computer equipment and software	13,042	12,954
Total property and equipment	$186,635	$178,201
Less accumulated depreciation and amortization	(84,790)	(79,034)
Property and equipment, net	$101,845	$99,167
Depreciation and amortization expense related to property, plant and equipment for the three months ended December 30, 2016 was $6.0 million. Depreciation and amortization expense related to property, plant and equipment for the three months ended January 1, 2016 was $4.3 million.
8. DEBT
On May 8, 2014, we entered into a credit agreement (“Credit Agreement”) with a syndicate of lenders that provided for term loans in an aggregate principal amount of $350.0 million, which mature in May 2021 (“Initial Term Loans”) and a revolving credit facility of $100.0 million initially, which matures in May 2019 (“Revolving Facility”). In February 2015, we executed an amendment to the Credit Agreement that increased our aggregate borrowing capacity under the Revolving Facility to $130 million. The Initial Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Initial Term Loans using the straight-line method, which approximates the effective interest rate method.
On August 31, 2016 we entered into an amendment (“Incremental Term Loan Amendment”) to our Credit Agreement which provided for incremental term loans in an aggregate principal amount of $250 million, which mature in May 2021 (“Incremental Term Loans”, together with the Initial Term Loans, “Term Loans”). The terms of the Incremental Term Loans are identical to the terms of the Initial Term Loans, other than with respect to upfront fees, original issue discount and arrangement, structuring or similar fees payable in connection therewith. The Incremental Term Loans were issued with an original issue discount of 0.95%, which is being amortized over the term of the Incremental Term Loans using the straight-line method, which approximates the effective interest rate method.
We incurred $8.7 million in fees for the issuance of the Credit Agreement and $3.2 million in fees for the issuance of the Incremental Term Loan Amendment, which were recorded as deferred financing costs and are being amortized over the life of the Credit Agreement as interest expense. As of December 30, 2016, approximately $8.3 million of deferred financing costs remain unamortized, of which $7.1 million related to the Incremental Term Loans is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.2 million related to the Revolving Facility is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans and Incremental Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of December 30, 2016, we were in compliance with all financial and non-financial covenants under the Credit Agreement and we had $590.0 million of outstanding Term Loan borrowings under the Credit Agreement and $130.0 million of borrowing capacity under our Revolving Facility.
As of December 30, 2016, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$589,974
Unamortized discount	(3,830)
Total term loans	$586,144
Current portion	6,051
Long-term, less current portion	$580,093
As of December 30, 2016, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2017 (rest of fiscal year)	$4,538
2018	6,051
2019	6,051
2020	6,051
2021	567,283
Total	$589,974
The fair value of the Term Loans was estimated to be approximately $593.7 million as of December 30, 2016 and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On May 26, 2016, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Calare Properties, Inc., a Delaware corporation (together with its affiliates, the “Buyer”) for the sale and subsequent leaseback of our corporate headquarters, located at 100 Chelmsford Street, Lowell, Massachusetts. The transactions contemplated by the Purchase Agreement closed on December 28, 2016, at which time we also entered into three lease agreements with the Buyer including: (1) a 20-year leaseback of the facility located at 100 Chelmsford Street (the “100 Chelmsford Lease”), (2) a 20-year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street (the “144 Chelmsford Lease”), and (3) a 14-year building lease renewal of an adjacent facility at 121 Hale Street (the “121 Hale Lease”), together with the 100 Chelmsford Lease and the 144 Chelmsford Lease, the “Leases”.
Because the transactions contemplated by the Purchase Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be the deemed accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation on our balance sheet and are being amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by the Buyer under the 144 Chelmsford Lease will be recognized as additional financing obligations on our balance sheet as incurred and will be amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation as of the December 28, 2016 inception of the lease based on the future minimum lease payments discounted at 8.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20-years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of December 30, 2016, approximately $12.2 million of the financing obligation was outstanding associated with these Leases.
Acquired Capital Leases
In connection with the FiBest Acquisition in December 2015 and the acquisition of BinOptics Corporation (“BinOptics Acquisition”) in December 2014 we assumed certain capital lease obligations, of which approximately $3.0 million was outstanding as of December 30, 2016.

As of December 30, 2016, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2017	$1,694
2018	1,900
2019	1,795
2020	1,622
2021	1,487
Thereafter	20,541
Total minimum capital lease obligation payments	$29,039
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Cost of revenue	$6,001	$7,167
Selling, general and administrative	6,467	4,423
Total	$12,468	$11,590

Intangible assets consist of the following (in thousands):

	December 30, 2016	September 30, 2016
Acquired technology	$164,173	$165,397
Customer relationships	202,697	207,674
In-process research and development	8,000	8,000
Trade name	3,400	3,400
Total	$378,270	$384,471
Less accumulated amortization	(137,337)	(124,869)
Intangible assets — net	$240,933	$259,602
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 30, 2016	$504,495	$165,397	$207,674	$8,000	$3,400	$120,024
Fair value adjustment	220	—	—	—	—	220
Currency translation adjustment	(8,363)	(1,224)	(4,977)	—	—	(2,162)
Balance at December 30, 2016	$496,352	$164,173	$202,697	$8,000	$3,400	$118,082
As of December 30, 2016, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Amortization expense	$38,413	47,499	40,891	32,997	26,900	42,833	$229,533
Our trade name is an indefinite-lived intangible assets. During development, in-process research and development (“IPR&D”) is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value to its carrying amount. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.
Accumulated amortization for acquired technology and customer relationships were $82.6 million and $54.7 million, respectively, as of December 30, 2016, and $58.1 million and $27.9 million, respectively, as of January 1, 2016.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of December 30, 2016 and September 30, 2016. The outstanding shares of our common stock as of December 30, 2016 and September 30, 2016, presented in the accompanying consolidated statements of stockholders’ equity exclude 3,300 and 3,300 unvested shares of restricted stock awards, respectively, issued as compensation to employees and directors that remained subject to forfeiture.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of December 30, 2016, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. The following is a summary of the activity of the warrant liability (in thousands):

Balance at September 30, 2016	$38,253
Change in estimated fair value	4,823
Balance at December 30, 2016	$43,076

12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 30, 2016	January 1, 2016
Numerator:
Loss from continuing operations	$(2,171)	$(16,770)
Income from discontinued operations	1,206	1,199
Net loss	$(965)	$(15,571)
Net loss attributable to common stockholders	$(965)	$(15,571)
Denominator:
Weighted average common shares outstanding-basic	53,737	53,015
Dilutive effect of options and warrants	—	—
Weighted average common shares outstanding-diluted	$53,737	$53,015
Common stock (loss) earnings per share-basic:
Continuing operations	$(0.04)	$(0.32)
Discontinued operations	0.02	0.02
Net common stock loss per share-basic	$(0.02)	$(0.29)
Common stock (loss) earnings per share-diluted:
Continuing operations	$(0.04)	$(0.32)
Discontinued operations	0.02	0.02
Net common stock loss per share-diluted	$(0.02)	$(0.29)
The table above excludes the effects of 1,875 and 1,996 shares for the three months ended December 30, 2016 and January 1, 2016, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.
13. COMMITMENTS AND CONTINGENCIES
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended December 30, 2016.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products. In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon filed: (a) a motion to stay or modify a portion of the preliminary injunction on December 30, 2016; and (b) notice of appeal of the preliminary injunction decision to the Federal Circuit on January 3, 2017. Infineon’s opening appeal brief is currently due on March 6, 2017. Additionally, Infineon has moved to dismiss some of the claims of the second amended complaint. Those motions to dismiss are currently set for a hearing on February 27, 2017.

With respect to the above legal proceeding, we are not able to reasonably estimate the amount or range of any possible loss, and accordingly have not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.
14. RESTRUCTURINGS
We have periodically implemented restructuring actions in connection with broader plans to reduce staffing, reduce our internal manufacturing footprint and, generally, reduce operating costs. The restructuring expenses are primarily comprised of direct and incremental costs related to headcount reductions including severance and outplacement fees for the terminated employees, as well as facility closure costs.
The following is a summary of the costs incurred and remaining balances included in accrued expenses for the three months ended December 30, 2016 (in thousands):

Balance as of September 30, 2016	$3,104
Current period adjustments	1,287
Payments	(2,346)
Balance as of December 30, 2016	$2,045
The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2017. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs of approximately $1.0 million to $2.0 million during the remainder of calendar year 2017 as we complete restructuring actions primarily associated with the Metelics Acquisition and other actions.
15. SHARE-BASED COMPENSATION
Stock Plans
As of December 30, 2016, we had 15.7 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”), and 3.1 million shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of December 30, 2016 are subject to accelerated vesting upon a change in control. There were no modifications to share-based awards during the periods presented. As of December 30, 2016, total unrecognized compensation cost related to the employee stock purchase plan was not material.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended December 30, 2016 and January 1, 2016 (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Cost of revenue	$720	$457
Research and development	1,945	1,837
Selling, general and administrative	5,518	5,088
Total share-based compensation expense	$8,183	$7,382
As of December 30, 2016, the total unrecognized compensation costs, adjusted for estimated forfeitures, related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $58.6 million, which we expect to recognize over a weighted-average period of 2.7 years.
Stock Options
We had 1.3 million stock options outstanding as of December 30, 2016, with a weighted-average exercise price per share of $27.68 and weighted-average remaining contractual term of 5.9 years. The aggregate intrinsic value of the stock options outstanding as of December 30, 2016 was $24.6 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
During the three months ended December 30, 2016, we granted 310,000 non-qualified stock options with a grant date fair value of $4.1 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions are valued using a Monte Carlo simulation model, using a volatility rate of 32.2%, a risk-free rate of 1.84%, a strike price of $40.25 and a term of seven years. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options then the share-based compensation expense would be reversed. In the event that the Company’s common stock achieves the target price of $66.96 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
The total intrinsic value of options exercised was $1.5 million for the three months ended December 30, 2016 and was $2.2 million for the three months ended January 1, 2016.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the three months ended December 30, 2016, is as follows:

	Number of RSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2016	1,707,695	$32.76	$72,165
Granted	208,505	41.38
Vested and released	(27)	15.14
Forfeited, canceled or expired	(13,927)	37.02
Balance at December 30, 2016	1,902,246	$33.68	$87,884
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the three months ended January 1, 2016 had fair value of $0.9 million as of the vesting date. There were no material vestings of restricted stock during the three months ended December 30, 2016.
16. INCOME TAXES
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three months ended December 30, 2016 and January 1, 2016, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes.
The balance of the unrecognized tax benefit as of December 30, 2016 and September 30, 2016 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 U.S. tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ending December 30, 2016, we did not make any payment of interest and penalties.
As disclosed in Note 2 - Acquisitions, our purchase accounting for the FiBest Acquisition, including income taxes, has been finalized during the three months ended December 30, 2016. Related to the FiBest Acquisition, we recorded an aggregate net deferred income tax liability acquired in the FiBest Acquisition which is estimated to be $11.6 million and includes a net deferred income tax asset of $2.5 million relating to net operating loss ("NOL") carryforwards and a net deferred income tax liability of $14.1 million related to the difference between the book and tax basis of the intangible and other assets acquired. Related to the Metelics Acquisition we do not anticipate the recording of any deferred taxes due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.

17. RELATED PARTY TRANSACTIONS
GaAs Labs, LLC (“GaAs Labs”), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice.
In the three months ended December 30, 2016 and January 1, 2016, we recorded no material billings to GaAs Labs.
In the three months ended December 30, 2016 and January 1, 2016 we recorded no material revenue associated with product sales to a public company with a common director.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of December 30, 2016 and January 1, 2016, we had $1.4 million and $1.7 million in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Cash paid for interest	$5,426	$4,120
Cash (refunded) paid for income taxes	$(712)	$611
19. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	December 30, 2016	January 1, 2016
United States	$43,961	$34,482
China	47,477	30,719
Asia Pacific, excluding China (1)	49,753	41,733
Other Countries (2)	10,561	8,840
Total	$151,752	$115,774

	As of
Long-Lived Assets by Geographic Region	December 30, 2016	September 30, 2016
United States	$83,085	$79,832
Asia Pacific (1)	15,895	16,614
Other Countries (2)	2,865	2,721
Total	$101,845	$99,167

(1)	Asia Pacific represents Taiwan, Hong Kong, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia and the Philippines.

(2)	No international country or region represented greater than 10% of the total net long-lived assets or revenue as of the dates presented, other than the Asia-Pacific region as presented above.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	December 30, 2016	January 1, 2016
Customer A	22%	15%
Customer B	12%	13%
Customer C	7%	12%
Customer D	5%	10%

Accounts Receivable	December 30, 2016	September 30, 2016
Customer A	19%	11%
Customer B	15%	11%
Customer C	14%	16%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended December 30, 2016 and January 1, 2016, our top ten customers represented 63% and 64% of total revenue, respectively.

20. SUBSEQUENT EVENTS
On January 26, 2017 we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long-haul communications equipment (“AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and cloud data center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for approximately $761.1 million of consideration, which included the payment of $286.2 million of cash and the issuance of 9.9 million shares of our common stock valued at approximately $474.9 million. We have incurred $12.3 million of transaction related costs of which $3.5 million was incurred during the three months ended December 30, 2016 and recorded within selling, general and administrative expenses. The AppliedMicro Acquisition will be accounted for as a stock purchase. Any excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and will be allocated to goodwill, none of which will be tax deductible. As of the date of this Quarterly Report on Form 10-Q the initial accounting for the assets, liabilities and equity interests related to the AppliedMicro Acquisition have not yet been completed, accordingly, it was impracticable to compile a preliminary purchase price allocation or proforma financial information prior to our filing of this Quarterly Report on Form 10-Q. For additional information related to the AppliedMicro Acquisition see our Current Report on Form 8-K filed on November 21, 2016, our Form S-4 Registration Statement filed on December 21, 2016, as amended on January 18, 2017 and our Current Report on Form 8-K filed on January 26, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2016.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as filed with the SEC on November 17, 2016. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (“RF”), microwave, millimeterwave and lightwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality, and reliability. We offer a broad portfolio of over 4,500 standard and custom devices, which include integrated circuits (“IC”), multi-chip modules, power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across approximately 40 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (“MRI”) and unmanned aerial vehicles (“UAVs”). Our primary markets are: Networks, which includes carrier and enterprise infrastructure, wired broadband and cellular backhaul, cellular infrastructure, photonic solutions and fiber optic applications; Aerospace and Defense (“A&D”), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and Multi-market, which includes industrial, medical, test and measurement and scientific applications.
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeterwave and lightwave semiconductor solutions. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.
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

•	continued growth in the market for high-performance analog and optical semiconductors in our three primary markets in particular.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles in the U.S. (“GAAP”), requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
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

For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Results of Operations
The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	$151,752	$115,774
Cost of revenue (1)	73,257	55,456
Gross profit	$78,495	$60,318
Operating expenses:
Research and development (1)	30,174	25,322
Selling, general and administrative (1) (2)	36,496	34,686
Restructuring charges	1,287	157
Total operating expenses	$67,957	$60,165
Income from operations	$10,538	$153
Other (expense) income
Warrant liability expense (3)	(4,823)	(14,878)
Interest expense	(7,350)	(4,346)
Other (expense) income	(4)	100
Total other expense, net	$(12,177)	$(19,124)
Loss before income taxes	(1,639)	(18,971)
Income tax expense (benefit)	532	(2,201)
Loss from continuing operations	$(2,171)	$(16,770)
Income from discontinued operations (4)	1,206	1,199
Net loss	$(965)	$(15,571)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Stock-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
(a) Intangible amortization expense:
Cost of revenue	$6,001	$7,167
Selling, general and administrative	6,467	4,423
(b) Stock-based compensation expense:
Cost of revenue	$720	$457
Research and development	1,945	1,837
Selling, general and administrative	5,518	5,088

(2) Includes acquisition and transaction related costs of $3.5 million associated with the AppliedMicro Acquisition during the three months ended December 30, 2016 and $3.1 million associated with the FiBest Acquisition and Metelics Acquisitions during the three months ended January 1, 2016.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) For additional information related to this item refer to Note 3 - Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 30, 2016	January 1, 2016
Revenue	100.0%	100.0%
Cost of revenue	48.3	47.9
Gross profit	51.7	52.1
Operating expenses:
Research and development	19.9	21.9
Selling, general and administrative	24.0	30.0
Restructuring charges	0.8	0.1
Total operating expenses	44.8	52.0
Income from operations	6.9	0.1
Other (expense) income
Warrant liability expense	(3.2)	(12.9)
Interest expense	(4.8)	(3.8)
Other (expense) income	—	0.1
Total other expense, net	(8.0)	(16.5)
Loss before income taxes	(1.1)	(16.4)
Income tax expense (benefit)	0.4	(1.9)
Loss from continuing operations	(1.4)	(14.5)
Income from discontinued operations	0.8	1.0
Net loss	(0.6)%	(13.4)%
Comparison of the Three Months Ended December 30, 2016 to the Three Months Ended January 1, 2016
We acquired FiBest and Metelics during December 2015. These acquisitions had annualized revenue at the time of the acquisitions of approximately $24.0 million and $37.0 million, respectively. Our quarterly Statements of Operations includes activity since the dates of acquisition, representing less than three months of activity for FiBest and Metelics for the three months ended January 1, 2016.
Revenue. Our revenue increased $36.0 million, or 31.1%, to $151.8 million for the three months ended December 30, 2016, from $115.8 million for the three months ended January 1, 2016. The increase in revenue in the three months ended December 30, 2016 is further described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	December 30, 2016	January 1, 2016	% Change
Networks	$108,354	$83,020	30.5%
A&D	22,008	18,292	20.3%
Multi-market	21,390	14,462	47.9%
Total	$151,752	$115,774

Networks	71.4%	71.7%
A&D	14.5%	15.8%
Multi-market	14.2%	12.5%
Total	100.0%	100.0%
In the three months ended December 30, 2016, our Networks market revenue increased by $25.3 million, or 30.5%, compared to the three months ended January 1, 2016. The increase was primarily related to the inclusion of a full quarter of revenue from the FiBest Acquisition, along with other products addressing carrier infrastructure, fiber to the home access networks and initial 100G long haul deployments, as well as, increased sales of our other products targeting optical and optoelectronic applications as well as an increase in revenues from our FiBest Acquisition. These increases were partially offset by weakness in our products targeting fiber to the home due to seasonality and inventory corrections as certain competitors exit the market.
In the three months ended December 30, 2016, our A&D market revenue increased by $3.7 million, or 20.3%, compared to the three months ended January 1, 2016. The increase was primarily due to incremental revenue from the inclusion of a full quarter of revenue from the Metelics Acquisition.
In the three months ended December 30, 2016, our Multi-market revenues increased by $6.9 million, or 47.9%, compared to the three months ended January 1, 2016. The increase was primarily due to incremental revenue from the inclusion of a full quarter of revenue from the Metelics Acquisition.
Gross profit. Gross margin was 51.7% for the three months ended December 30, 2016, and 52.1% for the three months ended January 1, 2016. Gross profit during the three months ended December 30, 2016, was negatively impacted by higher acquisition integration related costs and higher depreciation expense as well as lower margins for certain products due to forward pricing in exchange for volume orders, partially offset by increased revenue from newly acquired businesses as well as lower intangible amortization expenses.
Research and development. R&D expense increased by $4.9 million, or 19.2%, to $30.2 million, or 19.9% of our revenue, for the three months ended December 30, 2016, compared with $25.3 million, or 21.9% of our revenue, for the three months ended January 1, 2016. R&D expense increased in the fiscal 2017 period primarily as a result of additional costs from our acquisitions and increased spending on new product development initiatives.
Selling, general and administrative. Selling, general and administrative expense increased by $1.8 million, or 5.2%, to $36.5 million, or 24.0% of our revenue, for the three months ended December 30, 2016, compared with $34.7 million, or 30.0% of our revenue, for the three months ended January 1, 2016. Selling, general and administrative expenses increased in the 2017 period primarily due to higher intangible amortization and stock-based compensation as well as additional acquisition integration related costs, partially offset by lower acquisition related retention compensation expenses.
Restructuring charges. Restructuring charges totaled $1.3 million and $0.2 million for the three months ended December 30, 2016 and January 1, 2016, respectively. The increase in restructuring charges during the first three months of fiscal year 2017 were primarily related to the Metelics Acquisition. We expect to incur additional restructuring costs of approximately $1.0 million to $2.0 million during the remainder of calendar year 2017 as we complete these and other restructuring actions.
Warrant liability. Our warrant liability resulted in an expense of $4.8 million for the three months ended December 30, 2016, compared to an expense of $14.9 million three months ended January 1, 2016. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. Income tax expense was $0.5 million for the three months ended December 30, 2016, compared to a benefit of $2.2 million for the three months ended January 1, 2016. The income tax expense for the three months ended December 30, 2016 resulted from current period taxable income after adjusting for a non-taxable discrete expense of $4.8 million for changes in the fair value of our common stock warrant liability.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 30, 2016 and January 1, 2016, respectively, were primarily impacted in both periods by changes in fair values of the common stock warrant liability which is not deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at rates generally lower than the U.S. tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, partially offset by U.S. state income taxes.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the three months ended December 30, 2016 and January 1, 2016, respectively (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Cash and cash equivalents, beginning of period	$332,977	$122,312
Net cash provided by operating activities	20,407	15,514
Net cash used in investing activities	(4,043)	(82,680)
Net cash provided by (used in) financing activities	5,011	(7,128)
Foreign currency effect on cash	(435)	(210)
Cash and cash equivalents, end of period	$353,917	$47,808
Cash Flow from Operating Activities:
Our cash flow from operating activities for the three months ended December 30, 2016 of $20.4 million consisted of a net loss of $1.0 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $31.7 million less changes in operating assets and liabilities of $10.3 million. Adjustments to reconcile our net loss to cash provided by operating activities of $31.7 million primarily included depreciation and intangible amortization expense of $18.5 million, stock-based incentive compensation expense of $8.2 million and warrant liability expense of $4.8 million. In addition, cash used by operating assets and liabilities was $10.3 million for the three months ended December 30, 2016 primarily driven by an increase in accounts receivable of $4.5 million, an increase in inventory of $1.6 million and decreases in accrued and other liabilities of $5.5 million.
Our cash flow from operating activities for the three months ended January 1, 2016 of $15.5 million consisted of a net loss of $15.6 million plus adjustments to reconcile our net loss to cash provided by operating activities of $39.3 million less changes in operating assets and liabilities of $8.2 million. Adjustments to reconcile our net loss to cash provided by operating activities of $39.3 million primarily included depreciation and intangible amortization expense of $15.9 million, stock-based incentive compensation expense of $7.4 million and warrant liability expense of $14.9 million. In addition, cash used by operating assets and liabilities was $8.2 million for the three months ended January 1, 2016 primarily driven by an increase in inventory of $3.8 million and a decrease in accrued and other liabilities of $1.5 million.
Cash Flow from Investing Activities:
Our cash flow used by investing activities for the three months ended December 30, 2016 consisted primarily of purchases of $8.9 million in short term investments and capital expenditures of $4.9 million, partially offset by proceeds of $8.8 million related to the sale of short term investments and $0.9 million related to recovery of Metelics Acquisition purchase price related to a working capital adjustment.
Our cash flow used by investing activities for the three months ended January 1, 2016 consisted primarily of cash paid for the FiBest and Metelics acquisitions of $85.5 million and capital expenditures of $6.2 million for the three months ended January 1, 2016.
Cash Flow from Financing Activities:
During the three months ended December 30, 2016, our cash provided from financing activities of $5.0 million was primarily related to $4.3 million of proceeds from the sale of our corporate headquarters facility and $2.6 million of proceeds from stock option exercises and employee stock purchases, partially offset by $1.5 million of payments on notes payable.
During the three months ended January 1, 2016, our cash used from financing activities of $7.1 million consisted primarily of $8.7 million in payments on debt assumed as part of our December 2015 acquisitions, partly offset by proceeds from stock option exercises and employee stock purchases of $2.8 million.
Liquidity
As of December 30, 2016, we held $353.9 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 30, 2016, cash held by our foreign subsidiaries was $47.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of December 30, 2016 we also held $23.8 million of liquid short-term investments, and had $130 million in borrowing capacity under our Revolving Facility.

On January 26, 2017 we acquired all of the outstanding common stock of Applied Micro Circuits Corporation (the “AppliedMicro Acquisition”) for approximately $761.1 million of consideration, which included the payment of $286.2 million of cash and the issuance of 9.9 million shares of our common stock valued at approximately $474.9 million. We incurred $12.3 million of transaction related costs of which $3.5 million was incurred as of December 30, 2016. For additional information related to the AppliedMicro Acquisition see our Current Report on Form 8-K filed on November 21, 2016, our Registration Statement on Form S-4 filed on December 21, 2016, as amended on January 18, 2017 and our Current Report on Form 8-K filed on January 26, 2017. We funded this acquisition through existing cash on hand and short term investments.
We plan to use our remaining available cash and cash equivalents, short term investments, and as deemed appropriate our borrowing capacity under our Revolving Facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short term investments, cash generated from operations, and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
For additional information related to our Liquidity and Debt, see Note 8 - Debt to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Our Recent Accounting Pronouncements are described in the notes to our September 30, 2016 consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers will now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk. In addition, the value of our warrant liability is based on the underlying price of our common stock and changes in its value could significantly impact our warrant liability expense.
Interest rate risk. The primary objectives of our investment activity is to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate and agency bonds, bank deposits, money market funds and commercial paper. Certain interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations. We do not enter into financial instruments for trading or speculative purposes.
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of December 30, 2016, we had $590 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $5.9 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended December 30, 2016.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products. In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon filed: (a) a motion to stay or modify a portion of the preliminary injunction on December 30, 2016; and (b) notice of appeal of the preliminary injunction decision to the Federal Circuit on January 3, 2017. Infineon’s opening appeal brief is currently due on March 6, 2017. Additionally, Infineon has moved to dismiss some of the claims of the second amended complaint. Those motions to dismiss are currently set for a hearing on February 27, 2017.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, except as noted below:
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

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with this market at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete and we could lose market share and our revenue and results of operations could materially decline. For instance, the AppliedMicro business is a licensee of the ARM Limited (“ARM”) 64-bit instruction set architecture (“ISA”), and continued license rights will depend upon our ability to successfully renew or otherwise maintain our license rights to that ISA, as well as the timely delivery by ARM of various updates and other support under the license agreement. There can be no guarantee that the existing ARM license rights, some of which expired in fiscal year 2016, will be sufficient to enable AppliedMicro to fully develop and implement its ARM-based product roadmap. The success of the AppliedMicro ARM-based products will also depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems, and the anticipated timeframe within which such incorporation occurs.
In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses. For example, the outcome of our current litigation against Infineon relating to the scope of our rights to use certain patented GaN-on-Silicon technology developed by Nitronex may impact our associated intellectual property rights and related future revenue prospects. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have a material adverse effect on our financial condition and results of operations and the value of an investment in our common stock.
We may fail to realize all of the anticipated benefits of our acquisition of AppliedMicro or those benefits may take longer to realize than expected.
The success of our acquisition of AppliedMicro, including anticipated benefits, synergies and cost savings, will depend partly on our ability to successfully integrate the businesses and culture of AppliedMicro into our Company. This integration process for the AppliedMicro acquisition could be complex, costly and time-consuming and entail unanticipated issues, expenses and liabilities. We may have difficulties in successfully or profitably integrating, operating, maintaining and managing any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There could be increased risks due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of AppliedMicro, or grow the business at the rate we anticipate. Following the acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may lose key employees, customers and strategic partners of AppliedMicro. We may be subject to claims from terminated employees, shareholders of AppliedMicro and other third parties related to the AppliedMicro acquisition. If we do not successfully overcome potential challenges to integrating AppliedMicro into our Company, we may not achieve all of the anticipated benefits of the acquisition. The successful alignment of business practices and integration of operations of AppliedMicro and our Company will require substantial management attention, and may divert resources and our management’s attention from our other business and operational issues. Failure to achieve the anticipated benefits of the transactions could adversely affect MACOM’s results of operations or cash flows, cause dilution to the earnings per share of MACOM, decrease or delay the expected benefits of the transactions and negatively affect the price of MACOM common stock.
We may be unable to successfully divest or wind down AppliedMicro’s compute business, and our results of operations could be harmed as a result.
In November 2016, we announced our intention to divest or wind down the compute business of AppliedMicro following the closing of our acquisition of AppliedMicro, as the products of the compute business are not complementary to our product portfolio and do not strategically align with our long-term focus. Any such divestment will be subject to identification of a willing buyer with a suitable offer, potential required government approvals and numerous other conditions and potential complications. We may not be able to consummate the anticipated sale or wind down of AppliedMicro’s compute business or other non-core businesses at the time we plan to, if at all. Additionally, we may have difficulty separating the operations, personnel, financial and operating systems of AppliedMicro’s compute business from AppliedMicro’s connectivity business. If we are able to close a sale of AppliedMicro’s compute business, we may not realize its expected benefits, including related operating cost reductions. Furthermore, following a divestment, we could have contractual obligations with respect to certain continuing commitments to customers, vendors, or landlords and may be subject to indemnity or other liability claims from the buyer or other parties in the future. Such divestment may require us to enter into transition agreements facilitating the ownership transition, which could result in unanticipated costs. If we do not close a sale on the timeline we anticipate, or at all, we may have higher than anticipated operating expenses and increased uses of cash to fund the losses of that business until we are able to restructure the AppliedMicro compute business, to wind down its operations and to pay for any shut down expenses, which may have a material adverse effect on our business, financial condition and operations and could limit our ability to pursue other strategic transactions.
The product families we acquired in our Applied Micro acquisition face challenges due to declining sales of older products and the evolving dynamics of the networking and communications industries.
The product families we added through our AppliedMicro acquisition face industry-specific challenges, in addition to the risks applicable to our business as a whole. For our connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our connectivity product lines are also subject to technology transitions within the communications industry. For example, as the communications industry has continued to shift away from the synchronous optical network (“SONET”)/synchronous data hierarchy standard to the higher speed, lower power optical transport network (“OTN”) standard, substantially all of our new connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based connectivity products are experiencing declining sales, while our newer connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our PowerPC product lines, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with this migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, many of our older, PowerPC-based computing products are experiencing declining sales. If we are unable to develop and deliver new products in other areas that meet changing customer and industry needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition could be materially and adversely affected.
An important part of our strategy is to focus on data center markets. If we are unable to further penetrate into and expand our share of these markets or accurately anticipate or react timely or properly to emerging trends, our revenues may not grow and could decline.
Our target markets, including the data center market, undergo transitions from time to time in which products incorporate new features, interoperability and performance standards on an industry-wide basis. If our products are unable to support the new features or standards required by OEMs or end customers in these markets, or if our products fail to be certified or adopted by OEMs, we will lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or standards, or if we experience a delay in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.
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

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us or agreed settlement payment, could materially harm our business, financial condition and results of operations. For example, since 1993, AppliedMicro has been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby.
Based on currently available information with respect to the total anticipated level of investigatory, remedial and monitoring costs to be incurred by the OPOG and our allocable share of those costs, we have a loss accrual for the Omega Site that is not material. However, the proceedings are ongoing and several factors beyond our control, such as growth in overall remedial costs, insolvency of members of OPOG, or the prosecution of third party contribution or cost recovery actions against OPOG, could cause this loss accrual to prove inadequate. In addition, in 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members from OPOG, our proportional allocation of responsibility among the PRPs increased. Subsequently, certain other PRPs withdrew from OPOG or initiated bankruptcy proceedings, and legal proceedings and settlement negotiations with these parties are continuing. Any future increases to our allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 28, 2016	—	$—	—	—
October 29, 2016 - November 25, 2016	7	41.51	—	—
November 26, 2016 - December 30, 2016	—	—	—	—
	7	$—	—	—

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of November 21, 2016, by and among MACOM Technology Solutions Holdings, Inc., Montana Merger Sub I, Inc., MACOM Connectivity Solutions, LLC (f/k/a Montana Merger Sub II, LLC) and Applied Micro Circuits Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 21, 2016).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
10.1
First, Second and Third Amendments to Purchase And Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc. and Calare Properties, Inc. dated July 22, 2016, September 20, 2016 and September 22, 2016, respectively (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on November 17, 2016).

10.2
Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.3
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
99.1	Form of Support Agreement (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 21, 2016).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Dated: February 1, 2017	By:	/s/John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 1, 2017	By:	/s/Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)