Form 10-Q
period 2017-03-31
MACOM Technology Solutions Holdings, Inc.
filed 2017-04-26
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, there were 63,827,572 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$112,615	$332,977
Short term investments	31,571	23,776
Accounts receivable (less allowances of $8,064 and $3,279, respectively)	127,709	108,331
Inventories	139,622	114,935
Income tax receivable	20,199	21,607
Assets held for sale	30,652	—
Prepaid and other current assets	17,805	11,318
Total current assets	$480,173	$612,944
Property and equipment, net	118,518	99,167
Goodwill	309,884	120,024
Intangible assets, net	638,877	259,602
Deferred income taxes	1,941	89,606
Other long-term assets	6,339	7,208
TOTAL ASSETS	$1,555,732	$1,188,551
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$991	$1,152
Current portion of long-term debt	6,051	6,051
Accounts payable	34,124	30,579
Accrued liabilities	58,062	54,368
Liabilities held for sale	6,869	—
Total current liabilities	$106,097	$92,150
Lease payable, less current portion	14,036	2,463
Long-term debt, less current portion	572,180	573,882
Warrant liability	45,648	38,253
Deferred income taxes	10,116	11,765
Other long-term liabilities	7,537	7,254
Total liabilities	$755,614	$725,767
Stockholders’ equity:
Common stock	64	54
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive (loss) income	3,015	9,039
Additional paid-in capital	1,025,953	551,509
Accumulated deficit	(228,584)	(97,488)
Total stockholders’ equity	$800,118	$462,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,555,732	$1,188,551
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$186,084	$133,579	$337,836	$249,353
Cost of revenue	117,220	68,054	190,477	123,510
Gross profit	68,864	65,525	147,359	125,843
Operating expenses:
Research and development	39,685	26,203	69,859	51,525
Selling, general and administrative	62,327	34,617	98,822	69,303
Impairment charges	—	11,005	—	11,005
Restructuring charges	469	851	1,757	1,008
Total operating expenses	102,481	72,676	170,438	132,841
Loss from operations	(33,617)	(7,151)	(23,079)	(6,998)
Other (expense) income
Warrant liability expense	(2,573)	(4,201)	(7,395)	(19,079)
Interest expense, net	(7,374)	(4,408)	(14,724)	(8,754)
Other (expense) income	(898)	(81)	(903)	19
Total other expense, net	(10,845)	(8,690)	(23,022)	(27,814)
Loss before income taxes	(44,462)	(15,841)	(46,101)	(34,812)
Income tax expense (benefit)	89,805	(3,796)	90,337	(5,997)
Loss from continuing operations	(134,267)	(12,045)	(136,438)	(28,815)
Income from discontinued operations	4,136	1,396	5,342	2,595
Net loss	$(130,131)	$(10,649)	$(131,096)	$(26,220)

Net income (loss) per share:
Basic income (loss) per share:
Loss from continuing operations	$(2.21)	$(0.23)	$(2.38)	$(0.54)
Income from discontinued operations	0.07	0.03	0.09	0.05
Loss per share - basic	$(2.14)	$(0.20)	$(2.29)	$(0.49)
Diluted income (loss) per share:
Loss from continuing operations	$(2.21)	$(0.23)	$(2.38)	$(0.54)
Income from discontinued operations	0.07	0.03	0.09	0.05
Loss per share - diluted	$(2.14)	$(0.20)	$(2.29)	$(0.49)
Shares used:
Basic	60,813	53,228	57,276	53,122
Diluted	60,813	53,228	57,276	53,122
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net loss	$(130,131)	$(10,649)	$(131,096)	$(26,220)
Unrealized gain on short term investments, net of tax	52	73	6	12
Foreign currency translation gain (loss), net of tax	3,567	5,647	(6,030)	5,538
Other comprehensive loss, net of tax	3,619	5,720	(6,024)	5,550
Total comprehensive loss	$(126,512)	$(4,929)	$(137,120)	$(20,670)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	53,709	$54	23	$(330)	$9,039	$551,509	$(97,488)	$462,784
Stock options exercises	45	—	—	—	—	268	—	268
Vesting of restricted common stock and units	540	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	77	—	—	—	—	2,420	—	2,420
Shares repurchased for stock withholdings on restricted stock awards	(214)	—	—	—	—	(10,027)	—	(10,027)
Share-based compensation	—	—	—	—	—	17,731	—	17,731
Shares issued in connection with acquisition	9,643	10	—	—	—	465,072	—	465,082
Equity issuance costs	—	—	—	—	—	(1,020)	—	(1,020)
Other comprehensive loss, net of tax	—	—	—	—	(6,024)	—	—	(6,024)
Net loss	—	—	—	—	—	—	(131,096)	(131,096)
Balance at March 31, 2017	63,800	$64	23	$(330)	$3,015	$1,025,953	$(228,584)	$800,118
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	March 31, 2017	April 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,096)	$(26,220)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisitions):
Depreciation and intangibles amortization	40,097	34,078
Share-based compensation	17,731	13,226
Warrant liability expense	7,395	19,079
Acquired inventory step-up amortization	31,373	2,084
Deferred financing cost amortization	1,423	810
Acquisition prepaid compensation amortization	506	3,241
Loss on extinguishment of debt	871	—
Gain on disposition of business	(21,770)	(3,750)
Deferred income taxes	86,123	(4,569)
Impairment charges	—	12,955
Other adjustments, net	4,334	298
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(10,879)	(203)
Inventories	458	(13,415)
Prepaid expenses and other assets	1,358	(993)
Accounts payable	(2,219)	(2,880)
Accrued and other liabilities	(7,680)	2,072
Income taxes	2,814	(715)
Net cash provided by operating activities	20,839	35,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(229,423)	(85,516)
Purchases of property and equipment	(16,295)	(16,962)
Proceeds from sale of assets	215	—
Proceeds from sales and maturities of investments	19,037	23,292
Purchases of investments	(26,976)	(7,696)
Proceeds from discontinued operations	21,770	3,750
Acquisition of intellectual property	—	(777)
Net cash used in investing activities	(231,672)	(83,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from corporate facility financing obligation	4,250	—
Proceeds from stock option exercises and employee stock purchases	2,688	3,071
Payments on notes payable	(3,026)	(1,750)
Payments of capital leases and assumed debt	(618)	(9,120)
Repurchase of common stock	(10,027)	(6,152)
Payments of contingent consideration and other	(2,517)	(1,195)
Net cash used in financing activities	(9,250)	(15,146)
Foreign currency effect on cash	(279)	(168)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(220,362)	(64,125)
CASH AND CASH EQUIVALENTS — Beginning of period	$332,977	$122,312
CASH AND CASH EQUIVALENTS — End of period	$112,615	$58,187

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 2 - Acquisitions)	$465,082	$—
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive loss, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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

2. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017 we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and cloud data centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and cloud data center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-money stock options and unvested restricted stock units to replace outstanding vested out-of-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short term investments. For the three and six months ended March 31, 2017, we recorded transaction costs of $8.3 million and $11.8 million, respectively. We recorded transaction costs related to the acquisition in selling, general and administrative expense, except for $1.0 million related to equity issuance costs which was recorded to additional paid in capital. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
We recognized the AppliedMicro assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for AppliedMicro has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which will be tax deductible.
The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.
In connection with the acquisition of AppliedMicro, we entered into a plan to divest a portion of AppliedMicro's business specifically related to its compute business (the "Compute business"). Accordingly these assets and liabilities are accounted for as discontinued operations and classified as assets and liabilities held for sale.
The following table summarizes the total estimated acquisition consideration (in thousands):

Cash consideration paid to AppliedMicro common stockholders	$287,060
Common stock issued (9,544,125 shares of our common stock at $47.53 per share)	453,632
Equity consideration for vested "in the money" stock options and unvested restricted stock units	2,143
Fair value of the replacement equity awards attributable to pre-acquisition service	9,307
Total consideration paid, excluding cash acquired	$752,142

The preliminary allocation of purchase price as of March 31, 2017 is as follows (in thousands):

Preliminary Allocation

Current assets	$70,338
Intangible assets	410,348
Assets held for sale	32,458
Other assets	13,504
Total assets acquired	526,648
Liabilities assumed:
Liabilities held for sale	4,444
Other liabilities	17,890
Total liabilities assumed	22,334
Net assets acquired	504,314
Consideration:
Cash paid upon closing	230,298
Common stock issued	455,775
Equity instruments issued	9,307
Total consideration	$695,380
Goodwill	$191,066
The components of the acquired intangible assets were as follows (in thousands):

	Included in assets held for sale	Included in retained business	Useful Lives (Years)
Developed technology	$9,600	$78,448	7 years
Customer relationships	—	331,900	10 years
	$9,600	$410,348
The overall weighted-average life of the identified intangible assets acquired in the AppliedMicro Acquisition is estimated to be 9.4 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of AppliedMicro revenue and earnings included in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 (in thousands):

Three Months Ended
March 31, 2017
Revenue	$36,445
Loss from continuing operations	(30,304)
Loss from discontinued operations	(16,430)

The pro forma statements of operations data for the six months ended March 31, 2017 and April 1, 2016, below, give effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Six Months Ended
	March 31, 2017	April 1, 2016
Revenue	$394,792	$329,923
Loss from continuing operations	(84,543)	(62,937)
Loss from discontinued operations	(19,316)	(35,764)
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest”) a Japan-based merchant market component supplier of optical sub-assemblies (“FiBest Acquisition”). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. There were no transaction costs recorded in the six months ended March 31, 2017. For the six months ended April 1, 2016 we recorded transaction costs of $2.7 million as selling, general and administrative expenses related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.
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
The following is a summary of FiBest revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and six months ended April 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	April 1, 2016	April 1, 2016
Revenue	$8,435	$11,105
Loss before income taxes	(1,747)	(2,558)
The pro forma statements of operations data for the three and six months ended April 1, 2016, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Six Months Ended
	April 1, 2016	April 1, 2016
Revenue	$133,579	$256,979
Net loss	(11,531)	(26,785)
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments (“Metelics Acquisition”). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the six months ended March 31, 2017, no material transaction costs were recorded. For the six months ended April 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.
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
The following is a summary of Metelics revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and six months ended April 1, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	April 1, 2016	April 1, 2016
Revenue	$10,345	$12,252
Income before income taxes	(220)	(174)
The pro forma statements of operations data for the three and six months ended April 1, 2016, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as, the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Six Months Ended
	April 1, 2016	April 1, 2016
Revenue	$133,579	$258,189
Net loss	(10,119)	(25,703)
3. DISCONTINUED OPERATIONS
In connection with the acquisition of AppliedMicro, we entered into a plan to divest its Compute business. As of March 31, 2017, the Compute business is being actively marketed, negotiations are preliminary and the sale is expected to be completed within twelve months from the date of acquisition. We are accounting for the business as a discontinued operation.

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
During the three months ended March 31, 2017, we received $18.0 million, the full amount of the indemnification escrow. The remainder of the consideration to be received from Autoliv, if any, including any additional amounts related to the Consulting Agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable.
Other income recorded during the three and six months ended March 31, 2017 and April 1, 2016 from the Automotive business related to the Consulting Agreement.
The accompanying consolidated statements of operations includes the following operating results related to these discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue (1)	$259	$—	$259	$—
Cost of revenue (1)	1,620	—	1,620	—
Gross profit	(1,361)	—	(1,361)	—
Operating expenses:
Research and development (1)	8,325	—	8,325	—
Selling, general and administrative (1)	6,744	—	6,744	—
Total operating expenses	15,069	—	15,069	—
Income from operations	(16,430)	—	(16,430)	—
Other income (2)	1,875	1,875	3,750	3,750
Gain on sale (2)	18,022	308	18,022	308
Income before income taxes	3,467	2,183	5,342	4,058
Income tax provision	(669)	787	—	1,463
Income from discontinued operations	$4,136	$1,396	$5,342	$2,595

Above includes depreciation and amortization of	$2,535	$—	$2,535	$—
Cash flow from operating activities	12,487	—	12,487	—
Cash flow from investing activities	(663)	3,750	(663)	3,750
Cash flow from financing activities	(32,201)	—	(32,201)	—
(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.

4. INVESTMENTS
All investments are short term in nature and are invested in corporate bonds, restricted money market funds, commercial paper and agency bonds, and are classified as available-for-sale. Money market funds include restricted investments in mutual funds acquired in connection with the acquisition of AppliedMicro, which are expected to be liquidated during our fiscal quarter ending June 30, 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of March 31, 2017 and September 30, 2016 are summarized in the tables below (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$15,015	$—	$(105)	$14,910
Commercial paper	10,909	—	(7)	10,902
Agency bonds	2,956	—	(7)	2,949
Money market funds	$2,810	$—	$—	$2,810
Total investments	$31,690	$—	$(119)	$31,571

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,894	$9	$(103)	$14,800
Commercial paper	2,978	—	(4)	2,974
Agency bonds	6,004	1	(3)	6,002
Total investments	$23,876	$10	$(110)	$23,776

The contractual maturities of investments were as follows (in thousands):

	March 31, 2017	September 30, 2016
Less than 1 year	$15,200	$8,976
Over 1 year	16,371	14,800
Total investments	$31,571	$23,776
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 31, 2017.

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
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 31, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$2,935	$2,935	$—	$—
Commercial paper	10,902	—	10,902	—
Agency bonds	2,949	—	2,949	—
Corporate bonds	14,910	—	14,910	—
Total assets measured at fair value	$31,696	$2,935	$28,761	$—
Liabilities
Contingent consideration	$481	$—	$—	$481
Common stock warrant liability	45,648	—	—	45,648
Total liabilities measured at fair value	$46,129	$—	$—	$46,129

	September 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,172	$1,172	$—	$—
Commercial paper	102,928	—	102,928	—
US treasuries and agency bonds	6,002	—	6,002	—
Corporate bonds	14,799	—	14,799	—
Total assets measured at fair value	$124,901	$1,172	$123,729	$—
Liabilities
Contingent consideration	$848	$—	$—	$848
Common stock warrant liability	38,253	—	—	38,253
Total liabilities measured at fair value	$39,101	$—	$—	$39,101
As of March 31, 2017 and September 30, 2016, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.

The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	March 31, 2017	September 30, 2016
Contingent consideration	Discounted cash flow	Discount rate	10.6%	12.9%
		Probability of achievement	75% - 100%	75% - 100%
		Timing of cash flows	8 months	1 year

Warrant liability	Black-Scholes model	Volatility	42.9%	43.2%
		Discount rate	1.76%	1.14%
		Expected life	3.73 years	4.23 years
		Exercise price	$14.05	$14.05
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
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Sales and Settlements	March 31, 2017
Contingent consideration	$848	$33	$(400)	$481
Common stock warrant liability	$38,253	$7,395	$—	$45,648

	October 2, 2015	Net Realized/Unrealized Losses Included in Earnings	Sales and Settlements	April 1, 2016
Contingent consideration	$1,150	$46	$(400)	$796
Common stock warrant liability	$21,822	$19,079	$—	$40,901
6. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Raw materials	$69,972	$67,378
Work-in-process	13,702	9,157
Finished goods	55,948	38,400
Total	$139,622	$114,935

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	March 31, 2017	September 30, 2016
Land, buildings and improvements	$16,653	$12,572
Construction in process	13,196	9,415
Machinery and equipment	146,469	129,639
Leasehold improvements	13,215	12,152
Furniture and fixtures	2,767	1,469
Computer equipment and software	17,797	12,954
Total property and equipment	$210,097	$178,201
Less accumulated depreciation and amortization	(91,579)	(79,034)
Property and equipment, net	$118,518	$99,167
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended March 31, 2017 was $7.2 million and $13.1 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended April 1, 2016 was $5.2 million and $9.5 million, respectively.
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
On August 31, 2016, we entered into an amendment (“Incremental Term Loan Amendment”) to our Credit Agreement which provided for incremental term loans in an aggregate principal amount of $250 million, which mature in May 2021 (“Incremental Term Loans”, together with the Initial Term Loans, “Term Loans”). The terms of the Incremental Term Loans are identical to the terms of the Initial Term Loans, other than with respect to upfront fees, original issue discount and arrangement, structuring or similar fees payable in connection therewith. The Incremental Term Loans were issued with an original issue discount of 0.95%, which is being amortized over the term of the Incremental Term Loans using the straight-line method, which approximates the effective interest rate method.
On March 10, 2017, we entered into multiple amendments to our Credit Agreement (the "March 2017 Amendments"), which consisted of (i) the Second Incremental Amendment, by and among MACOM, Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent, (ii) the Refinancing Amendment, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent and (iii) Amendment No. 4 to the Credit Agreement, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent. Pursuant to the March 2017 Amendments, we increased the revolving credit commitments available under our revolving credit facility by $30.0 million to $160.0 million. No amounts were drawn under the increased revolving credit commitments on the closing date of the March 2017 Amendments or as of March 31, 2017.
In addition, pursuant to the March 2017 Amendments, our existing Term Loans were refinanced at a reduced interest rate. The Term Loans will bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin in the range of 2.75% to 3.00% (based on our total net leverage ratio being within certain defined ranges); and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (y) the federal funds rate plus one-half of 1.00% and (z) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin in the range of 1.75% to 2.00% (based on our total net leverage ratio being within certain defined ranges). Interest on the Term Loans is payable quarterly. The effective interest rate on our Term Loans was 3.86% as of March 31, 2017.
Further, pursuant to the March 2017 Amendments, the Credit Agreement was amended to provide that the financial covenant under the revolving credit facility would only be tested if, as of the last date of any fiscal quarter, the aggregate amount outstanding under the revolving credit facility (other than with respect to (a) undrawn letters of credit in an amount not to exceed $5.0 million and (b) letters of credit that have been cash collateralized pursuant to the Credit Agreement) exceeds 35% of the revolving credit commitments under the Company’s revolving credit facility. Prior to the Revolver Amendment, the threshold for testing the financial covenant was set at 25% of the revolving credit commitments under the Company’s revolving credit facility.

We incurred $8.7 million in fees for the issuance of the Credit Agreement in May 2014, and $3.2 million in fees for the issuance of the Incremental Term Loan Amendment in August 2016, which were initially recorded as deferred financing costs and are being amortized over the life of the Credit Agreement as interest expense. In March 2017, we incurred an additional $1.0 million in fees for the issuance of the March 2017 Amendments. In connection with the March 2017 Amendments, we determined that $0.9 million of deferred costs previously capitalized should be expensed as a loss on extinguishment of debt related to syndicated lenders whose debt was extinguished. As of March 31, 2017, approximately $8.2 million of deferred financing costs remain unamortized, of which $6.9 million is related to the Incremental Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.3 million is related to the Revolving Facility and is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans and Incremental Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of March 31, 2017, we were in compliance with all financial and non-financial covenants under the Credit Agreement and we had $588.5 million of outstanding Term Loan borrowings under the Credit Agreement and $160.0 million of borrowing capacity under our Revolving Facility.
As of March 31, 2017, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$588,462
Unamortized discount	(3,336)
Total term loans	$585,126
Current portion	6,051
Long-term, less current portion	$579,075
As of March 31, 2017, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2017 (rest of fiscal year)	$3,026
2018	6,051
2019	6,051
2020	6,051
2021	567,283
Total	$588,462
The fair value of the Term Loans was estimated to be approximately $596.6 million as of March 31, 2017 and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On May 26, 2016, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Calare Properties, Inc., a Delaware corporation (together with its affiliates, the “Buyer”) for the sale and subsequent leaseback of our corporate headquarters, located at 100 Chelmsford Street, Lowell, Massachusetts. The transactions contemplated by the Purchase Agreement closed on December 28, 2016, at which time we also entered into three lease agreements with the Buyer including: (1) a 20-year leaseback of the facility located at 100 Chelmsford Street (the “100 Chelmsford Lease”), (2) a 20-year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street (the “144 Chelmsford Lease”), and (3) a 14-year building lease renewal of an adjacent facility at 121 Hale Street (the “121 Hale Lease”, and together with the 100 Chelmsford Lease and the 144 Chelmsford Lease, the “Leases”).
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
As a result of the failed sale-leaseback accounting, we calculated a financing obligation as of the December 28, 2016 inception of the lease based on the future minimum lease payments discounted at 8.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20-years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of March 31, 2017, approximately $12.2 million of the financing obligation was outstanding associated with the Leases.
Acquired Capital Leases
In connection with the FiBest Acquisition in December 2015 and the acquisition of BinOptics Corporation (“BinOptics Acquisition”) in December 2014 we assumed certain capital lease obligations, of which approximately $2.8 million was outstanding as of March 31, 2017.
As of March 31, 2017, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2017	$1,120
2018	1,898
2019	1,794
2020	1,621
2021	1,487
Thereafter	20,541
Total minimum capital lease obligation payments	$28,461
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Cost of revenue	$7,276	$6,642	$13,278	$13,809
Selling, general and administrative	7,163	6,304	13,630	10,727
Total	$14,439	$12,946	$26,908	$24,536

Intangible assets consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Acquired technology	$243,020	$165,397
Customer relationships	536,234	207,674
In-process research and development	8,000	8,000
Trade name	3,400	3,400
Total	$790,654	$384,471
Less accumulated amortization	(151,777)	(124,869)
Intangible assets — net	$638,877	$259,602

A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 30, 2016	$384,471	$165,397	$207,674	$8,000	$3,400	$120,024
Acquired	410,348	78,448	331,900	—	—	191,066
Fair value adjustment	—	—	—	—	—	220
Currency translation adjustment	(4,165)	(825)	(3,340)	—	—	(1,426)
Balance at March 31, 2017	$790,654	$243,020	$536,234	$8,000	$3,400	$309,884
As of March 31, 2017, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Amortization expense	$39,962	84,966	92,474	90,091	81,335	238,649	$627,477
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
Accumulated amortization for acquired technology and customer relationships were $89.8 million and $61.9 million, respectively, as of March 31, 2017, and $76.7 million and $48.1 million, respectively, as of September 30, 2016.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 31, 2017 and September 30, 2016. The outstanding shares of our common stock as of March 31, 2017 and September 30, 2016, presented in the accompanying consolidated statements of stockholders’ equity exclude 200 and 3,300 unvested shares of restricted stock awards, respectively, issued as compensation to employees and directors that remained subject to forfeiture.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of March 31, 2017, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.

12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Numerator:
Loss from continuing operations	$(134,267)	$(12,045)	$(136,438)	$(28,815)
Income from discontinued operations	4,136	1,396	5,342	2,595
Net loss	$(130,131)	$(10,649)	$(131,096)	$(26,220)
Net loss attributable to common stockholders	$(130,131)	$(10,649)	$(131,096)	$(26,220)
Denominator:
Weighted average common shares outstanding-basic	60,813	53,228	57,276	53,122
Weighted average common shares outstanding-diluted	$60,813	$53,228	$57,276	$53,122
(Loss) earnings per share-basic:
Continuing operations	$(2.21)	$(0.23)	$(2.38)	$(0.54)
Discontinued operations	0.07	0.03	0.09	0.05
Net common stock loss per share-basic	$(2.14)	$(0.20)	$(2.29)	$(0.49)
(Loss) earnings per share-diluted:
Continuing operations	$(2.21)	$(0.23)	$(2.38)	$(0.54)
Discontinued operations	0.07	0.03	0.09	0.05
Net common stock loss per share-diluted	$(2.14)	$(0.20)	$(2.29)	$(0.49)
The table above excludes the effects of 2,031 and 2,139 shares for the three months ended March 31, 2017 and April 1, 2016, respectively, and 1,953 and 2,081 shares for the six months ended March 31, 2017 and April 1, 2016, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.
13. COMMITMENTS AND CONTINGENCIES
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended March 31, 2017.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims.  Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017, asserting counterclaims of patent infringement and breach of contract and seeking a declaration that a certain license agreement has been terminated. MACOM’s response to the counterclaims is currently due on April 28, 2017.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and MACOM appealed the modification order on April 5, 2017. The first appeal is now fully briefed, but no date has been set for oral argument. MACOM’s brief in the second appeal is currently due on June 5, 2017. Meanwhile, the district court case is proceeding, with expedited discovery currently occurring on Infineon’s potential violations of the preliminary injunction and a case scheduling conference set for June 26, 2017.
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
The following is a summary of the costs incurred and remaining balances included in accrued expenses for the six months ended March 31, 2017 (in thousands):

Balance as of September 30, 2016	$3,104
Acquired liability	142
Current period expense	1,757
Payments	(3,858)
Balance as of March 31, 2017	$1,145
The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2017. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs of approximately $0.6 million to $1.6 million during the remainder of calendar year 2017 as we complete restructuring actions primarily associated with facility consolidations.
15. SHARE-BASED COMPENSATION
Stock Plans
As of March 31, 2017, we had 16.4 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”), and 3.1 million shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of March 31, 2017 are subject to accelerated vesting upon a change in control. There were no modifications to share-based awards during the periods presented. As of March 31, 2017, total unrecognized compensation cost related to the employee stock purchase plan was not material.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and April 1, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Cost of revenue	$679	$493	$1,399	$950
Research and development	2,727	1,671	4,671	3,508
Selling, general and administrative	6,144	3,680	11,661	8,768
Total share-based compensation expense	$9,550	$5,844	$17,731	$13,226
As of March 31, 2017, the total unrecognized compensation costs, adjusted for estimated forfeitures, related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $76.4 million, which we expect to recognize over a weighted-average period of 3.0 years.

Stock Options
We had 1.3 million stock options outstanding as of March 31, 2017, with a weighted-average exercise price per share of $28.56 and weighted-average remaining contractual term of 5.6 years. The aggregate intrinsic value of the stock options outstanding as of March 31, 2017 was $26.9 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
During November 2016, we granted 310,000 non-qualified stock options with a grant date fair value of $4.1 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions are valued using a Monte Carlo simulation model, using a volatility rate of 32.2%, a risk-free rate of 1.84%, a strike price of $40.25 and a term of seven years. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options then the share-based compensation expense would be reversed. In the event that the Company’s common stock achieves the target price of $66.96 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
During January 2017, we granted 10,000 non-qualified stock options with a grant date fair value of $0.2 million that are subject to vesting only upon the market price of the Company’s underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions are valued using a Monte Carlo simulation model, using a volatility rate of 34.5%, a risk-free rate of 2.25%, a strike price of $46.28 and a term of seven years. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options then the share-based compensation expense would be reversed. In the event that the Company’s common stock achieves the target price of $80.70 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
The total intrinsic value of options exercised was $0.3 million and $1.8 million for the three and six months ended March 31, 2017, respectively, and was $0.8 million and $2.7 million for the three and six months ended April 1, 2016, respectively.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the six months ended March 31, 2017, is as follows:

	Number of RSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2016	1,707,695	$32.76	$72,165
Granted	1,034,362	36.79
Vested and released	(540,095)	26.91
Forfeited, canceled or expired	(31,299)	33.53
Balance at March 31, 2017	2,170,663	$36.13	$104,835
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the six months ended March 31, 2017 and April 1, 2016 had fair value of $10.0 million and $15.7 million as of the vesting date, respectively.
16. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and six months ended April 1, 2016, was primarily impacted by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and six months ended March 31, 2017 was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence or factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2017 which we believe limits our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S. associated primarily with the AppliedMicro Acquisition during the three months ended March 31, 2017 resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance totaling $88.0 million was required for our U.S. deferred tax assets as of March 31, 2017. In addition, a full valuation allowance was established against the U.S. deferred tax assets acquired in connection with the AppliedMicro Acquisition.
The balance of the unrecognized tax benefit as of March 31, 2017 and September 30, 2016 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 U.S. tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarters ended March 31, 2017 and September 30, 2016, we did not make any accrual or payment of interest and penalties.
As disclosed in Note 2 - Acquisitions, our purchase accounting for the AppliedMicro Acquisition, including income taxes, is preliminary and subject to revision upon obtaining and analyzing all information. As of March 31, 2017, we recorded a full valuation allowance against the deferred tax assets acquired based on the factors described above.
Our purchase accounting related to the FiBest Acquisition, including income taxes, was finalized during the three months ended December 30, 2016. We recorded an aggregate net deferred income tax liability estimated to be $11.6 million which includes a net deferred income tax asset of $2.5 million relating to net operating loss ("NOL") carryforwards and a net deferred income tax liability of $14.1 million related to the difference between the book and tax basis of the intangible and other assets acquired. Related to the Metelics Acquisition we do not anticipate the recording of any deferred taxes due to a Section 338(h) (10) election which will permit us to have tax basis equal to the purchase price.
17. RELATED PARTY TRANSACTIONS
GaAs Labs, LLC (“GaAs Labs”), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the six months ended March 31, 2017 and April 1, 2016, we recorded no material billings to GaAs Labs.
Cadence Design Systems, Inc. ("Cadence"), an affiliate of director Geoffrey Ribar, who joined our Board of Directors on March 22, 2017, provides us with certain engineering licenses on an ongoing basis. During the three months ended March 31, 2017, we made payments of $1.5 million to Cadence subsequent to Mr. Ribar joining the Board of Directors.
In the six months ended March 31, 2017 and April 1, 2016, we recorded no material revenue associated with product sales to a public company with a common director.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of March 31, 2017 and April 1, 2016, we had $1.1 million and $0.7 million in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Six Months Ended
	March 31, 2017	April 1, 2016
Cash paid for interest	$16,668	$8,229
Cash (refunded) paid for income taxes	$(720)	$722
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
United States	$66,223	$36,502	$110,184	$70,984
China	39,859	34,565	87,337	65,284
Asia Pacific, excluding China (1)	65,288	52,444	115,040	94,180
Other Countries (2)	14,714	10,068	25,275	18,905
Total	$186,084	$133,579	$337,836	$249,353

	As of
Long-Lived Assets by Geographic Region	March 31, 2017	September 30, 2016
United States	$97,873	$79,832
Asia Pacific (1)	16,764	16,614
Other Countries (2)	3,881	2,721
Total	$118,518	$99,167

(1)	Asia Pacific represents Taiwan, Hong Kong, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia and the Philippines.

(2)	No international country or region represented greater than 10% of the total net long-lived assets or revenue as of the dates presented, other than the Asia-Pacific region as presented above.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Customer A	11%	17%	16%	16%
Customer B	10%	11%	11%	12%
Customer D	7%	12%	7%	12%
Customer E	3%	10%	4%	10%

Accounts Receivable	March 31, 2017	September 30, 2016
Customer A	10%	13%
Customer B	13%	14%
Customer C	12%	1%
Customer D	8%	16%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and six months ended March 31, 2017, our top ten customers represented 56% and 57% of total revenue, respectively, and for the three and six months ended April 1, 2016 our top ten customers represented 66% and 64% of total revenue, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 filed with the United States Securities and Exchange Commission ("SEC") on February 1, 2017 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 filed with the SEC on February 1, 2017. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (“RF”), microwave, millimeterwave and lightwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality, and reliability. We offer a broad portfolio of over 4,500 standard and custom devices, which include lasers, PAM-4 PHYs, modulator drivers, transimpedance amplifiers, integrated circuits (“IC”), multi-chip modules, power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across approximately 40 product lines serving over 6,500 end customers in three primary markets. Our products are electronic and optical components that our customers incorporate into their larger electronic systems, such as, cloud data centers, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (“MRI”) and unmanned aerial vehicles (“UAVs”). Our primary markets are: Networks, which includes photonic solutions and fiber optic applications, MACsec, carrier and enterprise infrastructure, wired broadband and cellular backhaul, and cellular infrastructure; Aerospace and Defense (“A&D”), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and Multi-market, which includes industrial, medical, test and measurement and scientific applications.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	$186,084	$133,579	$337,836	$249,353
Cost of revenue (1) (4) (5)	117,220	68,054	190,477	123,510
Gross profit	$68,864	$65,525	$147,359	$125,843
Operating expenses:
Research and development (1)	39,685	26,203	69,859	51,525
Selling, general and administrative (1) (2) (6)	62,327	34,617	98,822	69,303
Impairment charges (4)	—	11,005	—	11,005
Restructuring charges	469	851	1,757	1,008
Total operating expenses	$102,481	$72,676	$170,438	$132,841
Loss from operations	$(33,617)	$(7,151)	$(23,079)	$(6,998)
Other (expense) income
Warrant liability expense (3)	(2,573)	(4,201)	(7,395)	(19,079)
Interest expense	(7,374)	(4,408)	(14,724)	(8,754)
Other (expense) income	(898)	(81)	(903)	19
Total other expense, net	$(10,845)	$(8,690)	$(23,022)	$(27,814)
Loss before income taxes	(44,462)	(15,841)	(46,101)	(34,812)
Income tax expense (benefit)	89,805	(3,796)	90,337	(5,997)
Loss from continuing operations	$(134,267)	$(12,045)	$(136,438)	$(28,815)
Income from discontinued operations (6) (7)	4,136	1,396	5,342	2,595
Net loss	$(130,131)	$(10,649)	$(131,096)	$(26,220)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
(a) Intangible amortization expense:
Cost of revenue	$7,276	$6,642	$13,278	$13,809
Selling, general and administrative	7,163	6,304	13,630	10,727
(b) Share-based compensation expense:
Cost of revenue	$679	$493	$1,399	$950
Research and development	2,727	1,671	4,671	3,508
Selling, general and administrative	6,144	3,680	11,661	8,768

(2) Includes acquisition and transaction related costs of $7.3 million and $10.8 million associated with the AppliedMicro Acquisition during the three and six months ended March 31, 2017 and $2.7 million and $0.5 million associated with the FiBest Acquisition and Metelics Acquisition during the six months ended April 1, 2016. Transaction costs associated with the FiBest Acquisition and Metelics Acquisition during the three months ended April 1, 2016 were not material.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes impairment and inventory related charges of $11.0 million and $2.0 million, respectively, related to the exiting of a product line for the three and six months ended April 1, 2016.
(5) Includes acquisition fair market value inventory step-up related expenses of $31.4 million for the three and six months ended March 31, 2017 primarily associated with the AppliedMicro Acquisition, and $2.5 million and $2.1 million for the three and six months ended April 1, 2016, respectively, primarily associated with the FiBest Acquisition and the Metelics Acquisition.
(6) Includes change in control payments of $17.4 million for the three and six months ended March 31, 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $5.4 million was recorded as discontinued operations.

(7) For additional information related to this item refer to Note 3 - Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.0	50.9	56.4	49.5
Gross profit	37.0	49.1	43.6	50.5
Operating expenses:
Research and development	21.3	19.6	20.7	20.7
Selling, general and administrative	33.5	25.9	29.3	27.8
Impairment charges	—	8.2	—	4.4
Restructuring charges	0.3	0.6	0.5	0.4
Total operating expenses	55.1	54.4	50.4	53.3
Loss from operations	(18.1)	(5.4)	(6.8)	(2.8)
Other (expense) income
Warrant liability expense	(1.4)	(3.1)	(2.2)	(7.7)
Interest expense	(4.0)	(3.3)	(4.4)	(3.5)
Other (expense) income	(0.5)	(0.1)	(0.3)	—
Total other expense, net	(5.8)	(6.5)	(6.8)	(11.2)
Loss before income taxes	(23.9)	(11.9)	(13.6)	(14.0)
Income tax expense (benefit)	48.3	(2.8)	26.7	(2.4)
Loss from continuing operations	(72.2)	(9.0)	(40.4)	(11.6)
Income from discontinued operations	2.2	1.0	1.6	1.0
Net loss	(69.9)%	(8.0)%	(38.8)%	(10.5)%
Comparison of the Three and Six Months Ended March 31, 2017 to the Three and Six Months Ended April 1, 2016
We acquired AppliedMicro on January 26, 2017. For additional information related to the AppliedMicro Acquisition refer to Note 2 - Acquisitions and Note 3 - Discontinued Operations in this Quarterly Report on Form 10-Q. Our quarterly Statements of Operations includes activity since the date of acquisition, representing less than three months of activity for AppliedMicro for the three and six months ended March 31, 2017.
We acquired FiBest and Metelics during December 2015. For additional information related to the FiBest Acquisition and Metelics Acquisition refer to Note 2 - Acquisitions. Our quarterly Statements of Operations includes activity since the dates of acquisition, representing less than six months of activity for FiBest and Metelics for the three and six months ended April 1, 2016.
Revenue. Our revenue increased $52.5 million, or 39.3%, to $186.1 million for the three months ended March 31, 2017, from $133.6 million for the three months ended April 1, 2016, and our revenue increased $88.5 million, or 35.5%, to $337.8 million for the six months ended March 31, 2017, from $249.4 million for the six months ended April 1, 2016. The increase in revenue in the three and six months ended March 31, 2017 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 31, 2017	April 1, 2016	% Change	March 31, 2017	April 1, 2016	% Change
Networks	$140,932	$96,344	46.3%	$249,286	$179,364	39.0%
A&D	22,253	18,046	23.3%	44,261	36,338	21.8%
Multi-market	22,899	19,188	19.3%	44,289	33,651	31.6%
Total	$186,084	$133,578		$337,836	$249,353

Networks	75.7%	72.1%		73.8%	71.9%
A&D	12.0%	13.5%		13.1%	14.6%
Multi-market	12.4%	14.4%		13.1%	13.5%
Total	100.0%	100.0%		100.0%	100.0%
In the three and six months ended March 31, 2017, our Networks market revenue increased by $44.6 million, or 46.3%, and $69.9 million, or 39.0%, respectively, compared to the three and six months ended April 1, 2016. The increase was primarily related to the inclusion of revenue from the AppliedMicro Acquisition and a full quarter of revenue from the FiBest Acquisition during the three months ended December 30, 2016, as well as, increased sales of our other products targeting cloud data centers. These increases were partially offset by weakness in our products targeting fiber to the home and carrier-based optical revenue due to seasonality and inventory corrections.
In the three and six months ended March 31, 2017, our A&D market revenue increased by $4.2 million, or 23.3%, and $7.9 million, or 21.8%, respectively, compared to the three and six months ended April 1, 2016. The increase was primarily due to incremental revenue from the inclusion of a full quarter of revenue from the Metelics Acquisition during the three months ended December 30, 2016.
In the three and six months ended March 31, 2017, our Multi-market revenues increased by $3.7 million, or 19.3%, and $10.6 million, or 31.6%, respectively, compared to the three and six months ended April 1, 2016. The increase was primarily due to incremental revenue from the inclusion of a full quarter of revenue from the Metelics Acquisition during the three months ended December 30, 2016 and certain AppliedMicro products during the three months ended March 31, 2017.
Gross profit. Gross margin was 37.0% and 43.6% for the three and six months ended March 31, 2017, respectively, and 49.1% and 50.5% for the three and six months ended April 1, 2016, respectively. Gross profit during the three and six months ended March 31, 2017, was negatively impacted by higher amortization of inventory step-up associated with the AppliedMicro Acquisition, higher acquisition integration related costs and higher depreciation expense as well as lower margins for certain products due to forward pricing in exchange for volume orders, partially offset by increased profit associated with revenue from recently acquired businesses as well as lower impairment related charges associated with a product line exit incurred during the three months ended April 1, 2016.
Research and development. R&D expense increased by $13.5 million, or 51.5%, to $39.7 million, or 21.3% of our revenue, for the three months ended March 31, 2017, compared with $26.2 million, or 19.6% of our revenue, for the three months ended April 1, 2016. R&D expense increased by $18.3 million, or 35.6%, to $69.9 million, or 20.7% of our revenue, for the six months ended March 31, 2017, compared with $51.5 million, or 20.7% of our revenue, for the six months ended April 1, 2016. R&D expense has increased in the fiscal 2017 period primarily as a result of additional costs from our acquisitions, higher depreciation expense and increased spending on new product development initiatives.
Selling, general and administrative. Selling, general and administrative expense increased by $27.7 million, or 80.0%, to $62.3 million, or 33.5% of our revenue, for the three months ended March 31, 2017, compared with $34.6 million, or 25.9% of our revenue, for the three months ended April 1, 2016. Selling, general and administrative expense increased by $29.5 million, or 42.6%, to $98.8 million, or 29.3% of our revenue, for the six months ended March 31, 2017, compared with $69.3 million, or 27.8% of our revenue, for the six months ended April 1, 2016. Selling, general and administrative expenses increased in the fiscal 2017 period primarily due to $12.0 million of change in control compensation expense, and $10.8 million of transaction related expenses associated with the AppliedMicro Acquisition. In addition we incurred higher intangible amortization and share-based compensation as well as additional acquisition integration related costs, partially offset by lower acquisition related retention compensation expenses.
Impairment charges. We did not incur any Impairment charges for the three and six months ended March 31, 2017. During the three months ended April 1, 2016 we incurred $11.0 million of impairment related charges as well as $2.0 million of inventory related charges associated with the exit of a product line.

Restructuring charges. Restructuring charges totaled $0.5 million and $0.9 million for the three months ended March 31, 2017 and April 1, 2016 and $1.8 million and $1.0 million for the six months ended March 31, 2017 and April 1, 2016, respectively. The increase in restructuring charges during the first six months of fiscal year 2017 was primarily related to the Metelics Acquisition as well as our planned exit of a facility in California. We expect to incur additional restructuring costs of approximately $0.6 million to $1.6 million during the remainder of calendar year 2017 as we complete these and other restructuring actions.
Warrant liability. Our warrant liability resulted in an expense of $2.6 million and $7.4 million for the three and six months ended March 31, 2017, respectively, compared to an expense of $4.2 million and $19.1 million for the three and six months ended April 1, 2016, respectively. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. Income tax expense was $89.8 million for the three months ended March 31, 2017, compared to a benefit of $3.8 million for the three months ended April 1, 2016. Income tax expense was $90.3 million for the six months ended March 31, 2017, compared to a benefit of $6.0 million for the six months ended April 1, 2016. The income tax expense for the three and six months ended March 31, 2017, resulted primarily from the establishment of a full valuation allowance against our U.S. deferred tax assets. The income tax expense for the three and six months ended April 1, 2016 was impacted by a discrete expense of $4.2 and $19.1 million, respectively, for changes in the fair value of our common stock warrant liability and a discrete write-off of $11.0 million for assets associated with exiting a product line.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and six months ended April 1, 2016, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and six months ended March 31, 2017, was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the six months ended March 31, 2017 and April 1, 2016, respectively (in thousands):

	March 31, 2017	April 1, 2016
Cash and cash equivalents, beginning of period	$332,977	$122,312
Net cash provided by operating activities	20,839	35,098
Net cash used in investing activities	(231,672)	(83,909)
Net cash used in financing activities	(9,250)	(15,146)
Foreign currency effect on cash	(279)	(168)
Cash and cash equivalents, end of period	$112,615	$58,187
Cash Flow from Operating Activities:
Our cash flow from operating activities for the six months ended March 31, 2017 of $20.8 million consisted of a net loss of $131.1 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $168.1 million less changes in operating assets and liabilities of $16.1 million. Adjustments to reconcile our net loss to cash provided by operating activities of $168.1 million primarily included $86.1 million of a deferred tax adjustment, depreciation and intangible amortization expense of $40.1 million, $31.4 million of amortization of the step-up of acquired inventory, share-based incentive compensation expense of $17.7 million and warrant liability expense of $7.4 million. In addition, cash used by operating assets and liabilities was $16.1 million for the six months ended March 31, 2017 primarily driven by an increase in accounts receivable of $10.9 million, decreases in accounts payable, accrued and other liabilities of $9.9 million, partially offset by decreases in inventory and prepaid expenses of $1.8 million.
Our cash flow from operating activities for the six months ended April 1, 2016 of $35.1 million consisted of a net loss of $26.2 million plus adjustments to reconcile our net loss to cash provided by operating activities of $77.5 million less changes in operating assets and liabilities of $16.2 million. Adjustments to reconcile our net loss to cash provided by operating activities of $77.5 million primarily included depreciation and intangible amortization expense of $34.1 million, share-based incentive compensation expense of $13.2 million, impairment charges of $13.0 million and warrant liability expense of $19.1 million. In addition, cash used by operating assets and liabilities was $16.2 million for the six months ended April 1, 2016 primarily driven by an increase in inventory of $15.0 million and a decrease in accounts payable of $2.9 million.

Cash Flow from Investing Activities:
Our cash flow used by investing activities for the six months ended March 31, 2017 consisted primarily of $229.4 million of net cash for the AppliedMicro Acquisition, purchases of $27.0 million of short term investments and capital expenditures of $16.3 million, partially offset by proceeds of $19.0 million related to the sale of short term investments and $21.8 million associated with the Automotive Business discontinued operations including $18.0 million of indemnification escrow and $3.8 million related to a consulting agreement.
Our cash flow used by investing activities for the six months ended April 1, 2016 consisted primarily of cash paid for the FiBest and Metelics acquisitions of $85.5 million and capital expenditures of $17.0 million, partially offset by $3.8 million of cash provided from discontinued operations during the six months ended April 1, 2016 associated with the sale of our Automotive Business.
Cash Flow from Financing Activities:
During the six months ended March 31, 2017, our cash used in financing activities of $9.3 million was primarily related to $10.0 million in purchases of stock associated with employee tax withholdings and $3.0 million of payments on notes payable, partially offset by $4.3 million of proceeds from the sale of our corporate headquarters facility and $2.7 million of proceeds from stock option exercises and employee stock purchases.
During the six months ended April 1, 2016, our cash used in financing activities of $15.1 million consisted primarily of $9.1 million in payments on debt assumed as part of our FiBest Acquisition, and $6.2 million in purchases of stock associated with employee tax withholdings, partially offset by proceeds from stock option exercises and employee stock purchases of $3.1 million.
Liquidity
As of March 31, 2017, we held $112.6 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 31, 2017, cash held by our foreign subsidiaries was $60.3 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of March 31, 2017, we also held $31.6 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our Revolving Facility.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations
In connection with the AppliedMicro Acquisition in January 2017 we assumed operating lease obligations of approximately $2.2 million, of which approximately $2.0 million remain outstanding as of March 31, 2017. There have been no other material changes in our contractual obligations as of March 31, 2017, compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016.

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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of March 31, 2017, we had $588 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.0 million.
Foreign currency risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The foreign operations we acquired in the FiBest acquisition have transactions which are predominately denominated in Japanese Yen. The functional currency of a majority of our foreign operations continues to be in U.S. dollars with the remaining operations being local currency. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact demand in certain regions. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our products being more expensive to certain customers and could reduce or delay orders, or otherwise negatively affect how they do business with us. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the quarter ended March 31, 2017.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims.  Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017, asserting counterclaims of patent infringement and breach of contract and seeking a declaration that a certain license agreement has been terminated. MACOM’s response to the counterclaims is currently due on April 28, 2017.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our first amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and MACOM appealed the modification order on April 5, 2017. The first appeal is now fully briefed, but no date has been set for oral argument. MACOM’s brief in the second appeal is currently due on June 5, 2017. Meanwhile, the district court case is proceeding, with expedited discovery currently occurring on Infineon’s potential violations of the preliminary injunction and a case scheduling conference set for June 26, 2017.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended December 30, 2016, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended December 30, 2016, except as noted below.
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
Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the average selling prices of our products are expected to decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset this expected price erosion. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements and other technical specifications;

•	our ability to design and manufacture new products in volume with acceptable manufacturing yields, and deliver them to customers in time for the applicable market adoption window;

•	our ability to offer new products at competitive prices;

•	the acceptance by customers of our new product designs;

•
the identification of and timely entry into new markets for our products, such as our publicly announced market opportunities in cloud data centers, 100G optical networks, GaN technology and active antennas;

•	the acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to innovate, the strength of our intellectual property rights, and our ability to protect our intellectual property rights; and,

•	our ability to maintain and increase our level of product content in our customers’ systems.

A new product design effort may last 12 to 18 months or longer, and requires significant investment in engineering hours and materials, as well as sales and marketing expenses, which may not be recouped if the product launch is unsuccessful. The introduction of new products by our competitors, the delay or cancellation of a platform for which any of our semiconductor solutions are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors obtaining design wins. We may be unable to design, introduce, manufacture or deliver new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers more slowly than we expect. In that case, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

An important part of our strategy is to focus on cloud data center markets. If we are unable to further penetrate into and expand our share of these markets or accurately anticipate or react timely or properly to emerging trends, our revenues may not grow and could decline.

Our target markets, including the cloud data center market, undergo transitions from time to time in which products incorporate new features, interoperability and performance standards on an industry-wide basis. If our products are unable to support the new features or standards required by OEMs or end customers in these markets, or if our products fail to be certified or adopted by OEMs, we will lose business from existing or potential customers and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or standards, we experience a delay in certifying or bringing a new product to market, or our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period. Many of our products targeting cloud data center applications are relatively new or still in development. Even if we succeed in generating customer demand for such products, if we are unable to deliver the quantities required by customers on time and at the right price point, due to design challenges, manufacturing bottlenecks, supply shortages, manufacturing yield issues or otherwise, we may fail to secure or maintain business and our revenues and gross and net margins could be materially and adversely affected.

If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.

Our future growth depends on our ability to anticipate demand and respond to that demand with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market generally, and in the optical networks market in particular, which accounted for 53% of our revenue in the fiscal year ended September 30, 2016. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we anticipate significant growth in the demand for our products in cloud data centers, and have focused significant internal resources to meet that anticipated demand. Our ability to capitalize on this and our other previously announced market opportunities in 100G optical networks, GaN technology and active antennas will depend on, among other things, the future size and growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including macro-economic factors, insufficient consumer demand, technological hurdles, research and development delays, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes and changes in export controls or other regulatory environments. Even if our primary markets grow, demand for our products in those markets may fail to grow in the event that they fail to embrace next-generation technologies we offer such as GaN-on-Silicon, etched facet lasers and radar tiles, adopt technologies other than those we offer or implement changes in network specifications that our products do not adequately address. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations. A failure to predict demand or respond to demand with successful products in timely fashion will materially affect our revenues and profitability.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
December 31, 2016 - January 27, 2017	—	$—	—	—
January 28, 2017 - February 24, 2017	213,568	46.96	—	—
February 25, 2017 - March 31, 2017	—	—	—	—
	213,568	$46.96	—	—

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

11ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
10.1*
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.2
Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.3
Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.4
Refinancing Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2017).

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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Dated: April 26, 2017	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 26, 2017	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)