Form 10-Q
period 2017-06-30
MACOM Technology Solutions Holdings, Inc.
filed 2017-08-02
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 64,233,901 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$167,606	$332,977
Short term investments	81,641	23,776
Accounts receivable (less allowances of $7,887 and $3,279, respectively)	129,838	108,331
Inventories	120,345	114,935
Income tax receivable	20,617	21,607
Assets held for sale	31,519	—
Prepaid and other current assets	18,284	11,318
Total current assets	$569,850	$612,944
Property and equipment, net	121,413	99,167
Goodwill	313,726	120,024
Intangible assets, net	619,370	259,602
Deferred income taxes	2,070	89,606
Other long-term assets	6,450	7,208
TOTAL ASSETS	$1,632,879	$1,188,551
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$888	$1,152
Current portion of long-term debt	7,071	6,051
Accounts payable	31,316	30,579
Accrued liabilities	51,619	54,368
Liabilities held for sale	10,719	—
Total current liabilities	$101,613	$92,150
Lease payable, less current portion	15,117	2,463
Long-term debt, less current portion	662,260	573,882
Warrant liability	54,734	38,253
Deferred income taxes	11,731	11,765
Other long-term liabilities	8,043	7,254
Total liabilities	$853,498	$725,767
Stockholders’ equity:
Common stock	64	54
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	2,610	9,039
Additional paid-in capital	1,033,297	551,509
Accumulated deficit	(256,260)	(97,488)
Total stockholders’ equity	$779,381	$462,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,632,879	$1,188,551
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$194,555	$142,288	$532,391	$391,641
Cost of revenue	101,926	68,326	292,403	191,836
Gross profit	92,629	73,962	239,988	199,805
Operating expenses:
Research and development	38,729	26,064	108,588	77,589
Selling, general and administrative	46,666	35,866	145,488	105,169
Impairment charges	—	760	—	11,765
Restructuring charges	586	1,092	2,342	2,100
Total operating expenses	85,981	63,782	256,418	196,623
Income (loss) from operations	6,648	10,180	(16,430)	3,182
Other (expense) income
Warrant liability (expense) gain	(9,085)	15,339	(16,481)	(3,741)
Interest expense, net	(7,178)	(4,363)	(21,902)	(13,117)
Other (expense) income	(1,139)	16	(2,042)	36
Total other (expense) income, net	(17,402)	10,992	(40,425)	(16,822)
(Loss) income before income taxes	(10,754)	21,172	(56,855)	(13,640)
Income tax expense (benefit)	3,223	(181)	93,559	(6,178)
(Loss) income from continuing operations	(13,977)	21,353	(150,414)	(7,462)
(Loss) income from discontinued operations	(13,700)	1,199	(8,358)	3,794
Net (loss) income	$(27,677)	$22,552	$(158,772)	$(3,668)

Net (loss) income per share:
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.22)	$0.40	$(2.53)	$(0.14)
(Loss) income from discontinued operations	(0.21)	0.02	(0.14)	0.07
(Loss) income per share - basic	$(0.43)	$0.42	$(2.67)	$(0.07)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.22)	$0.11	$(2.53)	$(0.14)
(Loss) income from discontinued operations	(0.21)	0.02	(0.14)	0.07
(Loss) income per share - diluted	$(0.43)	$0.13	$(2.67)	$(0.07)
Shares used:
Basic	64,019	53,516	59,524	53,253
Diluted	64,019	55,288	59,524	53,253
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net (loss) income	$(27,677)	$22,552	$(158,772)	$(3,668)
Unrealized (loss) gain on short term investments, net of tax	(77)	9	(71)	20
Foreign currency translation (loss) gain, net of tax	(307)	5,432	(6,358)	10,970
Other comprehensive (loss) income, net of tax	(384)	5,441	(6,429)	10,990
Total comprehensive (loss) income	$(28,061)	$27,993	$(165,201)	$7,322
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 30, 2016	53,709	$54	23	$(330)	$9,039	$551,509	$(97,488)	$462,784
Stock options exercises	218	—	—	—	—	2,997	—	2,997
Vesting of restricted common stock and units	954	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	146	—	—	—	—	5,165	—	5,165
Shares repurchased for stock withholdings on restricted stock awards	(370)	—	—	—	—	(18,092)	—	(18,092)
Share-based compensation	—	—	—	—	—	27,666	—	27,666
Shares issued in connection with acquisition	9,589	10	—	—	—	465,072	—	465,082
Equity issuance costs	—	—	—	—	—	(1,020)	—	(1,020)
Other comprehensive loss, net of tax	—	—	—	—	(6,429)	—	—	(6,429)
Net loss	—	—	—	—	—	—	(158,772)	(158,772)
Balance at June 30, 2017	64,246	$64	23	$(330)	$2,610	$1,033,297	$(256,260)	$779,381
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2017	July 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,772)	$(3,668)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisitions):
Depreciation and intangibles amortization	65,823	52,612
Share-based compensation	27,666	19,407
Warrant liability expense	16,481	3,741
Acquired inventory step-up amortization	43,985	2,200
Deferred financing cost amortization	2,545	1,214
Acquisition prepaid compensation amortization	506	3,849
Loss on extinguishment of debt	2,008	—
Gain on disposition of business	(23,645)	(3,750)
Deferred income taxes	87,608	(1,845)
Impairment charges	—	12,955
Changes in assets held for sale from discontinued operations	6,329	—
Other adjustments, net	285	899
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(12,755)	(558)
Inventories	7,997	(25,092)
Prepaid expenses and other assets	1,104	(3,157)
Accounts payable	(4,718)	(2,243)
Accrued and other liabilities	(17,821)	(280)
Income taxes	4,063	(1,937)
Net cash provided by operating activities	48,689	54,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(231,712)	(85,516)
Purchases of property and equipment	(24,496)	(24,100)
Proceeds from sale of assets	215	—
Proceeds from sales and maturities of investments	32,420	40,357
Purchases of investments	(90,508)	(24,945)
Proceeds from discontinued operations	23,645	3,750
Acquisition of intellectual property	—	(777)
Net cash used in investing activities	(290,436)	(91,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	96,558	—
Payments of financing costs	(9,077)	—
Proceeds from corporate facility financing obligation	4,250	—
Proceeds from stock option exercises and employee stock purchases	8,162	5,336
Payments on notes payable	(3,026)	(2,625)
Payments of capital leases and assumed debt	(928)	(9,553)
Repurchase of common stock	(18,092)	(9,966)
Payments of contingent consideration and other	(1,296)	(1,195)
Net cash provided by (used in) financing activities	76,551	(18,003)

Foreign currency effect on cash	(175)	(583)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(165,371)	(55,470)
CASH AND CASH EQUIVALENTS — Beginning of period	$332,977	$122,312
CASH AND CASH EQUIVALENTS — End of period	$167,606	$66,842

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 2 - Acquisitions)	$465,082	$—
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive (loss) income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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

2. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-money stock options and unvested restricted stock units to replace outstanding vested out-of-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short term investments. For the three and nine months ended June 30, 2017, we recorded transaction costs of $0.1 million and $11.9 million, respectively. We recorded transaction costs related to the acquisition in selling, general and administrative expense, except for $1.0 million related to equity issuance costs which was recorded to additional paid in capital. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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
In connection with the acquisition of AppliedMicro, we entered into a plan to divest a portion of AppliedMicro's business specifically related to its compute business (the "Compute business"). Accordingly, these assets and liabilities are accounted for as discontinued operations and classified as assets and liabilities held for sale.
The following table summarizes the total estimated acquisition consideration (in thousands):

Cash consideration paid to AppliedMicro common stockholders	$287,060
Common stock issued (9,544,125 shares of our common stock at $47.53 per share)	453,632
Equity consideration for vested "in the money" stock options and unvested restricted stock units	2,143
Fair value of the replacement equity awards attributable to pre-acquisition service	9,307
Total consideration paid, excluding cash acquired	$752,142

The preliminary allocation of purchase price as of June 30, 2017 is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation
	March 31, 2017		June 30, 2017

Current assets	$70,338	$245	$70,583
Intangible assets	410,348	—	410,348
Assets held for sale	32,458	—	32,458
Other assets	13,504	(84)	13,420
Total assets acquired	526,648	161	526,809
Liabilities assumed:
Liabilities held for sale	4,444	—	4,444
Other liabilities	17,890	286	18,176
Total liabilities assumed	22,334	286	22,620
Net assets acquired	504,314	(125)	504,189
Consideration:
Cash paid upon closing	230,298	—	230,298
Common stock issued	455,775	—	455,775
Equity instruments issued	9,307	—	9,307
Total consideration	$695,380	$—	$695,380
Goodwill	$191,066	$125	$191,191
The components of the acquired intangible assets were as follows (in thousands):

	Included In Assets Held For Sale	Included In Retained Business	Useful Lives (Years)
Developed technology	$9,600	$78,448	7 years
Customer relationships	—	331,900	14 years
	$9,600	$410,348
The overall weighted-average life of the identified intangible assets acquired in the AppliedMicro Acquisition is estimated to be 12.7 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of AppliedMicro revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2017
Revenue	$42,019	$78,464
Loss from continuing operations	(3,744)	(34,049)
Loss from discontinued operations	(15,574)	(32,004)

The pro forma statements of operations data for the three and nine months ended June 30, 2017 and July 1, 2016, below, give effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$194,555	$183,291	$589,347	$513,214
Loss from continuing operations	(6,266)	24,611	(90,809)	(61,856)
Loss from discontinued operations	(13,700)	(19,571)	(33,015)	(55,336)
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (“FiBest”) a Japan-based merchant market component supplier of optical sub-assemblies (“FiBest Acquisition”). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. There were no transaction costs recorded in the nine months ended June 30, 2017. For the nine months ended July 1, 2016 we recorded transaction costs of $2.7 million as selling, general and administrative expenses related to this acquisition. The FiBest Acquisition was accounted for as a stock purchase and the operations of FiBest have been included in our consolidated financial statements since the date of acquisition.
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
During the fiscal quarter ended December 30, 2016, we recorded an adjustment of $0.2 million primarily related to other liabilities and an adjustment of the deferred tax liability associated with the FiBest Acquisition. We finalized our allocation of purchase price during the fiscal quarter ended December 30, 2016. The final allocation of purchase price as of December 30, 2016, is as follows (in thousands):

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
The following is a summary of FiBest revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and nine months ended July 1, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Revenue	$10,191	$21,296
Loss before income taxes	(1,150)	(3,717)
The pro forma statements of operations data for the three and nine months ended July 1, 2016, below, give effect to the FiBest Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of FiBest to reflect; transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Revenue	$142,288	$399,267
Net income (loss)	24,276	(2,509)
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (“Metelics”), a diode supplier for aggregate cash consideration of $38.0 million, subject to customary working capital and other adjustments (“Metelics Acquisition”). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. There were no transaction costs recorded in the nine months ended June 30, 2017. For the nine months ended July 1, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.
We recognized the Metelics assets acquired and liabilities assumed based upon the fair value of such assets and liabilities measured as of the date of acquisition. The aggregate purchase price for Metelics has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is tax deductible due to a Section 338(h)(10) election.

We finalized our allocation of purchase price during the fiscal quarter ended December 30, 2016. The final allocation of purchase price as of December 30, 2016, is as follows (in thousands):

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
The following is a summary of Metelics revenue and earnings included in our accompanying condensed consolidated statements of operations for the three and nine months ended July 1, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Revenue	$9,861	$22,113
Income before income taxes	596	422
The pro forma statements of operations data for the three and nine months ended July 1, 2016, below, give effect to the Metelics Acquisition, described above, as if it had occurred at October 4, 2014. These amounts have been calculated after applying our accounting policies and adjusting the results of Metelics to reflect the transaction costs, the impact of the step-up to the value of acquired inventory, as well as, the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 4, 2014. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Three Months Ended	Nine Months Ended
	July 1, 2016	July 1, 2016
Revenue	$142,288	$400,477
Net income (loss)	22,182	(3,521)

3. DISCONTINUED OPERATIONS
In connection with the acquisition of AppliedMicro, we announced a plan to divest its Compute business. As of June 30, 2017, the Compute business is being actively marketed, negotiations are preliminary and we expect to complete any such divestment within twelve months from the date of acquisition. We are accounting for the business as a discontinued operation.
In August 2015, we sold our automotive business (the "Automotive Business") to Autoliv ASP Inc. (“Autoliv”), as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through fiscal year 2019.  Additionally, we entered into a consulting agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash (the "Consulting Agreement").
During the fiscal quarter ended March 31, 2017, we received $18.0 million, the full amount of the indemnification escrow. The remainder of the consideration to be received from Autoliv, if any, including any additional amounts related to the Consulting Agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable.
Other income recorded during the three and nine months ended June 30, 2017 and July 1, 2016 from the Automotive business related to the Consulting Agreement.
The accompanying consolidated statements of operations includes the following operating results related to these discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue (1)	$35	$—	$294	$—
Cost of revenue (1)	(278)	—	1,342	—
Gross profit	313	—	(1,048)	—
Operating expenses:
Research and development (1)	10,611	—	18,936	—
Selling, general and administrative (1)	5,277	—	12,021	—
Total operating expenses	15,888	—	30,957	—
Income from operations	(15,575)	—	(32,005)	—
Other income (2)	1,875	1,875	5,625	5,625
Gain on sale (2)	—	—	18,022	308
Income before income taxes	(13,700)	1,875	(8,358)	5,933
Income tax provision	—	676	—	2,139
Income from discontinued operations	$(13,700)	$1,199	$(8,358)	$3,794

Cash flow from operating activities	(12,312)	—	(41,384)	—
Cash flow from investing activities	1,875	—	23,645	3,750
Cash flow from financing activities	—	—	—	—
(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.
For the fiscal quarter ended June 30, 2017, we recorded assets held for sale of $31.5 million, which included inventory of $1.0 million, property and equipment, goodwill and intangibles of $28.2 million and other assets of $2.3 million. During the same period, liabilities held for sale amounted to $10.7 million, which included accounts payable of $1.8 million and other accrued liabilities of $8.9 million.

4. INVESTMENTS
All investments are short term in nature and are invested in corporate bonds, restricted money market funds, commercial paper and agency bonds, and are classified as available-for-sale. Money market funds include restricted investments in mutual funds acquired in connection with the acquisition of AppliedMicro, which are expected to be liquidated during our fiscal quarter ending September 29, 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of June 30, 2017 and September 30, 2016 are summarized in the tables below (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$19,956	$4	$(113)	$19,847
Commercial paper	55,784	2	(66)	55,720
Agency bonds	3,284	—	(23)	3,261
Money market funds	2,813	—	—	2,813
Total investments	$81,837	$6	$(202)	$81,641

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Corporate bonds	$14,894	$9	$(103)	$14,800
Commercial paper	2,978	—	(4)	2,974
Agency bonds	6,004	1	(3)	6,002
Total investments	$23,876	$10	$(110)	$23,776

The contractual maturities of investments were as follows (in thousands):

	June 30, 2017	September 30, 2016
Less than 1 year	$58,533	$8,976
Over 1 year	23,108	14,800
Total investments	$81,641	$23,776
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 30, 2017.

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
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 30, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$2,881	$2,881	$—	$—
Commercial paper	55,720	—	55,720	—
Agency bonds	3,261	—	3,261	—
Corporate bonds	19,847	—	19,847	—
Total assets measured at fair value	$81,709	$2,881	$78,828	$—
Liabilities
Contingent consideration	$2,195	$—	$—	$2,195
Common stock warrant liability	54,734	—	—	54,734
Total liabilities measured at fair value	$56,929	$—	$—	$56,929

	September 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,172	$1,172	$—	$—
Commercial paper	102,928	—	102,928	—
US treasuries and agency bonds	6,002	—	6,002	—
Corporate bonds	14,800	—	14,800	—
Total assets measured at fair value	$124,902	$1,172	$123,730	$—
Liabilities
Contingent consideration	$848	$—	$—	$848
Common stock warrant liability	38,253	—	—	38,253
Total liabilities measured at fair value	$39,101	$—	$—	$39,101
As of June 30, 2017 and September 30, 2016, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.

The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	June 30, 2017	September 30, 2016
Contingent consideration	Discounted cash flow	Discount rate	3.5% - 10.7%	12.9%
		Probability of achievement	70% - 100%	75% - 100%
		Timing of cash flows	5 - 7 months	1 year

Warrant liability	Black-Scholes model	Volatility	41.8%	43.2%
		Discount rate	1.55%	1.14%
		Expected life	3.48 years	4.23 years
		Exercise price	$14.05	$14.05
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
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	June 30, 2017
Contingent consideration	$848	$46	$1,701	$(400)	$2,195
Common stock warrant liability	$38,253	$16,481	$—	$—	$54,734

	October 2, 2015	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	July 1, 2016
Contingent consideration	$1,150	$66	$—	$(400)	$816
Common stock warrant liability	$21,822	$3,741	$—	$—	$25,563
6. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Raw materials	$72,183	$67,378
Work-in-process	12,962	9,157
Finished goods	35,200	38,400
Total	$120,345	$114,935

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	June 30, 2017	September 30, 2016
Land, buildings and improvements	$17,642	$12,572
Construction in process	16,813	9,415
Machinery and equipment	152,618	129,639
Leasehold improvements	12,219	12,152
Furniture and fixtures	2,075	1,469
Computer equipment and software	17,864	12,954
Total property and equipment	$219,231	$178,201
Less accumulated depreciation and amortization	(97,818)	(79,034)
Property and equipment, net	$121,413	$99,167
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended June 30, 2017 was $6.5 million and $19.7 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended July 1, 2016 was $5.7 million and $15.2 million, respectively.
8. DEBT
On May 8, 2014, we entered into a credit agreement (“Credit Agreement”) with a syndicate of lenders that provided for term loans in an aggregate principal amount of $350.0 million, which were scheduled to mature in May 2021 (“Initial Term Loans”) and a revolving credit facility of $100.0 million initially (as increased by the amendments described below, “Revolving Facility”). In February 2015, we executed an amendment to the Credit Agreement that increased our aggregate borrowing capacity under the Revolving Facility to $130 million. The Initial Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Initial Term Loans using the straight-line method, which approximates the effective interest rate method.
On August 31, 2016, we entered into an amendment (“2016 Incremental Term Loan Amendment”) to our Credit Agreement which provided for incremental term loans in an aggregate principal amount of $250 million, which were scheduled to mature in May 2021 (“2016 Incremental Term Loans”). The terms of the 2016 Incremental Term Loans were identical to the terms of the Initial Term Loans, other than with respect to upfront fees, original issue discount and arrangement, structuring or similar fees payable in connection therewith. The 2016 Incremental Term Loans were issued with an original issue discount of 0.95%, which is being amortized over the term of the 2016 Incremental Term Loans using the straight-line method, which approximates the effective interest rate method.
On March 10, 2017, we entered into multiple amendments to our Credit Agreement (the "March 2017 Amendments"), which consisted of (i) the Second Incremental Amendment, by and among MACOM, Barclays Bank PLC and Goldman Sachs Bank USA, as administrative agent, (ii) the Refinancing Amendment, by and among MACOM, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and (iii) Amendment No. 4 to the Credit Agreement, by and among MACOM, the revolving credit lenders and Goldman Sachs Bank USA, as administrative agent. Pursuant to the March 2017 Amendments, we increased the revolving credit commitments available under our revolving credit facility by $30.0 million to $160.0 million. No amounts were drawn under the Revolving Facility on the closing date of the March 2017 Amendments or as of June 30, 2017. In addition, pursuant to the March 2017 Amendments, our existing term loans were refinanced at a reduced interest rate.
Further, pursuant to the March 2017 Amendments, the Credit Agreement was amended to provide that the financial covenant under the Revolving Facility would only be tested if, as of the last date of any fiscal quarter, the aggregate amount outstanding under the Revolving Facility (other than with respect to (a) undrawn letters of credit in an amount not to exceed $5.0 million and (b) letters of credit that have been cash collateralized pursuant to the Credit Agreement) exceeds 35% of the revolving credit commitments under the Revolving Facility. Prior to the March 2017 Amendments, the threshold for testing the financial covenant was set at 25% of the revolving credit commitments under the Revolving Facility.
On May 19, 2017, we entered into two amendments to our Credit Agreement (the "May 2017 Amendments") which consisted of (i) the Second Refinancing Amendment, among MACOM, Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as administrative agent (the "Second Refinancing Amendment"), and (ii) the Second Incremental Term Loan Amendment, among MACOM, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto and Goldman Sachs Bank USA, as administrative agent (the "Second Incremental Term Loan Amendment").

Pursuant to the Second Refinancing Amendment, our existing term loans of $588.5 million were refinanced with a new tranche of term loans. The refinanced term loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%. The effective interest rate on our term loans was 3.5% as of June 30, 2017.
Pursuant to the Second Incremental Term Loan Amendment, we borrowed an additional $100.0 million of incremental term loans (the "2017 Incremental Term Loans", together with the Initial Term Loans and the 2016 Incremental Term Loans, "Term Loans") on the same terms as the new tranche of term loans incurred pursuant to the Second Refinancing Amendment. The 2017 Incremental Term Loans and the new tranche of term B loans were issued with an original issue discount of 0.50%, which is being amortized over the term of the Second Refinancing Amendment using the straight-line method, which approximates the effective interest rate method.
We incurred $8.7 million in fees for the issuance of the Credit Agreement in May 2014, and $3.2 million in fees for the issuance of the 2016 Incremental Term Loan Amendment in August 2016, which were initially recorded as deferred financing costs and are being amortized over the initial life of the Credit Agreement as interest expense. In March 2017, we incurred an additional $1.0 million in fees for the issuance of the March 2017 Amendments, and in May 2017, we incurred an additional $11.1 million in fees for the issuance of the May 2017 Amendments. In connection with the March 2017 Amendments and the May 2017 Amendments, we determined that $0.9 million and $1.1 million of deferred costs previously capitalized should be expensed during our second and third fiscal quarters, respectively, as a loss on extinguishment of debt related to syndicated lenders whose debt was extinguished. As of June 30, 2017, approximately $14.3 million of deferred financing costs remain unamortized, of which $13.0 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.3 million is related to the Revolving Facility and is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants. As of June 30, 2017, we had $688.5 million of outstanding Term Loan borrowings under the Credit Agreement and $160.0 million of borrowing capacity under our Revolving Facility.
As of June 30, 2017, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$688,462
Unamortized discount	(6,075)
Total term loans	$682,387
Current portion	7,071
Long-term, less current portion	$675,316
As of June 30, 2017, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2017 (rest of fiscal year)	$1,768
2018	7,071
2019	7,071
2020	7,071
2021	7,071
Thereafter	658,410
Total	$688,462
The fair value of the Term Loans was estimated to be approximately $697.9 million as of June 30, 2017 and was determined using Level 2 inputs, including a quoted rate from a bank.

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
Because the transactions contemplated by the Purchase Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be the deemed accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation on our balance sheet and are being amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by the Buyer under the 144 Chelmsford Lease will be recognized as additional financing obligations on our balance sheet as incurred, and will be amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation as of the December 28, 2016 inception of the lease based on the future minimum lease payments discounted at 8.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20-years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of June 30, 2017, approximately $13.5 million of the financing obligation was outstanding associated with the Leases.
Acquired Capital Leases
In connection with the FiBest Acquisition in December 2015 and the acquisition of BinOptics Corporation (“BinOptics Acquisition”) in December 2014 we assumed certain capital lease obligations, of which approximately $2.5 million was outstanding as of June 30, 2017.
As of June 30, 2017, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2017	$549
2018	1,897
2019	1,793
2020	1,620
2021	1,486
Thereafter	20,541
Total minimum capital lease obligation payments	$27,886

10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of revenue	$8,416	$6,440	$21,694	$20,249
Selling, general and administrative	10,833	6,415	24,463	17,142
Total	$19,249	$12,855	$46,157	$37,391

Intangible assets consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Acquired technology	$242,926	$165,397
Customer relationships	536,070	207,674
In-process research and development	8,000	8,000
Trade name	3,400	3,400
Total	$790,396	$384,471
Less accumulated amortization	(171,026)	(124,869)
Intangible assets — net	$619,370	$259,602
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at September 30, 2016	$384,471	$165,397	$207,674	$8,000	$3,400	$120,024
Acquired	410,581	78,448	332,133	—	—	194,971
Fair value adjustment	—	—	—	—	—	345
Currency translation adjustment	(4,656)	(919)	(3,737)	—	—	(1,614)
Balance at June 30, 2017	$790,396	$242,926	$536,070	$8,000	$3,400	$313,726
As of June 30, 2017, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2017 Remaining	2018	2019	2020	2021	Thereafter	Total
Amortization expense	$19,312	80,837	86,097	82,870	74,338	264,516	$607,970
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
Accumulated amortization for acquired technology and customer relationships were $98.2 million and $72.8 million, respectively, as of June 30, 2017, and $76.7 million and $48.1 million, respectively, as of September 30, 2016.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 30, 2017 and September 30, 2016. The outstanding shares of our common stock as of June 30, 2017 and September 30, 2016, presented in the accompanying consolidated statements of stockholders’ equity exclude 200 and 3,300 unvested shares of restricted stock awards, respectively, issued as compensation to employees and directors that remained subject to forfeiture.

Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of June 30, 2017, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.
12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator:
(Loss) income from continuing operations	$(13,977)	$21,353	$(150,414)	$(7,462)
(Loss) income from discontinued operations	(13,700)	1,199	(8,358)	3,794
Net (loss) income	$(27,677)	$22,552	$(158,772)	$(3,668)
Warrant liability gain	—	(15,339)	—	—
Net (loss) income attributable to common stockholders	$(27,677)	$7,213	$(158,772)	$(3,668)
Denominator:
Weighted average common shares outstanding-basic	64,019	53,516	59,524	53,253
Dilutive effect of options and warrants	—	1,772	—	—
Weighted average common shares outstanding-diluted	$64,019	$55,288	$59,524	$53,253
(Loss) earnings per share-basic:
Continuing operations	$(0.22)	$0.40	$(2.53)	$(0.14)
Discontinued operations	(0.21)	0.02	(0.14)	0.07
Net common stock (loss) income per share-basic	$(0.43)	$0.42	$(2.67)	$(0.07)
(Loss) earnings per share-diluted:
Continuing operations	$(0.22)	$0.11	$(2.53)	$(0.14)
Discontinued operations	(0.21)	0.02	(0.14)	0.07
Net common stock (loss) income per share-diluted	$(0.43)	$0.13	$(2.67)	$(0.07)
The table above excludes the effects of 1,916 shares for the three months ended June 30, 2017, and 1,941 and 2,006 shares for the nine months ended June 30, 2017 and July 1, 2016, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and stock units, and warrants as the inclusion would be antidilutive.
13. COMMITMENTS AND CONTINGENCIES
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended June 30, 2017.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The District Court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017. We have moved to strike Infineon’s affirmative defenses of patent invalidity. Additionally, on July 24, 2017, we moved for a finding of civil contempt and sanctions based on Infineon Americas’ violations of the preliminary injunction in effect in the case.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  In an order dated October 31, 2016, the District Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and we appealed the modification order on April 5, 2017. The appeals are now fully briefed, and the Federal Circuit has ordered that they will be heard together.  Meanwhile, the District Court case is proceeding, although no date has yet been set for trial.
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
The following is a summary of the costs incurred and remaining balances included in accrued expenses for the nine months ended June 30, 2017 (in thousands):

Balance as of September 30, 2016	$3,104
Acquired liability	93
Current period expense	2,342
Payments	(5,086)
Balance as of June 30, 2017	$453
The restructuring expenses recorded to date are expected to be paid through the remainder of fiscal year 2017. Our restructuring charges incurred to date are primarily employee related with non-employee related charges determined to be immaterial. We expect to incur additional restructuring costs of approximately $0.3 million to $1.3 million during the remainder of calendar year 2017 as we complete restructuring actions primarily associated with facility consolidations.
15. SHARE-BASED COMPENSATION
Stock Plans
As of June 30, 2017, we had 13.0 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”), and 3.0 million shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of June 30, 2017 are subject to accelerated vesting upon a change in control. There were no modifications to share-based awards during the periods presented. As of June 30, 2017, total unrecognized compensation cost related to the employee stock purchase plan was not material.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and July 1, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of revenue	$846	$652	$2,245	$1,602
Research and development	3,006	1,903	7,677	5,411
Selling, general and administrative	6,083	3,626	17,744	12,394
Total share-based compensation expense (1)	$9,935	$6,181	$27,666	$19,407
(1) Includes $0.3 million and $0.6 million related to discontinued operations for the three and nine months ended June 30, 2017, respectively.
As of June 30, 2017, the total unrecognized compensation costs, adjusted for estimated forfeitures, related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $71.2 million, which we expect to recognize over a weighted-average period of 2.6 years.
Stock Options
We had 1.2 million stock options outstanding as of June 30, 2017, with a weighted-average exercise price per share of $31.30 and weighted-average remaining contractual term of 5.2 years. The aggregate intrinsic value of the stock options outstanding as of June 30, 2017 was $29.8 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
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
The total intrinsic value of options exercised was $6.3 million and $8.2 million for the three and nine months ended June 30, 2017, respectively, and was $0.8 million and $2.7 million for the three and nine months ended July 1, 2016, respectively.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the nine months ended June 30, 2017, is as follows:

	Number of RSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2016	1,707,695	$32.76	$72,165
Granted	1,244,563	37.77
Vested and released	(955,522)	26.62
Forfeited, canceled or expired	(70,247)	36.81
Balance at June 30, 2017	1,926,489	$38.89	$107,431
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the nine months ended June 30, 2017 and July 1, 2016 had fair value of $46.8 million and $26.4 million as of the vesting date, respectively.
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and nine months ended July 1, 2016, was primarily impacted by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and nine months ended June 30, 2017 was primarily driven by the establishment of a full valuation allowance against our U.S. deferred tax assets during the fiscal quarter ended March 31, 2017 and changes to the valuation allowance during the fiscal quarter ended June 30, 2017.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss incurred over the three-year period ended March 31, 2017 which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S. primarily associated with the AppliedMicro Acquisition during the three months ended March 31, 2017 resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination during the fiscal quarter ended March 31, 2017 that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was required for our U.S. deferred tax assets, totaling $89.7 million as of June 30, 2017. In addition, a full valuation allowance was established against the U.S. deferred tax assets acquired in connection with the AppliedMicro Acquisition.
The balance of the unrecognized tax benefit as of June 30, 2017 and September 30, 2016 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 U.S. tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended June 30, 2017 and September 30, 2016, we did not make any accrual or payment of interest and penalties due to our U.S. net operating loss carryover position.
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

17. RELATED PARTY TRANSACTIONS
GaAs Labs, LLC (“GaAs Labs”), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the nine months ended June 30, 2017 and July 1, 2016, we recorded no material billings to GaAs Labs.
Cadence Design Systems, Inc. ("Cadence"), an affiliate of director Geoffrey Ribar, who joined our Board of Directors on March 22, 2017, provides us with certain engineering licenses on an ongoing basis. During the three and nine months ended June 30, 2017, we made payments of $3.2 million and $4.7 million, respectively, to Cadence subsequent to Mr. Ribar joining the Board of Directors.
In the nine months ended June 30, 2017 and July 1, 2016, we recorded no material revenue associated with product sales to a public company with a common director.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of June 30, 2017 and July 1, 2016, we had $0.9 million and $0.7 million in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
During the nine months ended June 30, 2017, we capitalized $1.3 million relating to the construction of the 144 Chelmsford Street facility. This was accounted for as a non-cash transaction as the costs were paid by Calare Properties, Inc.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Nine Months Ended
	June 30, 2017	July 1, 2016
Cash paid for interest	$23,260	$12,285
Cash (refunded) paid for income taxes	$(548)	$1,080
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
United States	$82,637	$39,763	$192,821	$110,747
China	51,191	52,551	168,026	150,357
Asia Pacific, excluding China (1)	43,756	39,285	129,298	100,943
Other Countries (2)	16,971	10,689	42,246	29,594
Total	$194,555	$142,288	$532,391	$391,641

	As of
Long-Lived Assets by Geographic Region	June 30, 2017	September 30, 2016
United States	$100,449	$79,832
Asia Pacific (1)	16,789	16,614
Other Countries (2)	4,175	2,721
Total	$121,413	$99,167

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and China, unless otherwise noted above.

(2)	No international country or region represented greater than 10% of the total net long-lived assets or revenue as of the dates presented, other than the Asia-Pacific region as presented above.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Customer A	10%	9%	10%	11%
Customer C	6%	12%	7%	12%
Customer D	5%	16%	12%	16%

Accounts Receivable	June 30, 2017	September 30, 2016
Customer A	13%	11%
Customer B	16%	2%
Customer C	7%	16%
Customer D	5%	11%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and nine months ended June 30, 2017, our top ten customers represented 51% and 55% of total revenue, respectively, and for the three and nine months ended July 1, 2016, our top ten customers represented 63% and 63% of total revenue, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed with the United States Securities and Exchange Commission ("SEC") on April 26, 2017 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 filed with the SEC on February 1, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed with the SEC on April 26, 2017. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (“RF”), microwave, millimeterwave and lightwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality, and reliability. We offer a broad portfolio of over 4,500 standard and custom devices, which include lasers, PAM-4 PHYs, modulator drivers, transimpedance amplifiers ("TIA"), integrated circuits (“IC”), multi-chip modules, power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across approximately 40 product lines serving over 6,500 end customers in three primary markets. Our products are electronic and optical components that our customers incorporate into their larger electronic systems, such as, Cloud Data Centers, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (“MRI”) and unmanned aerial vehicles (“UAVs”). Our primary markets are: Networks, which includes photonic solutions and fiber optic applications, MACsec, carrier and enterprise infrastructure, wired broadband and cellular backhaul, and cellular infrastructure; Aerospace and Defense (“A&D”), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and Multi-market, which includes industrial, medical, test and measurement and scientific applications.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; deferred tax valuation allowances; contingent consideration valuations and share-based compensation valuations.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2016 Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$194,555	$142,288	$532,391	$391,641
Cost of revenue (1) (4) (5)	101,926	68,326	292,403	191,836
Gross profit	$92,629	$73,962	$239,988	$199,805
Operating expenses:
Research and development (1)	38,729	26,064	108,588	77,589
Selling, general and administrative (1) (2) (6)	46,666	35,866	145,488	105,169
Impairment charges (4)	—	760	—	11,765
Restructuring charges	586	1,092	2,342	2,100
Total operating expenses	$85,981	$63,782	$256,418	$196,623
Income (loss) from operations	$6,648	$10,180	$(16,430)	$3,182
Other (expense) income
Warrant liability (expense) gain (3)	(9,085)	15,339	(16,481)	(3,741)
Interest expense	(7,178)	(4,363)	(21,902)	(13,117)
Other (expense) income	(1,139)	16	(2,042)	36
Total other (expense) income, net	$(17,402)	$10,992	$(40,425)	$(16,822)
(Loss) income before income taxes	(10,754)	21,172	(56,855)	(13,640)
Income tax expense (benefit)	3,223	(181)	93,559	(6,178)
(Loss) income from continuing operations	$(13,977)	$21,353	$(150,414)	$(7,462)
(Loss) income from discontinued operations (6) (7)	(13,700)	1,199	(8,358)	3,794
Net (loss) income	$(27,677)	$22,552	$(158,772)	$(3,668)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
(a) Intangible amortization expense:
Cost of revenue	$8,416	$6,440	$21,694	$20,249
Selling, general and administrative	10,833	6,415	24,463	17,142
(b) Share-based compensation expense:
Cost of revenue	$846	$652	$2,245	$1,602
Research and development	3,006	1,903	7,677	5,411
Selling, general and administrative	6,083	3,626	17,744	12,394

(2) Includes acquisition and transaction related costs of $0.1 million and $10.9 million associated with the AppliedMicro Acquisition during the three and nine months ended June 30, 2017, and $2.7 million and $0.5 million associated with the FiBest Acquisition and Metelics Acquisition during the nine months ended July 1, 2016. Transaction costs associated with the FiBest Acquisition and Metelics Acquisition during the three months ended July 1, 2016 were not material.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes impairment and inventory related charges of $11.8 million and $2.0 million, respectively, related to the exiting of a product line for the nine months ended July 1, 2016.
(5) Includes acquisition fair market value inventory step-up related expenses of $12.6 million and $44.0 million for the three and nine months ended June 30, 2017, respectively, primarily associated with the AppliedMicro Acquisition, and $0.1 million and $2.2 million for the three and nine months ended July 1, 2016, respectively, primarily associated with the FiBest Acquisition and the Metelics Acquisition.
(6) Includes change in control payments of $21.3 million for the nine months ended June 30, 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $9.3 million was recorded as discontinued operations.

(7) For additional information related to this item refer to Note 3 - Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.4	48.0	54.9	49.0
Gross profit	47.6	52.0	45.1	51.0
Operating expenses:
Research and development	19.9	18.3	20.4	19.8
Selling, general and administrative	24.0	25.2	27.3	26.9
Impairment charges	—	0.5	—	3.0
Restructuring charges	0.3	0.8	0.4	0.5
Total operating expenses	44.2	44.8	48.2	50.2
Income (loss) from operations	3.4	7.2	(3.1)	0.8
Other (expense) income
Warrant liability (expense) gain	(4.7)	10.8	(3.1)	(1.0)
Interest expense	(3.7)	(3.1)	(4.1)	(3.3)
Other (expense) income	(0.6)	—	(0.4)	—
Total other (expense) income, net	(8.9)	7.7	(7.6)	(4.3)
(Loss) income before income taxes	(5.5)	14.9	(10.7)	(3.5)
Income tax expense (benefit)	1.7	(0.1)	17.6	(1.6)
(Loss) income from continuing operations	(7.2)	15.0	(28.3)	(1.9)
(Loss) income from discontinued operations	(7.0)	0.8	(1.6)	1.0
Net (loss) income	(14.2)%	15.8%	(29.8)%	(0.9)%
Comparison of the Three and Nine Months Ended June 30, 2017 to the Three and Nine Months Ended July 1, 2016
We acquired AppliedMicro on January 26, 2017. For additional information related to the AppliedMicro Acquisition refer to Note 2 - Acquisitions and Note 3 - Discontinued Operations in this Quarterly Report on Form 10-Q. Our quarterly Statements of Operations includes activity since the date of acquisition, representing less than six months of activity for AppliedMicro for the three and nine months ended June 30, 2017.
We acquired FiBest and Metelics during December 2015. For additional information related to the FiBest Acquisition and Metelics Acquisition refer to Note 2 - Acquisitions. Our quarterly Statements of Operations includes activity since the dates of acquisition, representing less than nine months of activity for FiBest and Metelics for the three and nine months ended July 1, 2016.
Revenue. Our revenue increased $52.3 million, or 36.7%, to $194.6 million for the three months ended June 30, 2017, from $142.3 million for the three months ended July 1, 2016, and our revenue increased $140.8 million, or 35.9%, to $532.4 million for the nine months ended June 30, 2017, from $391.6 million for the nine months ended July 1, 2016. The increase in revenue in the three and nine months ended June 30, 2017 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 30, 2017	July 1, 2016	% Change	June 30, 2017	July 1, 2016	% Change
Networks	$150,130	$104,605	43.5%	$399,416	$283,969	40.7%
A&D	21,439	18,128	18.3%	65,700	54,466	20.6%
Multi-market	22,986	19,555	17.5%	67,275	53,206	26.4%
Total	$194,555	$142,288	36.7%	$532,391	$391,641	35.9%

Networks	77.2%	73.5%		75.0%	72.5%
A&D	11.0%	12.7%		12.3%	13.9%
Multi-market	11.8%	13.7%		12.6%	13.6%
Total	100.0%	100.0%		100.0%	100.0%
In the three and nine months ended June 30, 2017, our Networks market revenue increased by $45.5 million, or 43.5%, and $115.4 million, or 40.7%, respectively, compared to the three and nine months ended July 1, 2016. The increase was primarily related to the inclusion of revenue from the AppliedMicro Acquisition, as well as, increased sales of our other products targeting Cloud Data Centers. These increases were partially offset by weakness in our products targeting fiber to the home and carrier-based optical revenue.
In the three and nine months ended June 30, 2017, our A&D market revenue increased by $3.3 million, or 18.3%, and $11.2 million, or 20.6%, respectively, compared to the three and nine months ended July 1, 2016. The increase was primarily due to incremental revenue from the inclusion of revenue from the Metelics Acquisition.
In the three and nine months ended June 30, 2017, our Multi-market revenues increased by $3.4 million, or 17.5%, and $14.1 million, or 26.4%, respectively, compared to the three and nine months ended July 1, 2016. The increase was primarily due to incremental revenue from the inclusion of revenue from the Metelics Acquisition and certain AppliedMicro products.
Gross profit. Gross margin was 47.6% and 45.1% for the three and nine months ended June 30, 2017, respectively, and 52.0% and 51.0% for the three and nine months ended July 1, 2016, respectively. Gross profit during the three and nine months ended June 30, 2017, was negatively impacted by higher intangibles amortization and amortization of inventory step-up associated with the AppliedMicro Acquisition during the fiscal 2017 periods, partially offset by increased profit associated with revenue from recently acquired businesses and lower compensation expense and impairment related charges associated with a product line exit incurred during the three months ended April 1, 2016.
Research and development. R&D expense increased by $12.7 million, or 48.6%, to $38.7 million, or 19.9% of our revenue, for the three months ended June 30, 2017, compared with $26.1 million, or 18.3% of our revenue, for the three months ended July 1, 2016. R&D expense increased by $31.0 million, or 40.0%, to $108.6 million, or 20.4% of our revenue, for the nine months ended June 30, 2017, compared with $77.6 million, or 19.8% of our revenue, for the nine months ended July 1, 2016. R&D expense has increased in the fiscal 2017 periods primarily as a result of additional costs from our acquisitions, higher depreciation expense, share-based compensation and increased spending on new product development initiatives.
Selling, general and administrative. Selling, general and administrative expense increased by $10.8 million, or 30.1%, to $46.7 million, or 24.0% of our revenue, for the three months ended June 30, 2017, compared with $35.9 million, or 25.2% of our revenue, for the three months ended July 1, 2016. Selling, general and administrative expense increased by $40.3 million, or 38.3%, to $145.5 million, or 27.3% of our revenue, for the nine months ended June 30, 2017, compared with $105.2 million, or 26.9% of our revenue, for the nine months ended July 1, 2016. Selling, general and administrative expenses increased in the fiscal 2017 periods primarily due to $12.0 million of change in control compensation expense, and $11.0 million of transaction related expenses associated with the AppliedMicro Acquisition. In addition, we incurred higher intangible amortization and share-based compensation as well as additional acquisition integration related costs, partially offset by lower acquisition related compensation expenses and variable compensation expense.
Impairment charges. We did not incur any Impairment charges for the three and nine months ended June 30, 2017. During the three and nine months ended July 1, 2016 we incurred $0.8 million and $11.8 million, respectively, of impairment related charges associated with the exit of a product line.
Restructuring charges. Restructuring charges totaled $0.6 million and $1.1 million for the three months ended June 30, 2017 and July 1, 2016 and $2.3 million and $2.1 million for the nine months ended June 30, 2017 and July 1, 2016, respectively. The increase in restructuring charges during the first nine months of fiscal year 2017 was primarily related to the Metelics Acquisition as well as our planned exit of a facility in California. We expect to incur additional restructuring costs of approximately $0.3 million to $1.3 million during the remainder of calendar year 2017 as we complete these and other restructuring actions.
Warrant liability. Our warrant liability resulted in an expense of $9.1 million and $16.5 million for the three and nine months ended June 30, 2017, respectively, compared to a gain of $15.3 million and loss of $3.7 million for the three and nine months ended July 1, 2016, respectively. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. Income tax expense was $3.2 million for the three months ended June 30, 2017, compared to a benefit of $0.2 million for the three months ended July 1, 2016. Income tax expense was $93.6 million for the nine months ended June 30, 2017, compared to a benefit of $6.2 million for the nine months ended July 1, 2016. The income tax expense for the three and nine months ended June 30, 2017 resulted primarily from the establishment of a full valuation allowance against our U.S. deferred tax assets during the fiscal quarter ended March 31, 2017 and changes to the valuation allowance during the fiscal quarter ended June 30, 2017. The income tax expense for the three and nine months ended July 1, 2016 was impacted by a discrete expense of $4.2 million and $19.1 million, respectively, for changes in the fair value of our common stock warrant liability and a discrete write-off of $11.0 million for assets associated with exiting a product line.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and nine months ended July 1, 2016, was primarily impacted in all periods by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rates for the three and nine months ended June 30, 2017, was primarily driven by the establishment of a full valuation allowance against our U.S. deferred tax assets during the fiscal quarter ended March 31, 2017 and changes to the valuation allowance during the fiscal quarter ended June 30, 2017. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the nine months ended June 30, 2017 and July 1, 2016, respectively (in thousands):

	June 30, 2017	July 1, 2016
Cash and cash equivalents, beginning of period	$332,977	$122,312
Net cash provided by operating activities	48,689	54,347
Net cash used in investing activities	(290,436)	(91,231)
Net cash provided by (used in) financing activities	76,551	(18,003)
Foreign currency effect on cash	(175)	(583)
Cash and cash equivalents, end of period	$167,606	$66,842
Cash Flow from Operating Activities:
Our cash flow from operating activities for the nine months ended June 30, 2017 of $48.7 million consisted of a net loss of $158.8 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $229.6 million less changes in operating assets and liabilities of $22.1 million. Adjustments to reconcile our net loss to cash provided by operating activities of $229.6 million primarily included $87.6 million of deferred tax adjustments, depreciation and intangible amortization expense of $65.8 million, $44.0 million of amortization of the step-up of acquired inventory, share-based incentive compensation expense of $27.7 million and warrant liability expense of $16.5 million, partially offset by income from discontinued operations of $23.6 million. In addition, cash used by operating assets and liabilities was $22.1 million for the nine months ended June 30, 2017, primarily driven by an increase in accounts receivable of $12.8 million and decreases in accrued and other liabilities of $17.8 million, partially offset by decreases in inventory of $8.0 million.
Our cash flow from operating activities for the nine months ended July 1, 2016 of $54.3 million consisted of a net loss of $3.7 million plus adjustments to reconcile our net loss to cash provided by operating activities of $91.3 million less changes in operating assets and liabilities of $33.3 million. Adjustments to reconcile our net loss to cash provided by operating activities of $91.3 million primarily included depreciation and intangible amortization expense of $52.6 million, share-based incentive compensation expense of $19.4 million, impairment charges of $13.0 million and warrant liability expense of $3.7 million. In addition, cash used by operating assets and liabilities was $33.3 million for the nine months ended July 1, 2016, primarily driven by an increase in inventory of $25.1 million and a decrease in accounts payable of $2.2 million.

Cash Flow from Investing Activities:
Our cash flow used by investing activities for the nine months ended June 30, 2017 consisted primarily of $231.7 million of net cash for the AppliedMicro Acquisition, purchases of $90.5 million of short term investments and capital expenditures of $24.5 million, partially offset by proceeds of $32.4 million related to the sale of short term investments and $23.6 million associated with the Automotive Business discontinued operations including $18.0 million of indemnification escrow and $5.6 million related to a consulting agreement.
Our cash flow used by investing activities for the nine months ended July 1, 2016 consisted primarily of cash paid for the FiBest and Metelics acquisitions of $85.5 million and capital expenditures of $24.1 million. The $3.8 million of cash provided from discontinued operations during the nine months ended July 1, 2016 was associated with the Automotive Business consulting agreement. Additionally, during the nine months ended July 1, 2016, we purchased $24.9 million of short term investments and received proceeds of $40.4 million related to the sale of short term investments which was used to fund acquisitions and operating activities.
Cash Flow from Financing Activities:
During the nine months ended June 30, 2017, our cash provided by financing activities of $76.6 million was primarily related to $96.6 million of proceeds from notes payable, $8.2 million of proceeds from stock option exercises and employee stock purchases and $4.3 million of proceeds from the sale of our corporate headquarters facility, partially offset by $18.1 million in purchases of stock associated with employee tax withholdings, $9.1 million of financing costs paid and $3.0 million of payments on notes payable.
During the nine months ended July 1, 2016, our cash used in financing activities of $18.0 million consisted primarily of $9.6 million in payments on debt assumed as part of our FiBest Acquisition, and $10.0 million in purchases of stock associated with employee tax withholdings, partially offset by proceeds from stock option exercises and employee stock purchases of $5.3 million.
Liquidity
As of June 30, 2017, we held $167.6 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 30, 2017, cash held by our foreign subsidiaries was $62.6 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of June 30, 2017, we also held $81.6 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our revolving credit facility.
We plan to use our remaining available cash and cash equivalents, short term investments, and as deemed appropriate our borrowing capacity under our revolving credit facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short term investments, cash generated from operations, and borrowing availability under our revolving credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations
In connection with the AppliedMicro Acquisition in January 2017, we assumed operating lease obligations of approximately $2.2 million, of which approximately $1.6 million remain outstanding as of June 30, 2017. There have been no other material changes in our contractual obligations as of June 30, 2017, compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 17, 2016.

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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of June 30, 2017, we had $688.5 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $7.0 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2017.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended June 30, 2017.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (“Infineon Americas”) and Infineon Technologies AG (“Infineon AG” and collectively, with Infineon Americas, “Infineon”) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims.  Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The District Court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017. We have moved to strike Infineon’s affirmative defenses of patent invalidity. Additionally, on July 24, 2017, we moved for a finding of civil contempt and sanctions based on Infineon Americas’ violations of the preliminary injunction in effect in the case.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (“International Rectifier”) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products.  In an order dated October 31, 2016, the District Court granted us a preliminary injunction against Infineon, which then issued on December 8, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and we appealed the modification order on April 5, 2017. The appeals are now fully briefed, and the Federal Circuit has ordered that they will be heard together. Meanwhile, the District Court case is proceeding, although no date has yet been set for trial.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, except as noted below.
If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends on our ability to anticipate demand and respond to that demand with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market generally, and in the optical networks market in particular, which accounted for 53% of our revenue in the fiscal year ended September 30, 2016. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we anticipate significant growth in the demand for our products in cloud data centers, and have focused significant internal resources to meet that anticipated demand. Our ability to capitalize on this and our other previously announced market opportunities in 100G optical networks, GaN technology and active antennas will depend on, among other things, the future size and growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including macro-economic factors, insufficient consumer demand, technological hurdles, research and development delays, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes and changes in export controls or other regulatory environments. For example, in fiscal 2017 we experienced decreased demand in China for our products targeting 2.5 Gigabit passive optical networks (PON), metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed.  Even if our primary markets grow, demand for our products in those markets may fail to grow in the event that they fail to embrace next-generation technologies we offer such as GaN-on-Silicon, etched facet lasers and radar tiles, or adopt technologies other than those we offer or implement changes in network specifications that our products do not adequately address. For instance, if demand for our products targeting 10 Gigabit PON deployments is lower or slower to materialize than we anticipate, or we fail to deliver a portfolio of 10 Gigabit PON products that meets the full set of solution requirements our customers demand within the requisite market window, our revenues could fail to grow or decline and our results of operations could be adversely affected.  If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations. A failure to predict demand or respond to demand with successful products in timely fashion will materially affect our revenues and profitability.
We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring a liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which may cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry, such as the reported decrease in 2.5 Gigabit PON spending by carriers in China in fiscal year 2017 in preparation for an eventual transition to 10 Gigabit PON deployments, could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Further, if we build inventory specific to non-recurring engineering (NRE) arrangements that we may enter into with our customers from time to time and then fail to achieve one or more required milestones in connection with such NRE arrangements, we may have excess, non-qualified or non-conforming customer specific inventory, which could lead to unsellable inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships caused by product deliveries not made on a timely basis and disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory that we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
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

Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a significant part of our total revenue. Therefore, any financial crisis or other major event causing business disruption in international jurisdictions generally, and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in fiscal 2017 we experienced decreased demand in China for our products targeting 2.5 Gigabit PON, metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed.  Further, in 2016 the U.S. Bureau of Industry and Security temporarily blocked exports of U.S. products to Chinese telecommunications OEM ZTE Corp., and issued an administrative subpoena to the largest such manufacturer, Huawei, which accounted for 15% of our revenue for fiscal year 2016, and which could possibly lead to similar restrictions in the future. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 28, 2017	—	$—	—	—
April 29, 2017 - May 26, 2017	150,806	51.31	—	—
May 27, 2017 - June 30, 2017	5,994	55.92	—	—
	156,800	$51.49	—	—

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
10.1
Second Refinancing Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2017).

10.2
Second Incremental Term Loan Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc., as the initial lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2017).

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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Dated: August 2, 2017	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 2, 2017	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)