Form 10-K
period 2017-09-29
MACOM Technology Solutions Holdings, Inc.
filed 2017-11-15
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2017
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
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2017, the last business day of the registrant's second fiscal quarter, was approximately $2.1 billion based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2017 was 64,263,802.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 29, 2017.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2017

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements, including statements regarding our business outlook, strategy, plans, expectations, estimates and objectives for future operations, our future results of operations and our financial position. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.
Forward-looking statements are neither historical facts nor assurances about future performance. Instead, they are based only on our current beliefs, expectations and assumptions. Because forward-looking statements relate to the future, such statements involve inherent risks, changes and uncertainties that are difficult to predict and many of which are outside of our control. A number of important factors could cause actual results and outcomes to differ materially and adversely from those expressed or implied by our forward-looking statements. We urge you to consider the risks and uncertainties in “Item 1A - Risk Factors” and elsewhere in this Annual Report and the other documents filed by us with the Securities and Exchange Commission (SEC). Except as required by law, we undertake no obligation to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report.
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

PART l
ITEM 1. BUSINESS
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and lightwave spectrum. Our technology enables next-generation radars for air traffic control and weather forecasting, as well as mission success on the modern networked battlefield. We help our customers, including some of the world’s leading communications infrastructure and aerospace and defense companies, solve complex challenges in areas including network capacity, signal coverage, energy efficiency and field reliability, utilizing our best-in-class team and broad portfolio of analog RF, microwave, millimeterwave and photonic semiconductor solutions.
We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 5,000 standard and custom devices, which include integrated circuits (IC), multi-chip modules (MCM), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across more than 60 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (MRI) and unmanned aerial vehicles (UAVs). Our primary markets are: Networks, which includes carrier and enterprise infrastructure and Cloud Data Centers, wired broadband and cellular backhaul, cellular infrastructure, photonic solutions and fiber optic applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and, Multi-market, which includes industrial, medical, test and measurement and scientific applications.
We have built upon a 60-year heritage of delivering innovative solutions dating back to the founding of Microwave Associates, Inc. We utilize our system-level knowledge and our extensive capabilities in high-frequency modeling, IC design, integration, packaging and manufacturing of semiconductors to address our customers’ needs. Our specialized engineers and technologists located across 27 global design centers collaborate with our customers during the early stage of their system development process to incorporate our standard products and identify custom products we can develop to enhance their overall system performance. We intend to continue to expand our revenue opportunities through our market-facing strategy of aligning our solutions with our customers’ needs and collaborating with them during the product definition stage of their systems toward design-in of our products. We believe this approach will allow us to sell more complete semiconductor solutions that integrate more functions and incorporate more highly-valued content into our products. We believe the combination of our market-facing strategy, targeted development projects, our engineering expertise and our fabrication capabilities enables us to identify profitable growth opportunities and rapidly develop and deliver new products and solutions.
Many of our products have long life cycles ranging from five to ten years, and some of our products have been shipping for over 20 years. We continue to develop or acquire new products and technologies to improve our ability to serve our target markets. Our growth strategy is to increase our market share, strengthen our customer relationships and capture more design wins. As we grow our portfolio and technology base, we believe our customers will select more of our components for use in their systems.
We believe our “fab-rite” manufacturing model provides us with a competitive advantage and an attractive financial model by allowing us to utilize our variable cost structure and enabling us to adapt to changing market conditions and customer demands. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters, in Ithaca, New York and in Ann Arbor, Michigan. We manufacture compound semiconductors including Gallium Arsenide (GaAs) and Indium Phosphide (InP), and we are currently in the process of adding Gallium Nitride (GaN) fabrication capacity as well. In the A&D market, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a “Trusted Foundry” offers us further competitive differentiation.
We also utilize external semiconductor foundries to supply us with additional capacity and lower costs, and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies and commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe our fab-rite strategy provides us with dependable domestic supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the experience base cultivated through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
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

Our Markets & Products
The growth of advanced electronic systems using analog RF, microwave, millimeterwave and lightwave semiconductor technologies has created demand for high-performance analog semiconductor components and solutions. The terms RF, microwave and millimeterwave are used to refer to electromagnetic waves in a particular frequency range produced by applying an alternating current to an antenna or conductor. A wide variety of advanced electronic systems rely on electromagnetic waves for high-speed data transmission or reception. We offer high-performance analog semiconductor products for both wireless and wireline applications across the frequency spectrum from RF to millimeterwave and beyond through photonics. We have historically reported our revenue by reference to three primary markets: Networks, A&D and Multi-market. Given the recent increase in the size of the Networks market relative to other markets, and our increasing focus on Cloud Data Center applications, beginning in our fiscal year 2018 we will begin reporting our revenue by reference to the following three primary markets: Industrial and Defense (roughly corresponding to the former A&D and Multi-market combined), Data Center and Telecom.
The market demand for high-performance analog RF, microwave, millimeterwave, and lightwave semiconductors is driven by the growth of mobile Internet devices, cloud computing and streaming video that strain existing network capacity, as well as the growth in advanced information-centric military applications. In addition, the increasing need for real-time information, sensing and imaging functions in industrial, medical, scientific and test and measurement applications is driving demand for our products.
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
Aerospace & Defense. In the A&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, UAVs, RF jammers, electronic countermeasures, and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and GaN technologies due to their high power density, improved power efficiency, and broadband capability. Radar systems for mapping and targeting missions are undergoing a major transition from existing mechanically-scanned radar products to a next-generation of active electronically-scanned array (AESA) based products. Consisting of hundreds or thousands of transmit/receive modules commonly based on GaAs and GaN technologies, AESAs deliver greater speed, range, resolution and reliability over mechanically-scanned radar products that utilize a single transmitter and receiver with mechanical steering. Military communications employing wireless infrastructure and tactical radios in the field remain critical for allowing geographically dispersed operators to exchange information quickly and efficiently. UAVs and their underlying semiconductor content require innovative designs to meet rigorous specifications for high performance, small size and low power consumption.
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
To address our target markets, we offer a broad range of standard and custom ICs, modules and complete subsystems across approximately 60 product lines. Our product catalog currently consists of more than 5,000 products including the following key product platforms: power pallets and transistors, ICs, diodes, switches and switch limiters, passive and active components, MCMs, and complete subsystems. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise with regard to power transistor technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems. The table below presents the major product families and major applications in our primary target markets.

TARGET MARKET	MAJOR PRODUCT FAMILIES		MAJOR APPLICATIONS
Networks	RF Power Transistors - GaN on Si	Carrier Convergence Processors	Wireless Network Infrastructure
	Amplifiers	Enterprise Voice and Data Processors	Wireless Backhaul
	Frequency Multipliers	Fabry-Perot Lasers	Wireless LAN (WiFi)
	Hybrid Mixers	Distributed Feedback Lasers	SatCom/VSAT
	Mixers	Photonic Integrated Circuits (PICs)	5G Communications
	Receivers	Laser Photonic Integrated Circuits (L-PIC)	Cameras
	Transceivers	Crosspoint Switches	DVRs
	Up Converts	Signal Conditioners/Redrivers	Data Center
	Voltage Controlled Oscillators	Bias Networks	Metro
	NLTL GaAs Comb Generators	Couplers	Client Side
	Laser and Modulator Drivers	Filters/Diplexers	Line Side
	Transimpedance Amplifiers (TIAs)	Power Dividers/Combiners	FTTx
	Clock & Data Recovery	Transformers/Baluns	CATV Head-End
	Optical Post Amplifiers	Resistor Products	CATV HFC Infrastructure
	LED/Laser Drivers for Display	Inductor Products	CATV/Satellite Set Top Box
	PIN Limiter Diodes	Capacitors	FTTx Infrastructure
	PIN Switch and Attenuator Diodes	Transmitter Optical Sub-Assemblies (TOSA)	Distribution Amplifiers
	Schottky Mixer and Detector Diodes	Receiver Optical Sub-Assemblies (ROSA)	Format Conversion
	Multiplier Step Recovery Diodes	SDI Cable Drivers	Router/Switch Monitoring Switchers
	Varactor Tuning Diodes	SDI Cable Equalizers	Backplane Connectivity
	Germanium Tunnel Diodes	SDI Reclockers	Packet Switchers and Routers
	DC Voltage Current Limiter	HDcctv Cable Drivers	Storage Area Networks
	Wide Area Networks	HDcctv Cable Equalizers	Transport Networks/OTN
	Voice-over-IP (VoIP) Processors	HDcctv Reclockers

TARGET MARKET	MAJOR PRODUCT FAMILIES		MAJOR APPLICATIONS
Aerospace and Defense	RF Power Transistors - Silicon Bipolar	Power Detectors	5G Communications
	RF Power Transistors - Silicon MOSFET	Switches	Communications
	GaN and GaAs Device Bias Sequencer	Voltage Variable Attenuators	Electronic Warfare
	RF Power - Silicon Bipolar Pallet and Modules	Phase Detectors	Radar
	Amplifiers	Current Regulators	Active Antennas
	PIN Limiter Diodes	Schottky Barrier Rectifier Chip Series	Space and Hi-Rel
	PIN Switch and Attenuator Diodes	Silicon Switching Diodes
	Schottky Mixer and Detector Diodes	Ultrafast Rectifier Diodes
	Multiplier Step Recovery Diodes	Zener Diode Chips
	Varactor Tuning Diodes	TC Zener Reference Diodes
	Germanium Tunnel Diodes	Low Noise Zener Diode
	DC Voltage Current Limiter	Silicon Zener Diodes
	CMOS Switch Drivers	Silicon Controlled Rectifiers
	Digital Attenuators	PNP Transistors
	Digital Phase Shifters	NPN Power Transistors
	IQ Modulators/Demodulators	NPN RAD Hard Small Signal Transistors
Limiters

Multi-Market	RF Power Transistors - GaN-on-Si	PIN Switch and Attenuator Diodes	5G Communications
	RF Power Transistors - Silicon Bipolar	Schottky Mixer and Detector Diodes	Industrial
	RF Power Transistors - Silicon MOSFET	Multiplier Step Recovery Diodes	Test and Measurement
	GaN and GaAs Device Bias Sequencer	Varactor Tuning Diodes	Healthcare
	RF Power - Silicon Bipolar Pallet and Modules	Germanium Tunnel Diodes	Automotive Ignition
	Amplifiers	DC Voltage Current Limiter	Industrial Cooking
	Frequency Multipliers	CMOS Switch Drivers	Industrial Drying
	Hybrid Mixers	Digital Attenuators	Medical Tumor Ablation
	Mixers	Digital Phase Shifters	Plasma Street Lighting
	Receivers	IQ Modulators/Demodulators
	Transceivers	Limiters
	Up Converters	Power Detectors
	Voltage Controlled Oscillators	Switches
	NLTL GaAs Comb Generators	Voltage Variable Attenuators
	PIN Limiter Diodes	Phase Detectors

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
Research and development expenses were $148.0 million, $107.7 million and $82.2 million for fiscal years 2017, 2016 and 2015, respectively. We anticipate that we will continue to make significant research and development expenditures in order to drive future new product and process introductions and maintain our competitive position.
Sales and Marketing
We employ a global multi-channel sales strategy and support model intended to facilitate our customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff, our global network of independent sales representatives, resellers and distributors, as well as an e-commerce channel. We have strategically positioned our direct sales and applications engineering staff in 36 locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. Our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allow us to extend our sales capabilities to new customers in new geographies more cost effectively than using our direct sales force alone.
Our products are principally sold in Asia, the U.S. and Europe, which is where we concentrate our direct sales force, application engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 19.3%, 13.2% and 20.7% of our revenue in fiscal years 2017, 2016 and 2015, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. For fiscal year 2017, one direct customer, Huawei Technologies (Huawei) at 10%, individually accounted for 10% or more of our revenue. For fiscal year 2016, two direct customers, Huawei and Alltek, individually accounted for more than 10% of our revenue at 15% and 12%, respectively. In fiscal year 2015, one direct customer accounted for more than 10% of our revenue, Alltek at 12%. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company (Richardson), accounted for 10.5%, 10.6% and 17.7% of our revenue in fiscal years 2017, 2016 and 2015, respectively. Our top 25 direct customers accounted for an aggregate of 59.1%, 65.8% and 54.6% of our revenue in fiscal years 2017, 2016 and 2015, respectively.
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
We compete with Analog Devices, Inc. (ADI) across our primary markets, Networks, A&D and Multi-market. In the Networks market, we also compete with NXP Semiconductors N.V., Inphi Corporation, Broadcom LTD. (Broadcom), and Semtech Corporation. In the A&D market, we also compete with Cobham Defense Electronic Systems Corporation (Cobham), Microsemi Corporation (Microsemi) and Qorvo, Inc. (Qorvo). In the Multi-market arena, we also compete with Cobham, Broadcom, Microsemi and Skyworks Solutions, Inc. (Skyworks).
Segment and Geographic Information
We manage our operations in one reportable segment. Financial information about our operations, including our revenue and long-lived assets by geographic region, is included in our consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data” appearing elsewhere below.
Risks attendant to our foreign operations are discussed in this Annual Report under "Item 1A - Risk Factors."
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
 As of September 29, 2017, we had 763 U.S. and 120 foreign issued patents and 129 U.S. and 116 foreign pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2017 to 2036. We do not regard any of the patents scheduled to expire in the next 12 months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters and our Ithaca, New York and Ann Arbor, Michigan facilities. We believe having U.S.-based wafer fabrication lines is a competitive advantage for us over competitors that do not have this capability, because it provides us with greater control over quality, a secure source of supply and a domestic source for U.S. A&D customers. We also believe that our U.S.-based wafer fabrication lines allow us to develop products faster with shorter production lead times than if we utilized external foundries, and allow us to efficiently produce a wide range of low, medium and high volume products. We perform internal assembly and test functions at our Lowell and Lawrence, Massachusetts, Long Beach, California, Ithaca, New York, Nashua, New Hampshire, Ann Arbor, Michigan and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers. Our operations staff has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-rite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies our operations, provides access to other process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully-outsourced turnkey manufacturing of our products.
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
While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We routinely utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if a supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, changes or discontinues the process in which components or wafers are manufactured or declines to continue supplying us for competitive or other reasons, as discussed in more detail in “Item 1A. “Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The International Organization for Standards (ISO) provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. Our following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell and Lawrence, Massachusetts; Ithaca, New York; Long Beach, Santa Clara and Newport Beach, California; Morrisville, North Carolina; Nashua, New Hampshire; Hsinchu, Taiwan and Sydney, Australia, and the following locations have each received ISO 9001:2008 certifications: Ann Arbor, Michigan; Belfast, Northern Ireland; Cork, Ireland and Tokyo, Japan. In addition, our Lowell, Massachusetts facility has received an ISO 14001:2005 environmental management systems certification and our Tokyo, Japan facility has received an ISO 14001:2005 certification.

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
Employees
As of September 29, 2017, we employed approximately 1,800 individuals worldwide. None of our domestic employees are represented by a collective bargaining agreement; however, as of September 29, 2017, approximately 22 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.
History and Recent Developments
We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.
MACOM Technology Solutions Inc., our primary operating subsidiary, which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeterwave and lightwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. MACOM Technology Solutions Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. The heritage of some of our business operations date back over 60 years to the founding of Microwave Associates, Inc. and the MACOM brand date back over 30 years.
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
In February 2014, we completed the acquisition of Nitronex, LLC (Nitronex), a designer, developer, manufacturer and marketer of GaN semiconductors (the Nitronex Acquisition). We acquired Nitronex from a party under common control. As a result, we have accounted for the Nitronex Acquisition as a pooling of interest from the date of acquisition by the common control party in June 2012. The original acquisition of Nitronex by the common control party was accounted for as a purchase. Our financial statements have been retroactively combined to include the results of operations of Nitronex from June 2012.
In December 2014, we acquired BinOptics Corporation (BinOptics), a leading merchant provider of InP lasers for Cloud Data

Centers, mobile backhaul, silicon photonics and access networks (the BinOptics Acquisition) to broaden our position in the optical components market.
In August 2015, we divested our Automotive business to Autoliv ASP Inc. (Autoliv). The business did not meet our expectations for profitable growth.
In December 2015, we acquired FiBest Limited (FiBest), a Japan-based merchant market component supplier of optical sub-assemblies (the FiBest Acquisition). We acquired FiBest to expand our position in optical networking components.
In December 2015, we acquired Aeroflex/Metelics, Inc. (Metelics), a diode supplier, in order to expand our existing diode product lines (the Metelics Acquisition).
In January 2017, we acquired Applied Micro Circuits Corporation (AppliedMicro), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the AppliedMicro Acquisition). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications.
In connection with the acquisition of AppliedMicro, we announced a plan to divest its Compute business. On October 27, 2017, we sold the Compute business and received an equity interest in the buyer.
In May 2017, we completed the acquisition of Triple Play Communications Corporation (TPC) a privately-held company based in Melbourne, Florida. We acquired TPC in order to further expand our design center capabilities.
In July 2017, we completed the acquisition of certain assets of Antario Technologies (Antario), Inc. a privately-held company based in Taiwan and in Milpitas, California. We acquired Antario in order to expand our design center capabilities.
In August 2017, we completed the acquisition of certain assets of Picometrix LLC (Picometrix), a supplier of optical-to-electrical converters for data center infrastructure (the Picometrix Acquisition). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications.
We intend to continue to pursue acquisitions of technologies, design teams, products and companies that complement our strengths and help us execute our strategies. Our acquisition strategy is intended to accelerate our revenue growth, expand our technology portfolio, grow our addressable market and create shareholder value. We believe our management team has a proven track record in identifying, acquiring and successfully integrating companies and technologies in the high-performance analog semiconductor industry.
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

A new product design effort may last 12 to 18 months or longer, and requires significant investment in engineering hours and materials, as well as sales and marketing expenses, which may not be recouped if the product launch is unsuccessful. The introduction of new products by our competitors, the delay or cancellation of a platform for which any of our semiconductor solutions is designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors obtaining design wins. We may be unable to design, introduce, manufacture or deliver new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers more slowly than we expect. In that case, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.
Underutilization, price competition, acquisitions and various other factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.
If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher average unit costs and lower gross margin. Similarly, when we compete for business on the basis of our products’ unit price, the average selling price of our products is reduced, negatively affecting our gross margins. We have in the past and may in the future acquire businesses with lower-margin products that reduce our overall gross margins. Our various products have different gross margins. Increased sales of lower-margin products, such as certain of our more mature products, in a given period relative to sales of higher-margin products, may cause us to report lower overall gross margin. In addition, increased raw material costs, changes in manufacturing yields, more complex engineering requirements and certain other factors can reduce our gross margins from time to time. We have experienced periods where our gross margin declined due to these and other factors, and expect these factors will have an adverse impact on our business, financial condition and results of operations from time to time in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.

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

▪
the amount of new customer orders we book and ship in any particular fiscal quarter, which accounts for a material amount of our net revenue in any particular quarter, and which can often be weighted toward the latter part of each fiscal quarter, making the timing of recognition of the associated revenue difficult to forecast and susceptible to slippage between quarters;

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

▪	the gain or loss of a key customer or significant changes in demand from or the financial condition of one or more key customers;

▪	fluctuations in the levels of component inventories held by our customers, as well as their ability to manage the inventory that they hold and to forecast accurately their demand for our products;

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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results and related expectations for future periods. If our operating results in any period do not meet our publicly stated guidance or the expectations of investors or securities analysts, our stock price may decline. Similarly, any publicly stated guidance we provide in the future may fail to meet the expectations of investors or securities analysts and our stock price may decline as a result. For example, on August 1, 2017 we announced results of operations for our third quarter of fiscal year 2017 and a financial outlook for our fourth quarter of fiscal year 2017 that were below the then-current consensus of securities analyst expectations. The closing price per share of our common stock thereafter declined from $61.06 on August 1, 2017 to $45.50 on August 2, 2017, and further to $39.67 on August 18, 2017, representing a cumulative decline of approximately 35.0%.

If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends on our ability to anticipate demand and respond to that demand with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: Networks, A&D and Multi-market generally, and in the optical networks market in particular, which accounted for 59% of our revenue in the fiscal year ended September 29, 2017. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we anticipate significant growth in the demand for our products in Cloud Data Centers, and have focused significant internal resources to meet that anticipated demand. Our ability to capitalize on this and our other previously announced market opportunities in 100G optical networks, GaN technology and active antennas will depend on, among other things, the future size and growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including macro-economic factors, insufficient consumer demand, technological hurdles, research and development delays, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes and changes in export controls or other regulatory environments. For example, in fiscal year 2017 we experienced decreased demand in China for our products targeting 2.5 Gigabit passive optical networks (PON), metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed.  Even if our primary markets grow, demand for our products in those markets may fail to grow in the event that they fail to embrace next-generation technologies we offer such as GaN-on-Silicon, etched facet lasers and radar tiles, or adopt technologies other than those we offer or implement changes in network specifications that our products do not adequately address. For instance, if demand for our products targeting 10 Gigabit PON or Cloud Data Center deployments is lower or slower to materialize than we anticipate, or we fail to deliver a portfolio of 10 Gigabit PON or Cloud Data Center products that meets the full set of solution requirements our customers demand within the requisite market window, our revenues could fail to grow or decline and our results of operations could be adversely affected.  If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations. A failure to predict demand or respond to demand with successful products in timely fashion will materially affect our revenues and profitability.
We typically depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended September 29, 2017, sales to two of our direct and distribution customers each accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 52% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
Our investment in technology as well as research and development may not be successful, which may impact our profitability.
The semiconductor industry requires substantial investment in technology as well as research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $148.0 million for the fiscal year ended September 29, 2017. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. For example, in July 2013, we announced that we had licensed GaN on Silicon Carbide (GaN-on-SiC) process technology from Global Communications Semiconductors, LLC (GCS) and would be installing such process technology to our Lowell, Massachusetts manufacturing facility. In our fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on-SiC license and technology transfer to focus on development of our GaN-on-Silicon efforts and incurred associated charges of $13.8 million, including a write-off of $10.1 million of intangible assets. Following our Nitronex Acquisition, we announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, opportunity for strategic partnerships and licensing programs, market applicability and potential positive impact on our market share of GaN-on-Silicon technology, which is a focus of the Nitronex business. We have in the past and may in the future experience unexpected difficulties, expenses or delays in qualifying our GaN-on-Silicon process technology either internally or at one or more third party foundries and qualifying related products with our customers, and are currently engaged in a litigation with a licensor of this technology as described elsewhere in this Annual Report. We may not be successful in our licensing, process or product qualification, manufacturing cost reduction or marketing efforts related to GaN-on-Silicon, may not realize the competitive advantage we anticipate from related investments and may not realize customer demand for this technology that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We also have undertaken significant research and development efforts aimed at new products targeting emerging market segments where we see potential for growth including the wireless base station, Cloud Data Center and active antenna and radar tile markets. We may not be successful in our research and development efforts or may not realize the competitive advantage, revenues or profits we anticipate from these new products, any of which may lead to higher research and development expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock.
We may incur significant risk and expense in attempting to win new business and such efforts may never generate revenue.
To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win”. These competitive selection processes can be lengthy and can require us to incur significant and unreimbursed design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity, particularly when seeking to develop or introduce solutions in new markets. We may not win the competitive selection process or may never generate any revenue despite incurring significant design and development expenditures and selling, general and administrative expenses. Failure to obtain a design win may prevent us from supplying components for an entire generation of a customer’s system. This can result in lost or foregone revenue and could weaken our position in future competitive selection processes or cause us to fail to meet revenue projections or expectations.
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
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring a liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which may cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry, such as the reported decrease in 2.5 Gigabit PON spending by carriers in China in fiscal year 2017 in preparation for an eventual transition to 10 Gigabit PON deployments, could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Further, if we build inventory specific to non-recurring engineering (NRE) arrangements that we may enter into with our customers from time to time and then fail to achieve one or more required milestones in connection with such NRE arrangements, we may have excess, non-qualified or non-conforming customer specific inventory, which could lead to unsellable inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships caused by late product deliveries disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory that we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
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
We operate in the semiconductor and optical networking industries, each of which is cyclical and subject to significant downturns.
Each of the semiconductor industry and the optical networking industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. Each industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices. Downturns in these industries may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced decreases in our revenue, profitability, cash flows and stock price during such downturns in the past, and may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.

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
The product families we acquired in our AppliedMicro acquisition face challenges due to declining sales of older products and the evolving dynamics of the networking and communications industries.
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
 We have operations in Europe, Asia and Australia, and customers around the world. In addition, in December 2015, we acquired FiBest, a Japan-based merchant market component supplier of optical sub-assemblies. The FiBest Acquisition significantly increased our overall scope of operations and employee base in Japan. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our international operations may make them more difficult to manage effectively.
The legal system in many of the regions where we conduct business can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under these legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements and norms regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act. Sales to customers located outside the U.S. accounted for 62.1% of our revenue for the fiscal year ended September 29, 2017.
Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis or other major event causing business disruption in international jurisdictions generally, and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in fiscal year 2017 we experienced decreased demand in China for our products targeting 2.5 Gigabit PON, metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed.  Further, in 2016 the U.S. Bureau of Industry and Security temporarily blocked exports of U.S. products to Chinese telecommunications OEM ZTE Corp., and issued an administrative subpoena to the largest such manufacturer, Huawei, which accounted for 15% of our revenue for fiscal year 2016, and which could possibly lead to similar restrictions in the future. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.
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
In addition, if terrorist activity, armed conflict, civil, economic or military unrest, natural disasters, embargoes or other economic sanctions or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. Major health pandemics could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events could have a material adverse effect on our operating results.
We expect to make future acquisitions and investments, which involve numerous risks.
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
We may sell one or more of our product lines, from time to time, as a result of our evaluation of our products and markets, and any such divestiture could adversely affect our continuing business.
We periodically evaluate our various product lines and may, as a result, consider the divestiture of one or more of those product lines. For example, in August 2015, we sold our Automotive business based on our belief that it was not consistent with our long-term strategic vision from a growth and profitability perspective. More recently, in October 2017, we sold the Compute business that we had acquired through the AppliedMicro Acquisition, as the products were not complementary to our product portfolio and did not strategically align with our long-term focus.
Divestitures have inherent risks, including the expense of selling the product line, the possibility that any anticipated sale will be delayed or will not occur, the potential failure to realize the perceived strategic or financial merits of the divestment, difficulties in the separation of operations, services, information technology, products and personnel, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes.
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
Our acquired companies and businesses may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have no recourse or limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.
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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline. For instance, the AppliedMicro business is a licensee of the ARM Limited (ARM) 64-bit instruction set architecture (ISA), and continued license rights will depend upon our ability to successfully renew or otherwise maintain our license rights to that ISA, as well as the timely delivery by ARM of various updates and other support under the license agreement. There can be no guarantee that the existing ARM license rights, some of which expired in fiscal year 2016, will be sufficient to enable AppliedMicro to fully develop and implement its ARM-based product roadmap. The success of the AppliedMicro ARM-based products will also depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems, and the anticipated timeframe within which such incorporation occurs.
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
In particular, our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. The majority of our internally-manufactured semiconductor products are fabricated in our Lowell, Massachusetts headquarters and our facility in Ithaca, New York. The majority of the internal and outsourced assembly and test facilities we utilize are located in the Pacific Rim and some of our internal design, assembly and test facilities are located in California regions with above average seismic and severe weather activity. In addition, our research and development personnel are concentrated in a few locations, with the expertise of the personnel at each such location generally focused on one or two specific areas. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and, in some instances, could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations. In particular, any catastrophic loss at our Lowell, Massachusetts headquarters or our Ithaca, New York facility could materially and adversely affect our business and financial results, revenue and profitability.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 19.3% of our revenue for the fiscal year ended September 29, 2017, and sales to our largest distributor, Richardson, represented 10.5% of our revenue in the same period. If our distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We operate a leased semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts, and at our Ithaca, New York and Ann Arbor, Michigan sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Long Beach, California, Nashua, New Hampshire, Hsinchu, Taiwan, and Tokyo, Japan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the following:

▪	the level of demand for our products;

▪	our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner in response to changes in demand for our products;

▪	our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities;

▪	our ability to qualify our facilities for new products and process technologies in a timely manner;

▪	the availability of raw materials, including GaAs, SiGe and InP substrates and high purity source materials such as gallium, aluminum, arsenic, carbon, nitrite, indium and silicon;

▪	our manufacturing cycle times and yields;

▪	the political and economic risks associated with our reliance on outsourced Asian assembly and test suppliers;

▪	the location of our facilities and those of our outsourced suppliers;

▪	natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers;

▪	our ability to hire, train, manage and retain qualified production personnel;

▪	our compliance with applicable environmental and other laws and regulations;

▪	our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and,

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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of September 29, 2017, we had $1,084.8 million of gross federal net operating loss (NOL) carryforwards, which will expire at various dates through 2036. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited and, as a result of our conclusion that recovery of our U.S. deferred tax assets, including those assumed in the AppliedMicro Acquisition, is not considered more likely than not, we established a full valuation allowance against our U.S. deferred tax assets as of September 29, 2017. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock. In addition, certain intercompany loans could be re-characterized as equity for tax purposes resulting in additional tax on the repatriation of the loan to the U.S.
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
The construction of a new headquarters facility for us in Lowell, Massachusetts may not be completed on time, on budget or at all, or may lead to disruptions in our business.
The owner and lessor of our current corporate headquarters and wafer fabrication facility, located in Lowell, Massachusetts, is currently constructing a new and adjacent headquarters facility for lease to us. We cannot guarantee that the construction will be completed on time, on budget, or at all. Delay or failure on the part of the owner to construct the new headquarters facility could limit our ability to hire additional staff and expand our operations at this location, result in unanticipated expense and management distraction, or otherwise disrupt our business, and could adversely affect our financial condition and results of operations.
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
If we do not effectively manage any future growth, we may not be able to take advantage of attractive opportunities in our markets, our operations may be impacted, and we may experience delays in delivering products to our customers or damaged customer relationships and achieve lower than anticipated revenue and decreased profitability.
We may incur higher than expected expense from or not realize the expected benefits, of consolidation, outsourcing and restructuring initiatives designed to reduce costs and increase revenue across our operations.
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities, workforce reductions, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. These initiatives can be substantial in scope and disruptive to our operations and they can involve large expenditures. In fiscal years 2017, 2016, and 2015, we incurred restructuring charges of $2.7 million, $3.5 million and $1.3 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease or associated environmental liability, any of which may be material in amount. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and the need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer. Any of these issues or our failure to realize the expected benefits of these initiatives could harm our results of operations and reduce the price of our common stock.

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
We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties or those nearby are contaminated, even if we did not cause the contamination. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, third party commercial waste disposal sites we utilize or sites we become associated with due to acquisitions. We cannot predict:

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

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us or agreed settlement payment could materially harm our business, financial condition and results of operations. For example, since 1993, MACOM Connectivity Solutions, LLC (formerly known as AppliedMicro) has been named as a potentially responsible party (PRP) along with more than 100 other companies that used the Omega Chemical Corporation waste treatment facility in Whittier, California (the Omega Site). The U.S. Environmental Protection Agency (EPA) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (OPOG), which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby.
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
As of September 29, 2017, we had a term loan outstanding of $686.7 million and a revolving credit facility with $160.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

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
For example, on August 1, 2017 we announced results of operations for our third quarter of fiscal year 2017 and a financial outlook for our fourth quarter of fiscal year 2017 that were below the then-current consensus of securities analyst expectations. The closing price per share of our common stock thereafter declined from $61.06 on August 1, 2017 to $45.50 on August 2, 2017, and further to $39.67 on August 18, 2017, representing a cumulative decline of approximately 35.0%. Furthermore, the stock markets recently have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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
We are required to maintain disclosure controls and procedures and internal controls over financial reporting that are effective for the purposes described in "Item 9A.- Controls and Procedures" below.
As disclosed in "Item 9A.- Controls and Procedures” below, in fiscal year 2015 our management identified a material weakness in our internal control over financial reporting related to our information technology general controls in the areas of user access and program change management for certain information technology systems that comprise part of our system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective during the previously reported fiscal year ended October 2, 2015.
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
Our largest stockholders control a significant amount of our outstanding common stock. As of September 29, 2017, John and Susan Ocampo beneficially owned 30.4% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
In December 2016, we closed the sale and subsequent leaseback of our 157,600 square foot semiconductor manufacturing and corporate headquarters facility and related property located in Lowell, Massachusetts. In conjunction with this transaction, we also entered into a 20-year build-to-suit lease arrangement for the construction and subsequent lease back of an additional facility to be located at 144 Chelmsford Street. The construction of this additional facility is currently in process and is expected to be complete in calendar year 2018.
We also maintain leased facilities for our design centers located in Massachusetts, California, North Carolina, New York, Rhode Island, Oregon, Florida, Michigan, New Jersey, Pennsylvania, Canada, Taiwan, India, Ireland, the United Kingdom, France, the Netherlands, Japan, Australia and China as well as for our administrative, assembly and test operations located in California, New Hampshire, and Taiwan, and our local sales offices in Oregon, Canada, Germany, Malaysia, China, Japan, India, and South Korea. We believe that our leased facilities are adequate for our present operations. In addition to our corporate headquarters facility the following is a list of our main leased facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A,P&F,R&D,T&A and AE	60,700	December 2036
Newport Beach, California	A, R&D, A&E and S&M	68,435	December 2019
Long Beach, California	A, T&A, R&D and S&M	25,317	December 2017
Ithaca, New York	A, P&F, R&D and T&A	30,600	December 2025
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
Santa Clara, California	A, R&D, A&E	40,264	October 2024
Nashua, New Hampshire	A,T&A	17,000	December 2018
Ann Arbor, Michigan	A, P&F, R&D and T&A	50,335	May 2021
Pune, India	A, R&D, A&E, RT	44,986	January 2019
Lawrence, Massachusetts	A, T&A, AE and RT	38,352	January 2019
1) Major activities include Administration (A), Research and Development (R&D), Production and Fabrication (P&F), Sales and Marketing (S&M), Application Engineering (AE), Test and Assembly (T&A) and Reliability Testing (RT).

For additional information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Notes to Consolidated Financial Statements in "Item 8. - Financial Statements and Supplementary Data" below.

ITEM 3. LEGAL PROCEEDINGS.
From time to time we may be subject to commercial and employment disputes, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any pending legal proceedings as of the filing date of this Annual Report that we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (Infineon Americas) and Infineon Technologies AG (Infineon AG and collectively, with Infineon Americas, Infineon) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017.  MACOM answered the counterclaims on August 16, 2017.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (International Rectifier) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products. In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 7, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and MACOM appealed the modification order on April 5, 2017. The appeals are fully briefed and were argued together on September 6, 2017, with a decision expected in the next few months. Meanwhile, the district court case is proceeding, with trial set to begin on February 26, 2019.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “MTSI” since March 15, 2012. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market. The number of stockholders of record of our common stock as of November 10, 2017 was approximately 14. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
The high and low sales prices of our common stock by quarter in fiscal years 2017 and 2016 follows:

Fiscal Year 2017	High	Low
First quarter	$53.80	$35.33
Second quarter	50.10	43.18
Third quarter	62.75	44.46
Fourth quarter	65.99	39.23

Fiscal Year 2016	High	Low
First quarter	$43.19	$27.34
Second quarter	45.46	32.96
Third quarter	44.97	29.56
Fourth quarter	44.10	30.58
We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Our credit facility also contains restrictions on our ability to pay cash dividends, subject to certain exceptions.
Stock Price Performance Graph
The following graph shows a comparison from September 28, 2012 through September 29, 2017 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $12.70 on September 28, 2012 and in the NASDAQ Composite Index and the PHLX Semiconductor Index on the closest month end date of September 28, 2012, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	September 28, 2012	September 27, 2013	October 3, 2014	October 2, 2015	September 30, 2016	September 29, 2017

MACOM Technology Solutions Holdings, Inc.	$100.00	$135.51	$170.31	$226.54	$333.39	$351.26
NASDAQ Composite Index	$100.00	$123.09	$147.50	$156.94	$179.29	$221.75
PHLX Semiconductor Index	$100.00	$130.76	$168.97	$167.99	$235.36	$335.63

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017—July 28, 2017	—	$—	—	—
July 29, 2017—August 25, 2017	10,562	41.09	—	—
August 26, 2017—September 29, 2017	—	—	—	—
Total	10,562	$41.09	—	—

(1)
Our board of directors has approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, as well as "Item 1A - Risk Factors” and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We derived (i) the statements of operations data for the fiscal years 2017, 2016 and 2015, and (ii) the balance sheet data as of September 29, 2017 and September 30, 2016, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the statements of operations data for the fiscal years 2014 and 2013 and balance sheet data as of October 2, 2015, October 3, 2014 and September 27, 2013 from our audited consolidated financial statements, adjusted for discontinued operations, which do not appear elsewhere in this Annual Report. We adopted a 52-or 53-week fiscal year ending on the Friday closest to September 30.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data (1):
Revenue	$698,772	$544,338	$420,609	$339,189	$242,703
Gross profit	326,884	281,609	203,590	140,940	109,198
(Loss) income from operations	(16,084)	13,248	10,092	(27,827)	7,703
(Loss) income before income taxes	(49,505)	(21,571)	(15,400)	(40,900)	2,946
Income tax expense (benefit)	100,911	(17,983)	(9,858)	(16,086)	283
(Loss) income from continuing operations	(150,416)	(3,588)	(5,542)	(24,814)	2,663
(Loss) income from discontinued operations	(19,077)	5,022	54,131	9,491	15,533
Net (loss) income attributable to common stockholders	$(169,493)	$1,434	$48,589	$(15,323)	$18,196

Basic (loss) income per common share:
(Loss) income from continuing operations	$(2.48)	$(0.07)	$(0.11)	$(0.53)	$0.06
(Loss) income from discontinued operations	(0.31)	0.09	1.06	0.20	0.34
Net (loss) income) - basic	$(2.79)	$0.03	$0.95	$(0.33)	$0.40
Diluted (loss) income per common share:
(Loss) income from continuing operations	$(2.48)	$(0.07)	$(0.11)	$(0.53)	$0.06
(Loss) income from discontinued operations	(0.31)	0.09	1.06	$0.20	$0.33
Net (loss) income - diluted	$(2.79)	$0.03	$0.95	$(0.33)	$0.39
Shares used to compute net (loss) income per common share:
Basic	60,704	53,364	51,146	47,009	45,916
Diluted	60,704	53,364	51,146	47,009	47,137

	As of
	September 29, 2017	September 30, 2016	October 2, 2015	October 3, 2014	September 27, 2013
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$130,104	$332,977	$122,312	$173,895	$110,488
Working capital	445,778	520,794	312,743	287,703	194,289
Total assets	1,637,123	1,188,551	860,834	675,852	316,635
Long-term debt and capital leases, less current portion	678,746	576,345	335,087	336,796	—
Stockholders’ equity	$777,374	$462,784	$424,533	$228,567	$247,141
_______________________________________________________________________________________________________

(1)	See Results of Operations in Item 8 and Consolidated Statements of Operations and our Notes to Consolidated Financial Statements for additional information for fiscal years 2017, 2016 and 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in "Item 1A - Risk Factors” and elsewhere in this Annual Report.

OVERVIEW
See "Item 1 - Business" for additional information.
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and lightwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 5,000 standard and custom devices, which include integrated circuits (IC), multi-chip modules, power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across approximately 60 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems (MRI) and unmanned aerial vehicles (UAVs). Our primary markets are: Networks, which includes carrier and enterprise infrastructure, wired broadband and cellular backhaul, cellular infrastructure, photonic solutions, data centers and fiber optic applications; Aerospace and Defense (A&D), which includes military and commercial radar, RF jammers, electronic countermeasures, and communication data links; and, Multi-market, which includes industrial, medical, test and measurement and scientific applications.

Basis of Presentation
We have one reportable operating segment. All intercompany balances have been eliminated in consolidation. Certain prior period financial statement amounts, such as debt and leases payable and deferred revenue have been adjusted to conform to currently reported presentations.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2017, 2016 and 2015 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year.
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeterwave and lightwave spectrum and in high speed communications. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.
We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop custom and standard products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling of our more than 60 product lines;

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP) in the U.S., requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves and share-based compensation.
When we evaluate inventory for excess quantities and obsolescence, we utilize historical product usage experience and expected demand for establishing our reserve estimates. Our actual product usage may vary from the historical experience and estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, both of these factors may result in us recording excess and obsolete inventory amounts that do not match the required amounts.
Significant management judgment is required in our valuation of goodwill and intangible assets and when assessing for potential impairment, many of which are based the creation of forecasts of future operating results that are used in the valuation, including (i) estimation of future cash flows, (ii) estimation of the long-term rate of growth for our business, (iii) estimation of the useful life over which cash flows will occur, (iv) terminal values, if applicable, and (v) the determination of our weighted average cost of capital, which helps determine the discount rate. It is possible that these forecasts may change and our performance projections included in our forecasts of future results may prove to be inaccurate. If our actual results, or the forecasts and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. The value of our goodwill and purchased intangible assets could also be impacted by future adverse changes such as a decline in the valuation of technology company stocks, including the valuation of our common stock, or a significant slowdown in the worldwide economy or in the optical communications equipment or semiconductor industry.
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
We account for share-based compensation arrangements using the fair value method as described in Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in this Annual Report. There are a significant number of estimates and assumptions required for the initial valuation of certain transactions as well as for the ongoing valuation of certain share-based compensation items. These estimates may vary significantly and the assumptions may not be accurate resulting us to make adjustments to historically recorded balances. Historically, we have not experienced material differences in our estimates and actual results.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.

RESULTS OF OPERATIONS
As discussed in Note 21 - Discontinued Operations to our Consolidated Financial Statements included in this Annual Report, we have adjusted certain amounts associated with discontinued operations in our results of operations, cash flows and assets and liabilities for all periods presented.
The following table sets forth, for the periods indicated, our statement of operations data (in thousands):

	Fiscal Years
	2017	2016	2015

Revenue	$698,772	$544,338	$420,609
Cost of revenue (1) (4)	371,888	262,729	217,019
Gross profit	326,884	281,609	203,590
Operating expenses:
Research and development (1)	147,986	107,698	82,188
Selling, general and administrative (1) (3) (5) (8)	187,886	145,433	110,030
Impairment charges (7)	4,352	11,765	—
Restructuring charges	2,744	3,465	1,280
Total operating expenses	342,968	268,361	193,498
(Loss) income from operations	(16,084)	13,248	10,092
Other (expense) income:
Warrant liability expense (2)	(2,522)	(16,431)	(6,020)
Interest expense	(28,855)	(18,427)	(18,376)
Other (expense) income, net	(2,044)	39	(1,096)
Other expense, net	(33,421)	(34,819)	(25,492)
Loss before income taxes	(49,505)	(21,571)	(15,400)
Income tax expense (benefit)	100,911	(17,983)	(9,858)
Loss from continuing operations	(150,416)	(3,588)	(5,542)
(Loss) income from discontinued operations (5) (6)	(19,077)	5,022	54,131
Net (loss) income	$(169,493)	$1,434	$48,589

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Fiscal Years
	2017	2016	2015
(a) Intangible amortization expense:
Cost of revenue	$30,286	$26,615	$27,285
Selling, general and administrative	35,456	23,640	11,695
(b) Share-based compensation expense:
Cost of revenue	3,189	2,150	1,949
Research and development	10,565	6,568	5,447
Selling, general and administrative	22,581	18,236	12,039

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)
Includes specific litigation costs of $2.3 million, $2.2 million and $0.9 million incurred in fiscal years 2017, 2016 and 2015, respectively, primarily related to the GaN lawsuit. See Note 13 - Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report for additional information.

(4)
In fiscal years 2017, 2016 and 2015, includes approximately $43.2 million, $2.1 million and $5.5 million, respectively, of costs for step-up in valuation of acquired business inventories to fair value.

(5)
Includes change in control payments of $21.3 million for fiscal year 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $9.3 million was recorded as discontinued operations.

(6)	See Note 20 - Discontinued Operations to the Consolidated Financial Statements included in this Annual Report for additional information.

(7)
Includes impairment charges of $4.4 million during fiscal year 2017 related to the revaluation of IPR&D technology placed in service during the fiscal year, as well as impairment related charges of $11.8 million during fiscal year 2016 related to the exiting of a product line.

(8)
Includes acquisition and transaction related costs of $10.9 million associated with the AppliedMicro Acquisition during fiscal year 2017, and $2.7 million and $0.5 million associated with the FiBest Acquisition and Metelics Acquisition during fiscal year 2016.

The following table sets forth, for the periods indicated, our statement of operations data expressed as a percentage of our revenue:

	Fiscal Years
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	53.2	48.3	51.6
Gross profit	46.8	51.7	48.4
Operating expenses:
Research and development	21.2	19.8	19.5
Selling, general and administrative	26.9	26.7	26.2
Impairment charges	0.6	2.2	—
Restructuring charges	0.4	0.6	0.3
Total operating expenses	49.1	49.3	46.0
(Loss) income from operations	(2.3)	2.4	2.4
Other (expense) income:
Warrant liability expense	(0.4)	(3.0)	(1.4)
Interest expense	(4.1)	(3.4)	(4.4)
Other (expense) income, net	(0.3)	—	(0.3)
Other expense, net	(4.8)	(6.4)	(6.1)
(Loss) before income taxes	(7.1)	(4.0)	(3.7)
Income tax expense (benefit)	14.4	(3.3)	(2.3)
Loss from continuing operations	(21.5)	(0.7)	(1.3)
(Loss) income from discontinued operations	(2.7)	0.9	12.9
Net (loss) income	(24.3)%	0.3%	11.6%
Comparison of Fiscal Year Ended September 29, 2017 to Fiscal Year Ended September 30, 2016
We acquired AppliedMicro on January 26, 2017 and certain assets of Picometrix on August 9, 2017. For additional information related to the AppliedMicro Acquisition refer to Note 3 - Acquisitions and Note 21 - Discontinued Operations in this Annual Report on Form 10-K. Our annual Statements of Operations includes activity since the date of acquisition.
We acquired FiBest and Metelics during December 2015. For additional information related to the FiBest Acquisition and Metelics Acquisition refer to Note 3 - Acquisitions. Our annual Statements of Operations includes activity since the dates of acquisition, representing less than twelve months of activity for FiBest and Metelics for the fiscal year ended September 30, 2016.
Revenue. In fiscal year 2017, our revenue increased by $154.4 million, or 28.4%, to $698.8 million from $544.3 million for fiscal year 2016.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2017	2016	% Change
Networks	$512,504	$393,699	30.2%
A&D	93,970	75,860	23.9%
Multi-market	92,298	74,779	23.4%
Total	$698,772	$544,338	28.4%

Networks	73.3%	72.3%
A&D	13.4%	13.9%
Multi-market	13.2%	13.7%
Total	100.0%	100.0%
In fiscal year 2017, our Networks market revenue increased by $118.8 million, or 30.2%, compared to fiscal year 2016. The increase was primarily related to the inclusion of revenue from the sales of products acquired as part of the AppliedMicro Acquisition, as well as, increased sales of products acquired as part of the FiBest Acquisition and other products targeting Cloud Data Centers. These increases were partially offset by weakness in our products targeting fiber to the home and carrier-based optical revenue.
In fiscal year 2017, our A&D market revenue increased by $18.1 million, or 23.9%, compared to fiscal year 2016. The increase was primarily due to incremental revenue increases from sales related to radar applications and sales of products acquired as part of the Metelics Acquisition.

In fiscal year 2017, our Multi-market revenues increased by $17.5 million, or 23.4%, compared to fiscal year 2016. The increase was primarily due to incremental revenue from increased sales of products acquired as part of the Metelics Acquisition and the AppliedMicro Acquisition.
Gross profit. In fiscal year 2017, our gross profit increased by $45.3 million, or 16.1%, compared to fiscal year 2016. Gross margin of 46.8% in fiscal year 2017 decreased 490 basis points, compared to fiscal year 2016. Gross profit during 2017 was negatively impacted by higher intangibles amortization and amortization of inventory step-up associated with the AppliedMicro Acquisition during fiscal year 2017, partially offset by increased profit associated with revenue from recently acquired businesses and lower compensation expense and impairment related charges associated with a product line exit incurred during the three months ended April 1, 2016.
Research and development. In fiscal year 2017, research and development expense increased by $40.3 million, or 37.4%, to $148.0 million representing 21.2% of revenue, compared with $107.7 million, or 19.8% of revenue in fiscal year 2016. Research and development expense increased in 2017 primarily as a result of additional costs from our acquisitions, higher depreciation expense and share-based compensation and increased spending on new product development initiatives.
Selling, general and administrative. In fiscal year 2017, selling, general and administrative expenses increased by $42.5 million, or 29.2% to $187.9 million, or 26.9% of revenue, compared with $145.4 million, or 26.7% of revenue, for fiscal year 2016. Selling, general and administrative expenses increased in fiscal year 2017 primarily due to $12.0 million of change in control compensation expense, and $11.0 million of transaction related expenses associated with the AppliedMicro Acquisition. In addition, we incurred higher intangible amortization and share-based compensation as well as additional acquisition integration related costs in fiscal year 2017, partially offset by lower BinOptics acquisition related compensation expenses and variable compensation expense.
Impairment charges. We recorded impairment charges of $4.4 million during fiscal year 2017 related to an in process research and development technology asset that was placed in service, at which time we determined that the intangible asset value was impaired due to lower than expected cash flow projections. The remaining $3.6 million value of the technology was transferred to acquired technology as of September 29, 2017. During fiscal year 2016, we recorded an impairment charge of $11.8 million related to a strategic decision to exit a product line and end programs associated with our GaN-on Silicon Carbide license and technology transfer.
Restructuring charges. In fiscal year 2017, restructuring charges were $2.7 million, or 0.4% of our revenue, compared with $3.5 million, or 0.6% of our revenue, for fiscal year 2016. The slight decrease in restructuring charges during fiscal year 2017 was primarily related to completion of Metelics Acquisition restructuring activities as well as our planned exit of a facility in California. We expect to incur additional restructuring costs in the range of approximately $3.6 million and $4.5 million during our fiscal year 2018 as we complete restructuring actions primarily associated with facility consolidations.
Warrant liability expense. In fiscal year 2017, we recorded warrant expense of $2.5 million compared to an expense of $16.4 million for fiscal year 2016. The differences between periods were driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. In fiscal year 2017, the provision for income taxes was an expense of $100.9 million compared to a benefit of $18.0 million for fiscal year 2016. The provision increased primarily due to an establishment of a full valuation allowance against our U.S. deferred tax assets during the quarter ended March 31, 2017.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for fiscal year 2017 was primarily impacted by an establishment of a full valuation allowance against our U.S. deferred tax assets as well as income taxed in foreign jurisdictions at tax rates generally lower than the U.S. rate. For fiscal year 2016, our effective income tax rate was primarily impacted by changes in fair value of the stock warrant liability which is not deductible for tax purposes, as well as income taxed in foreign jurisdictions at tax rates generally lower than the U.S. rate, research and development credits and non-deductible compensation.
During fiscal year 2017, the Company’s unrecognized tax benefits did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by the Company in its 2014 U.S. tax filings.
Comparison of Fiscal Year Ended September 30, 2016 to Fiscal Year Ended October 2, 2015
Revenue. In fiscal year 2016, our revenue increased $123.7 million, or 29.4%, to $544.3 million from $420.6 million for fiscal year 2015.

Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2016	2015	% Change
Networks	$393,699	$273,931	43.7%
A&D	75,860	83,296	(8.9)%
Multi-Market	74,779	63,382	18.0%
Total	544,338	420,609	29.4%

Networks	72.3%	65.1%
A&D	13.9%	19.8%
Multi-Market	13.7%	15.1%
Total	100.0%	100.0%

For fiscal year 2015, the table above includes $17.4 million recognized in connection with a change in estimates related to distribution revenue recognition. These amounts were primarily recorded in the first fiscal quarter of 2015 and include $6.1 million related to Networks, $5.6 million related to A&D and $5.7 million related to Multi-market.
In fiscal year 2016, our Networks market revenue increased by $119.8 million, or 43.7%, compared to fiscal year 2015. The increase was primarily related to our sales of products acquired in the BinOptics Acquisition in December 2014 and the FiBest Acquisition in December 2015 as well as increased sales of our products addressing carrier infrastructure, fiber to the home access networks, initial 100G long haul deployments, and other optical and optoelectronic applications. These increases were partially offset by lower demand for our products targeting wired broadband and wireless backhaul as well as the distributor revenue adjustment recorded during fiscal year 2015.
In fiscal year 2016, our A&D market revenue decreased by $7.4 million, or 8.9%, compared to fiscal year 2015. The decrease was primarily due to the impact of the change in distributor revenue recognition during fiscal year 2015, as well as lower demand for products targeting satellite communication applications during fiscal year 2016, which were partially offset by incremental revenue from the December 2015 Metelics Acquisition.
In fiscal year 2016, our Multi-market revenues increased $11.4 million, or 18.0%, compared to fiscal year 2015. The increase was primarily due to incremental revenue from the Metelics Acquisition in December 2015, partially offset by the change in distributor revenue recognition during fiscal year 2015.
Gross profit. In fiscal year 2016, our gross profit increased by $78.0 million, or 38.3%, compared to fiscal year 2015. Gross margin of 51.7% increased 330 basis points compared to fiscal year 2015. Gross profit during fiscal year 2016 was positively impacted by increased sales of higher gross margin products, revenue and the associated profit from newly acquired businesses, as well as lower expenses associated with the step-up in fair value of inventory related to acquisitions, partially offset by higher compensation and depreciation expense from newly acquired businesses, charges associated with the exit of one of our product lines incurred during the second fiscal quarter of 2016, as well as lower margins for certain products due to forward pricing in exchange for volume orders.
Research and development. In fiscal year 2016, research and development expense increased $25.5 million, or 31.0%, to $107.7 million representing 19.8% of revenue, compared with $82.2 million, or 19.5% of revenue, in fiscal year 2015. Research and development expense increased in fiscal year 2016, primarily as a result of additional costs from our acquisitions, higher share-based and variable compensation as well as increased spending on new product development initiatives.
Selling, general and administrative. In fiscal year 2016, selling, general and administrative expense increased $35.4 million, or 32.2%, to $145.4 million, or 26.7% of revenue, compared with $110.0 million, or 26.2% of revenue for fiscal year 2015. Selling, general and administrative expense increased in fiscal year 2016 primarily due to higher intangible amortization, share-based and variable compensation as well as additional costs from acquisitions, partially offset by lower acquisition related compensation and transaction expenses.
Impairment charges. We recorded impairment charges of $11.8 million during fiscal year 2016 as we made a strategic decision to exit a product line and end programs associated with our GaN-on-SiC license and technology transfer. As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long-term technology licensing and transfer agreement signed in July 2013, as well as inventory with a value of $2.0 million would no longer have any future benefit. There were no impairment charges recorded in fiscal year 2015.
Restructuring charges. In fiscal year 2016, restructuring charges were $3.5 million, or 0.6% of our revenue, compared with $1.3 million, or 0.3% of our revenue, for fiscal year 2015. The increase in restructuring charges during 2016 was primarily related to the Metelics Acquisition.

Warrant liability expense. In fiscal year 2016, we recorded warrant expense of $16.4 million compared to an expense of $6.0 million for fiscal year 2015. The expense relates to the change in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value. Our common stock price is a key input in determining the fair value of the warrant liability and has increased over the past year which has resulted in a higher expense.
Provision for income taxes. In fiscal year 2016, the provision for income taxes was a benefit of $18.0 million compared to a benefit of $9.9 million for fiscal year 2015. The benefit increased primarily due to a decrease in the current period taxable loss in the U.S., partially offset by income taxed in foreign jurisdictions.
During the fourth quarter of fiscal year 2016, we identified and corrected a prior period error where we understated our income tax benefit during fiscal years 2013 through 2015. This was a result of the incorrect recording of intercompany pretax income among a few of our operating entities and due to the fact that these entities had different statutory tax rates. The out-of-period correction resulted in a $3.9 million increase in income tax benefit in the fiscal year ended September 30, 2016 of which $1.7 million, $1.0 million and $1.2 million related to the prior fiscal years 2015, 2014 and 2013, respectively.
The difference between the U.S. federal statutory income tax rate of 35% and the Company’s effective income tax rates for fiscal year 2016 and fiscal year 2015, was primarily impacted by changes in fair value of the stock warrant liability which is not deductible for tax purposes, as well as income taxed in foreign jurisdictions at tax rates generally lower than the U.S. rate, research and development credits and non-deductible compensation.
During fiscal year 2016, the Company’s unrecognized tax benefits did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by the Company in its 2014 U.S. tax filings. During fiscal year 2014, the Company settled the federal audit for fiscal years 2011 and 2012 with no material impact upon the financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 29, 2017 and September 30, 2016, respectively (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Cash and cash equivalents, beginning of period	$332,977	$122,312
Net cash provided by operating activities	61,050	79,232
Net cash used in investing activities	(337,570)	(94,863)
Net cash provided by financing activities	73,653	227,354
Effect of exchange rates on cash balances	(6)	(1,058)
Cash and cash equivalents, end of period	$130,104	$332,977

Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2017 was $61.1 million and consisted of a net loss of $169.5 million, plus adjustments to reconcile our net income to cash provided by operating activities of $253.4 million less changes in operating assets and liabilities of $22.8 million. Adjustments to reconcile our net income to cash provided by operating activities of $253.4 million primarily included depreciation and intangible amortization expense of $93.0 million, inventory step-up of $44.0 million, share-based incentive compensation expense of $36.3 million, impairment related charges of $4.4 million and warrant liability expense of $2.5 million, partially offset by income from discontinued operations of $25.5 million. In addition, cash used by operating assets and liabilities was $22.8 million for fiscal year 2017, primarily driven by an increase in accounts receivable of $15.8 million, inventory of $4.1 million and a decrease in accrued and other liabilities of $15.2 million, partially offset by an increase in income taxes payable of $7.6 million and accounts payable of $3.4 million. Inventory increases during fiscal year 2017 are expected to support anticipated customer demand. The fiscal year 2017 increase in accounts receivable was due to increases in revenue compared to 2016.
Our cash flow from operating activities for fiscal year 2016 was $79.2 million and consisted of net income of $1.4 million, plus adjustments to reconcile our net income to cash provided by operating activities of $118.8 million less changes in operating assets and liabilities of $41.0 million. Adjustments to reconcile our net income to cash provided by operating activities of $118.8 million primarily included depreciation and intangible amortization expense of $70.6 million, share-based incentive compensation expense of $27.0 million, impairment related charges of $13.0 million and warrant liability expense of $16.4 million. In addition, cash used by operating assets and liabilities was $41.0 million for fiscal year 2016, primarily driven by an increase in inventory of $24.7 million and an increase in accounts receivable of $17.2 million partially offset by an increase in accrued expenses of $10.9 million.

Cash Flow from Investing Activities:
Our cash flow used by investing activities for fiscal year 2017 consisted primarily of cash paid for the AppliedMicro Acquisition and the Picometrix Acquisition of $270.0 million and capital expenditures of $32.8 million, partially offset by $25.5 million consisting of consulting fee income of $7.5 million and our receipt of an indemnification escrow fund release of $18.0 million associated with the sale of our Automotive business. Additionally, during fiscal year 2017, we purchased $105.0 million of short term investments and received proceeds of $44.6 million related to the sale of short term investments which was used to fund acquisitions and operating activities.
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
For additional information related to Acquisitions, Investments and Discontinued Operations see Notes 3, 4 and 21, respectively, to our Consolidated Financial Statements included in this Annual Report.
Cash Flow from Financing Activities:
For additional information related to our Debt, specifically our Credit Agreement, Term Loans and Revolving Facility, see Note 9 - Debt to our Consolidated Financial Statements included in this Annual Report.
During fiscal year 2017, our cash from financing activities of $73.7 million was primarily related to $96.6 million of proceeds from the amendment of our Credit Agreement (as defined in Note 9. - Debt to our Consolidated Financial Statements included in this Annual Report), $8.3 million of proceeds from stock option exercises and employee stock purchases and $4.3 million of proceeds from the sale of our corporate headquarters facility. These inflows were partially offset by $18.5 million in purchases of stock associated with employee tax withholdings, $9.1 million of financing costs associated with the amendment of our Credit Agreement, and $4.7 million of principal payments associated with our Term Loans (as defined in Note 9. - Debt to our Consolidated Financial Statements included in this Annual Report).
Cash flow from financing activities for fiscal year 2016 was $227.4 million primarily related to $247.6 million of proceeds from the amendment of our Credit Agreement on August 31, 2016 and $5.5 million of proceeds from stock option exercises and employee stock purchases. These inflows were partially offset by $9.9 million in payments of debt primarily assumed in connection with our FiBest Acquisition, $10.0 million in purchases of stock associated with employee tax withholdings, $3.5 million of financing costs associated with the amendment of our Credit Agreement and $4.1 million of principal payments associated with our Term Loans.
Liquidity
The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 29, 2017, cash held by our foreign subsidiaries was $47.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements.
We plan to use our available cash and cash equivalents, short term investments and potential remaining borrowing capacity under our Revolving Facility (as defined in Note 9. - Debt to our Consolidated Financial Statements included in this Annual Report) for general corporate purposes, including working capital and for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short term investments, cash generated from operations and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
OFF-BALANCE SHEET ARRANGEMENTS

We do not have significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our Consolidated Financial Statements included in this Annual Report. As of September 29, 2017, we do not have off-balance sheet arrangements as required to be disclosed pursuant to SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of September 29, 2017 (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt	$686,741	$6,885	$13,770	$13,770	$652,316
Interest Payments on Long-term Debt	155,943	24,123	47,518	46,547	37,755
Capital Leases	12,633	815	1,328	774	9,716
Estimated Interest Payments on Capital Leases	14,697	1,080	2,082	1,987	9,548
Operating Lease Obligations (1)	41,043	11,116	14,987	6,941	7,999
Purchase Commitments (2)	1,840	1,840	—	—	—
Total Contractual Cash Obligations	$912,897	$45,859	$79,685	$70,019	$717,334
Other Commercial Commitments
Letters of Credit	400	400	—	—	—
Commercial Contract Commitments (3)	91,056	85,410	5,646	—	—
Total Commercial Commitments	$91,456	$85,810	$5,646	$—	$—
________________________________________________________________________________________________________

(1)
We have non-cancelable operating lease agreements for office, research, development and manufacturing space in the U.S. and certain foreign locations. We also have operating leases for certain equipment and services. These lease agreements expire at various dates through 2026 and certain agreements contain provisions for extension at substantially the same terms as currently in effect.

(2)	In the normal course of business, we enter into supply arrangements with certain of our suppliers to purchase minimum quantities of inventories.

(3)	The most significant of our commercial contract commitments relate to open purchase orders of approximately $91.1 million.
As of September 29, 2017, we had an estimated $2.3 million in asset retirement obligations for the restoration of leased facilities upon the termination of the related leases.  Although it is reasonably possible that our estimates could materially change in the next 12 months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
As of September 29, 2017, we had recorded $1.7 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when and if such amounts will be paid.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 29, 2017.
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
Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of September 29, 2017, we had $686.7 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.9 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MACOM Technology Solutions Holdings, Inc.
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 29, 2017 and September 30, 2016 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MACOM Technology Solutions Holdings, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2017 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 15, 2017

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	September 29, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$130,104	$332,977
Short term investments	84,121	23,776
Accounts receivable (less allowances of $9,410 and $3,279, respectively)	136,096	108,331
Inventories	136,074	114,935
Income tax receivable	18,493	21,607
Assets held for sale	35,571	—
Prepaid and other current assets	22,438	11,318
Total current assets	562,897	612,944
Property and equipment, net	131,019	99,167
Goodwill	313,765	120,024
Intangible assets, net	621,092	259,602
Deferred income taxes	948	89,606
Other long-term assets	7,402	7,208
Total assets	$1,637,123	$1,188,551
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease	$815	$1,152
Current portion long-term debt	6,885	6,051
Accounts payable	47,038	30,579
Accrued liabilities	60,237	54,368
Liabilities held for sale	2,144	—
Total current liabilities	117,119	92,150
Lease payable, less current portion	17,275	2,463
Long-term debt, less current portion	661,471	573,882
Warrant liability	40,775	38,253
Other long-term liabilities	7,937	7,254
Deferred income taxes	15,172	11,765
Total liabilities	859,749	725,767
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 64,279 and 53,709 shares issued and 64,256 and 53,685 shares outstanding as of September 29, 2017 and September 30, 2016, respectively, of which 0 and 3 shares, respectively, are subject to forfeiture	64	54
Treasury Stock, at cost, 23 shares as of both September 29, 2017 and September 30, 2016	(330)	(330)
Accumulated other comprehensive income	2,977	9,039
Additional paid-in capital	1,041,644	551,509
Accumulated deficit	(266,981)	(97,488)
Total stockholders' equity	777,374	462,784
Total liabilities and stockholders' equity	$1,637,123	$1,188,551
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2017	2016	2015
Revenue	$698,772	$544,338	$420,609
Cost of revenue	371,888	262,729	217,019
Gross profit	326,884	281,609	203,590
Operating expenses:
Research and development	147,986	107,698	82,188
Selling, general and administrative	187,886	145,433	110,030
Impairment charges	4,352	11,765	—
Restructuring charges	2,744	3,465	1,280
Total operating expenses	342,968	268,361	193,498
(Loss) income from operations	(16,084)	13,248	10,092
Other (expense) income:
Warrant liability expense	(2,522)	(16,431)	(6,020)
Interest expense	(28,855)	(18,427)	(18,376)
Other (expense) income	(2,044)	39	(1,096)
Total other expense, net	(33,421)	(34,819)	(25,492)
Loss before income taxes	(49,505)	(21,571)	(15,400)
Income tax expense (benefit)	100,911	(17,983)	(9,858)
Loss from continuing operations	(150,416)	(3,588)	(5,542)
(Loss) income from discontinued operations	(19,077)	5,022	54,131
Net (loss) income	$(169,493)	$1,434	$48,589

Net (loss) income per share:
Basic (loss) income per share:
Loss from continuing operations	$(2.48)	$(0.07)	$(0.11)
(Loss) income from discontinued operations	(0.31)	0.09	1.06
(Loss) income per share - basic	$(2.79)	$0.03	$0.95
Diluted (loss) income per share:
Loss from continuing operations	$(2.48)	$(0.07)	$(0.11)
(Loss) income from discontinued operations	(0.31)	0.09	1.06
(Loss) income per share - diluted	$(2.79)	$0.03	$0.95
Shares used:
Basic	60,704	53,364	51,146
Diluted	60,704	53,364	51,146
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Years
	2017	2016	2015
Net (loss) income	(169,493)	$1,434	$48,589
Unrealized loss on short term investments, net of tax	(63)	(2)	(97)
Foreign currency translation (loss) gain, net of tax	(5,999)	11,320	(918)
Other adjustments, net of tax	—	—	90
Other comprehensive (loss) income, net of tax	(6,062)	11,318	(925)
Total comprehensive (loss) income	$(175,555)	$12,752	$47,664
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance - October 3, 2014	47,548	$48	(23)	$(330)	$(1,354)	$377,714	$(147,511)	$228,567
Net Proceeds from Stock Offering	4,500	5	—	—	—	127,756	—	127,761
Stock option exercises	288	—	—	—	—	2,613	—	2,613
Vesting of restricted common stock and units	704	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	176	—	—	—	—	2,838	—	2,838
Shares repurchased for tax withholdings on restricted stock awards	(258)	(1)	—	—	—	(8,555)	—	(8,556)
Share-based compensation	—	—	—	—	—	20,655	—	20,655
Excess tax benefits	—	—	—	—	—	2,990	—	2,990
Other comprehensive income, net of tax	—	—	—	—	(925)	—	—	(925)
Net income	—	—	—	—	—	—	48,589	48,589
Balance at October 2, 2015	52,958	$53	(23)	$(330)	$(2,279)	$526,011	$(98,922)	$424,533
Stock option exercises	130	—	—	—	—	1,253	—	1,253
Vesting of restricted common stock and units	750	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	154	—	—	—	—	4,207	—	4,207
Shares repurchased for tax withholdings on restricted stock awards	(283)	—	—	—	—	(9,995)	—	(9,995)
Share-based compensation	—	—	—	—	—	26,954	—	26,954
Excess tax benefits	—	—	—	—	—	3,079	—	3,079
Other comprehensive income, net of tax	—	—	—	—	11,318	—	—	11,318
Net income	—	—	—	—	—	—	1,434	1,434
Balance at September 30, 2016	53,709	$54	(23)	$(330)	$9,039	$551,509	$(97,488)	$462,784
Stock option exercises	234	—	—	—	—	3,117	—	3,117
Vesting of restricted common stock and units	984	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	145	—	—	—	—	5,164	—	5,164
Shares repurchased for tax withholdings on restricted stock awards	(382)	—	—	—	—	(18,534)	—	(18,534)
Share-based compensation	—	—	—	—	—	36,335	—	36,335
Shares issued in connection with acquisition including converted equity awards	9,589	10	—	—	—	465,072	—	465,082
Equity issuance costs	—	—	—	—	—	(1,019)	—	(1,019)
Other comprehensive loss, net of tax	—	—	—	—	(6,062)	—	—	(6,062)
Net loss	—	—	—	—	—	—	(169,493)	(169,493)
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(169,493)	$1,434	$48,589
Adjustments to reconcile net (loss) income to net cash from operating activities (net of acquisitions):
Depreciation and intangible amortization	92,998	70,591	54,708
Share-based compensation	36,335	26,954	19,435
Warrant liability expense	2,522	16,431	6,020
Acquired inventory step-up amortization	44,022	2,061	5,533
Deferred financing costs amortization and write offs	3,373	1,717	1,651
Acquisition prepaid compensation amortization	506	4,457	9,623
Gain from discontinued operations	(25,520)	(7,500)	(63,256)
Deferred income taxes	92,171	(9,936)	7,835
Impairment of assets	4,352	12,955	3,500
Changes in assets held for sale from discontinued operations	218	—	—
Other adjustments, net	2,400	1,083	740
Change in operating assets and liabilities (net of acquisition):
Accounts receivable	(15,754)	(17,209)	(13,089)
Inventories	(4,094)	(24,708)	92
Prepaid expenses and other assets	1,126	(2,412)	3,932
Accounts payable	3,449	(1,075)	(1,858)
Accrued and other liabilities	(15,176)	10,862	(22,679)
Income taxes	7,615	(6,473)	(12,512)
Prepaid compensation	—	—	(14,586)
Net cash from operating activities	61,050	79,232	33,678
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(270,008)	(85,517)	(208,352)
Purchases of property and equipment	(32,804)	(31,326)	(38,252)
Proceeds from sale of assets	215	—	1,500
Proceeds from sales and maturities of investments	44,555	51,573	—
Purchases of investments	(105,048)	(36,316)	(40,183)
Proceeds associated with discontinued operations	25,520	7,500	81,208
Acquisition of intellectual property	—	(777)	(3,346)
Net cash used in investing activities	(337,570)	(94,863)	(207,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	96,558	247,625	—
Proceeds from stock option exercises and employee stock purchases	8,281	5,460	5,450
Payments on notes payable	(4,747)	(4,138)	(3,500)
Payments of capital leases and assumed debt	(1,137)	(9,938)	(1,504)
Repurchase of common stock	(18,534)	(9,995)	(8,626)
Proceeds from stock offering, net of issuance costs	—	—	127,761
Proceeds from revolving credit facility	—	—	100,000
Payments on revolving credit facility	—	—	(100,000)
Excess tax benefits	—	3,079	2,990
Other adjustments	(6,768)	(4,739)	(164)
Net cash from financing activities	73,653	227,354	122,407
Foreign currency effect on cash	(6)	(1,058)	(243)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(202,873)	210,665	(51,583)
CASH AND CASH EQUIVALENTS — Beginning of year	$332,977	$122,312	173,895
CASH AND CASH EQUIVALENTS — End of year	$130,104	$332,977	$122,312

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 3 - Acquisitions)	$465,082	$—	$—
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
MACOM Technology Solutions Holdings, Inc. (the Company) was incorporated in Delaware on March 25, 2009. We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the radio frequency (RF), microwave, millimeterwave and lightwave spectrum. We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation, Basis of Presentation and Reclassification—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. Certain prior period financial statement amounts, such as debt and leases payable and deferred revenue have been adjusted to conform to currently reported presentations. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2017, 2016 and 2015 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter.
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
Discontinued Operations— In the second quarter of fiscal year 2017, we announced a plan to divest AppliedMicro's compute business (the Compute business). In the fourth quarter of fiscal year 2015, we divested our Automotive business. The operating results of these businesses are reflected in discontinued operations.
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
Cash and Cash Equivalents—Cash equivalents are primarily composed of short-term, highly-liquid instruments with an original maturity of three months or less and consist primarily of money market funds and commercial paper.
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
Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life In Years
Buildings and improvements	20 – 40
Machinery and equipment	2 – 7
Computer equipment and software	2 – 5
Furniture and fixtures	7 – 10
Leasehold improvements	Shorter of useful life or term of lease

Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization; these are reviewed for impairment annually as of the end of our August fiscal month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the carrying value of the reporting unit to the fair value of the Company. For our assessment of in-service indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. For indefinite-lived assets not in service, such as in-process research and development, we perform both qualitative and quantitative assessments using an assumption of "more likely than not" to determine if there are any impairment indicators. If impairment exists, a loss is recorded to write down the value of the assets to their implied fair values. During the fiscal year ended September 29, 2017, we recorded impairment charges of $4.4 million related to indefinite-lived intangible assets. See Note 16 - Intangible Assets, for further detail of these impairment charges. There were no significant expenses related to abandoned in-process research and development projects in any prior period presented.
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
In evaluating a long-lived asset for recoverability, we estimate the undiscounted cash flows expected to result from our use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In fiscal year 2016 we recorded impairment charges of $13.8 million related to our strategic decision to exit a product line and end programs associated with our GaN-on Silicon Carbide (GaN-on-SiC) license and technology transfer. There were no impairments of definite life long-lived assets in any other periods presented. Intangible assets related to in-process research and development acquired are not amortized until the underlying asset begins revenue-generating activity, at which time it is amortized over its estimated useful life. Intangibles related to abandoned in-process research and development projects are expensed in the period the project is abandoned.
Other Intangible Assets—Our other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. We amortize definite-lived assets over their estimated useful lives, which range from five to fourteen years, generally based on the pattern over which we expect to receive the economic benefit from these assets.
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
During fiscal year 2015, we concluded that we had sufficient data to predict future price adjustments from distributors and had a basis of being able to reasonably estimate these future price adjustments. Accordingly, on a consolidated basis, revenue from distribution customers was impacted by a change in estimate. Revenues from distributors accounted for approximately 10-15% of total consolidated revenue at that time. The terms of certain agreements with distribution customers provide for rights of return and compensation credits until such time as our products are sold by the distributors to their end customers. We have agreements with some distribution customers for various programs, including compensation, volume-based pricing, obsolete inventory, new products and stock rotation. Sales to these distribution customers, as well as the existence of compensation programs, are in accordance with terms set forth in written agreements with these distribution customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale with a corresponding adjustment to accounts receivable based upon historical activity. Our policy is to use a 12 months rolling historical experience rate and an estimated general reserve percentage in order to estimate the necessary allowance to be recorded.
During the fiscal year ended October 2, 2015, we recorded corresponding adjustments related to this change in estimate to recognize previously deferred revenues. The full-year impact of this change in estimate resulted in additional revenue of $17.4 million and a net income of $7.7 million, or $0.15 earnings per share during fiscal year 2015. We also established a new reserve of $6.0 million for the fiscal year ended October 2, 2015 related to future rebates and returns under various programs associated with our distributor agreements.
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
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit is taken by us in our tax filings or positions that are more likely than not to be realized following an examination by taxing authorities. We recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.
Earnings Per Share—Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, such as stock options, warrants and restricted stock units, using the treasury stock method.
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
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense over the requisite service period of the award, which is generally the vesting period, using the straight-line method and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the consolidated statements of operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock awards with service conditions we use the closing stock price on the date of grant to estimate the fair value of the awards. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using the simplified method, which is a method of applying a formula that uses the vesting term and the contractual term to compute the expected term of a stock option. The decision to use the simplified method is based on a lack of relevant historical data, due to our limited operating experience. In addition, due to our limited historical data, we incorporate the historical volatility of comparable companies with publicly available share prices to determine estimated volatility. The accounting for share-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based awards that are settled in cash are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded in operating income over the award’s vesting period. Changes in our payment obligation prior to the settlement date of a stock-based award are recorded as compensation cost in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.
Guarantees and Indemnification Obligations—We enter into agreements in the ordinary course of business with, among others, customers, distributors and original equipment manufacturers (OEM). Most of these agreements require us to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to Company intellectual property require us to indemnify the other party against third-party claims alleging that the use of the licensed intellectual property infringes a third-party's intellectual property. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees in the form of warranties regarding the performance of Company products to customers.
We have agreements with certain vendors, creditors, lessors and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions, its employees, agents or representatives.
We have procurement or license agreements with respect to technology used in our products and agreements in which we obtain rights to a product from an OEM. Under some of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 29, 2017 and September 30, 2016. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are still in the process of completing our gap analysis on the impact of this guidance. At this time, with the consideration that we currently recognize distributor revenue based on sell-in accounting, we do not expect the adoption of Topic 606 to have a material impact on our financial position and results of operations. The standard permits the use of either the retrospective or cumulative effect transition method, and we are currently evaluating the method of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which provides guidance on management's responsibility to assess whether there is substantial doubt about a company's ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  As of September 29, 2017, we have adopted this guidance and performed the required assessment which did not have a significant impact on our consolidated financial statement disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures and we anticipate that this new guidance will materially impact our financial statements as we have a significant number of operating leases.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Early adoption is permitted and the updated standard must be adopted no later than our fiscal first quarter of fiscal year 2018. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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

3. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation (AppliedMicro), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the AppliedMicro Acquisition). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-the-money stock options and unvested restricted stock units to replace outstanding vested out-of-the-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short term investments. For the fiscal year ended September 29, 2017, we recorded transaction costs of $11.9 million. We recorded transaction costs related to the acquisition in selling, general and administrative expense, except for $1.0 million related to equity issuance costs that were recorded to additional paid in capital. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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
In connection with the acquisition of AppliedMicro, we announced a plan to divest a portion of AppliedMicro's business specifically related to its Compute business. Accordingly, these assets and liabilities are accounted for as discontinued operations and classified as assets and liabilities held for sale.
The following table summarizes the total estimated acquisition consideration (in thousands):

Cash consideration paid to AppliedMicro common stockholders	$287,060
Common stock issued (9,544,125 shares of our common stock at $47.53 per share)	453,632
Equity consideration for vested "in-the-money" stock options and unvested restricted stock units	2,143
Fair value of the replacement equity awards attributable to pre-acquisition service	9,307
Total consideration paid, less cash acquired	$752,142

The preliminary allocation of purchase price as of September 29, 2017 is as follows (in thousands):

	Preliminary Allocation	Allocation Adjustments	Adjusted Allocation
	March 31, 2017		September 29, 2017

Current assets	$70,338	$96	$70,434
Intangible assets	410,348	2,500	412,848
Assets held for sale	32,458	8,486	40,944
Other assets	13,504	(3,704)	9,800
Total assets acquired	526,648	7,378	534,026

Liabilities held for sale	4,444	—	4,444
Other liabilities	17,890	(263)	17,627
Total liabilities assumed	22,334	(263)	22,071
Net assets acquired	504,314	7,641	511,955
Consideration:
Cash paid upon closing	230,298	—	230,298
Common stock issued	455,775	—	455,775
Equity instruments issued	9,307	—	9,307
Total consideration	$695,380	$—	$695,380
Goodwill	$191,066	$(7,641)	$183,425
The components of the acquired intangible assets were as follows (in thousands):

	Included In Assets Held For Sale	Included In Retained Business	Useful Lives (Years)
Developed technology	$9,600	$78,448	7 years
Customer relationships	—	334,400	14 years
	$9,600	$412,848
The overall weighted-average life of the identified intangible assets acquired in the AppliedMicro Acquisition is estimated to be 12.7 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of AppliedMicro revenue and earnings included in our accompanying consolidated statements of operations for the fiscal year ended September 29, 2017 (in thousands):

Amount
Revenue	$110,117
Loss from continuing operations	(27,222)
Loss from discontinued operations	(44,599)

The pro forma statements of operations data for the fiscal years ended September 29, 2017 and September 30, 2016, below, give effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect: transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Revenue	$755,728	$707,299
Loss from continuing operations	(104,828)	(53,613)
Loss from discontinued operations	(43,734)	(72,730)
Acquisition of Assets of Picometrix LLC— On August 9, 2017, we completed the acquisition of certain assets of Picometrix LLC (Picometrix), a supplier of optical-to-electrical converters for Cloud Data Center infrastructure (the Picometrix Acquisition). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications. The purchase consideration was $33.5 million, comprised of an upfront cash payment of $29.5 million, and $4.0 million placed in escrow for potential satisfaction of certain indemnification obligations that may arise from the closing date through December 15, 2018. For the fiscal year ended September 29, 2017, we recorded transaction costs of $0.2 million in selling, general and administrative expense. The Picometrix Acquisition was accounted for as an asset purchase, and the operations of Picometrix have been included in our consolidated financial statements since the date of acquisition.
We recognized the Picometrix assets acquired based upon the fair value of such assets measured as of the date of acquisition. The aggregate purchase price for the Picometrix assets has been allocated to the tangible and identifiable intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the acquired assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which will be tax deductible.
The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.
The preliminary allocation of purchase price as of September 29, 2017 is as follows (in thousands):

Preliminary Allocation
September 29, 2017

Current assets	$7,375
Intangible assets	19,000
Other assets	3,301
Total assets acquired	29,676

Current liabilities	2,169
Other liabilities	190
Total liabilities assumed	2,359
Net assets acquired	27,317
Consideration:
Cash paid upon closing, net of cash acquired	33,500
Goodwill	$6,183
The pro forma financial information for fiscal year 2017, including revenue and net income, is immaterial, and has not been separately presented.
Other Acquisitions— On July 31, 2017, we completed the acquisition of certain assets of Antario Technologies, Inc. (Antario) a privately-held company based in Taiwan and in California. The total cash consideration was approximately $5.8 million, of which $4.8 million was paid upon closing, and approximately $1.0 million was withheld for potential satisfaction of certain indemnification obligations that may arise from the closing date through July 31, 2018. We have recorded a preliminary allocation of the purchase price for the assets of Antario, which resulted in goodwill of $1.6 million and intangible assets, including acquired technology and customer relationships, of $4.1 million. The Antario transaction was accounted for as an asset purchase and the operations have been included in our consolidated financial statements since the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of Antario are considered immaterial.
On May 26, 2017, we completed the acquisition of Triple Play Communications Corporation (TPC) a privately-held company based in Melbourne, Florida. The total cash consideration was approximately $2.6 million, of which $2.2 million was paid upon closing, and approximately $0.4 million was withheld for potential satisfaction of certain indemnification obligations from the closing date through November 23, 2018. We have recorded a preliminary allocation of the purchase price for TPC, which resulted in goodwill of $3.9 million and intangible assets, including customer relationships, of $0.2 million. TPC was accounted for as a stock purchase and the operations have been included in our consolidated financial statements since the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of TPC are considered immaterial.
Acquisition of FiBest Limited—On December 9, 2015, we completed the acquisition of FiBest Limited (FiBest) a Japan-based merchant market component supplier of optical sub-assemblies (FiBest Acquisition). We acquired FiBest to expand our position in optical networking components. In connection with the FiBest Acquisition, all of the outstanding equity interests (including outstanding options) of FiBest were exchanged for aggregate consideration of $59.1 million including cash of $47.5 million and assumed debt of $11.6 million. We funded the FiBest Acquisition with cash on hand. There were no transaction costs recorded for the fiscal year ended September 29, 2017. For the fiscal year ended September 30, 2016, we recorded transaction costs of $2.7 million as selling, general and administrative expense related to this acquisition.
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

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenue	$551,964	$444,991
Net (loss) income	(3,324)	36,715
Acquisition of Aeroflex/Metelics Inc.—On December 14, 2015, we acquired Aeroflex/Metelics, Inc. (Metelics), a diode supplier for aggregate cash consideration of $37.1 million, subject to customary working capital and other adjustments (Metelics Acquisition). We acquired Metelics to expand our diode business. We funded the acquisition with cash on hand. The Metelics Acquisition was accounted for as a stock purchase and the operations of Metelics have been included in our consolidated financial statements since the date of acquisition. For the fiscal year ended September 29, 2017, we recorded no transaction costs related to this acquisition. For the fiscal year ended September 30, 2016, we recorded transaction costs of $0.5 million as selling, general and administrative expenses related to this acquisition.
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

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Revenue	$553,174	$459,048
Net income	1,183	45,107
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
We finalized our allocation of purchase price during the first quarter of fiscal year 2016. The final allocation of purchase price as of January 1, 2016, was as follows (in thousands):

	Preliminary Allocation as of October 2, 2015	Allocation Adjustments	Final Allocation

Current assets	$23,674	$(1,100)	$22,574
Intangible assets	136,900	400	137,300
Other assets	9,194	—	9,194
Total assets acquired	169,768	(700)	169,068

Debt	2,535	—	2,535
Deferred income taxes	33,345	99	33,444
Other liabilities	13,106	—	13,106
Total liabilities assumed	48,986	99	49,085
Net assets acquired	120,782	(799)	119,983
Consideration:
Cash paid upon closing, net of cash acquired	208,352	—	208,352
Goodwill	$87,570	$799	$88,369
The components of the acquired intangible assets were as follows (in thousands):

	Amount	Useful Lives (Years)
Developed technology	$17,500	7
Customer relationships	119,800	10
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

October 2, 2015
Revenue	$428,440
Net income from continuing operations	(3,489)
4. INVESTMENTS
All investments are short term in nature and are invested in corporate bonds, commercial paper and agency bonds, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type as of September 29, 2017 and September 30, 2016 are summarized in the tables below (in thousands):

	September 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,366	$10	$(166)	$26,210
Commercial paper	57,943	4	(36)	57,911
Total investments	$84,309	$14	$(202)	$84,121

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$14,894	$9	$(104)	$14,799
Commercial paper	2,978	—	(3)	2,975
Agency bonds	6,004	1	(3)	6,002
Total investments	$23,876	$10	$(110)	$23,776
The contractual maturities of available-for-sale investments were as follows (in thousands):

September 29, 2017
Less than 1 year	$60,433
Over 1 year	23,688
Total investments	$84,121
Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
We have determined that the gross unrealized losses on available for sale securities at September 29, 2017 and September 30, 2016 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. The techniques used to measure the fair value of our investments are described in Note 5 - Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of our fixed income securities are rated investment grade or better.
We received proceeds from sales of available-for-sale securities of $44.6 million during the fiscal year ended September 29, 2017. During the fiscal year ended September 30, 2016 we received proceeds from sales of available-for-sale securities of $51.6 million. Such sales resulted in the recording of gross realized gains of zero and $0.1 million and gross realized losses of $0.1 million and $0.2 million during the fiscal years ended September 29, 2017 and September 30, 2016, respectively, which have been recorded within other (expense) income.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 29, 2017.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 29, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$36	$36	$—	$—
Commercial paper	57,911	—	57,911	—
Corporate bonds	26,210	—	26,210	—
Total assets measured at fair value	$84,157	$36	$84,121	$—
Liabilities
Contingent consideration	$1,679	$—	$—	$1,679
Common stock warrant liability	40,775	—	—	40,775
Total liabilities measured at fair value	$42,454	$—	$—	$42,454

	September 30, 2016
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,172	$1,172	$—	$—
Commercial paper	102,928	—	102,928	—
US treasuries and agency bonds	6,002	—	6,002	—
Corporate bonds	14,799	—	14,799	—
Total assets measured at fair value	$124,901	$1,172	$123,729	$—
Liabilities
Contingent consideration	$848	$—	$—	$848
Warrant liability	38,253	—	—	38,253
Total liabilities measured at fair value	$39,101	$—	$—	$39,101

The quantitative information utilized in the fair value calculation of our Level 3 liabilities are as follows:

Liabilities	Valuation Technique	Unobservable Input	September 29, 2017	September 30, 2016
Contingent consideration	Discounted cash flow	Discount rate	9.2%	12.9%
		Probability of achievement	70% - 100%	75% - 100%
		Timing of cash flows	2 - 8 months	1 year
Warrant liability	Black-scholes model	Volatility	44.9%	43.2%
		Discount rate	1.62%	1.14%
		Expected life	3.2 years	4.2 years
		Exercise price	$14.05	$14.05
		Stock price	$44.61	$42.34
		Dividend rate	—%	—%
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
The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2017
	September 30, 2016	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 29, 2017
Contingent consideration	$848	$180	$1,701	$(1,050)	$—	$1,679
Warrant liability	$38,253	$2,522	$—	$—	$—	$40,775

	Fiscal Year 2016
	October 2, 2015	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	September 30, 2016
Contingent consideration	$1,150	$98	$—	$(400)	$—	$848
Warrant liability	$21,822	$16,431	$—	$—	$—	$38,253

	Fiscal Year 2015
	October 3, 2014	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	Transfers in and/or (out) of Level 3	October 2, 2015
Trading securities	$250	$—	$500	$(750)	$—	$—
Contingent consideration	$820	$330	$—	$—	$—	$1,150
Warrant liability	$15,802	$6,020	$—	$—	$—	$21,822

6. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances including customer returns, doubtful accounts and other items as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Balance - beginning of year	$3,279	$5,745	$725
Provision, net	29,512	10,453	11,010
Charge-offs	(23,381)	(12,919)	(5,990)
Balance - end of year	$9,410	$3,279	$5,745
The balances at the end of fiscal years 2017, 2016 and 2015 primarily include compensation credits and customer returns allowances of $8.9 million, $3.0 million and $5.5 million, respectively, and allowances for doubtful accounts of $0.3 million for fiscal year 2017 and $0.2 million for fiscal years 2016 and 2015.
7. INVENTORIES
Inventories consist of the following (in thousands):

	September 29, 2017	September 30, 2016
Raw materials	$78,999	$67,378
Work-in-process	13,962	9,157
Finished goods	43,113	38,400
Total	$136,074	$114,935
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 29, 2017	September 30, 2016
Land, buildings and improvements	$—	$12,572
Construction in process	22,195	9,415
Machinery and equipment	160,955	126,432
Leasehold improvements	13,809	12,152
Furniture and fixtures	2,078	1,469
Capital lease assets	20,410	3,207
Computer equipment and software	16,539	12,954
Total property and equipment	235,986	178,201
Less accumulated depreciation and amortization	(104,967)	(79,034)
Property and equipment — net	$131,019	$99,167
In fiscal year 2017 capital lease assets includes $16.9 million of assets related to our corporate facility lease obligation, with the remaining balance primarily related to leased equipment. In fiscal year 2016 the capital lease assets are primarily related to leased equipment. Depreciation and amortization expense related to property and equipment for fiscal years 2017, 2016 and 2015 was $27.3 million, $20.4 million and $15.7 million, respectively.
9. DEBT
As of September 29, 2017, we had $686.7 million of outstanding Term Loan borrowings under the Credit Agreement and $160.0 million of borrowing capacity under our Revolving Facility. The history of our Term Loans, Credit Agreement and Revolving Facility are further discussed below.
On May 8, 2014, we entered into a credit agreement (Credit Agreement) with a syndicate of lenders that provided for term loans in an aggregate principal amount of $350.0 million, which were scheduled to mature in May 2021 (Initial Term Loans) and a revolving credit facility of $100.0 million initially (as increased by the amendments described below, Revolving Facility). In February 2015, we executed an amendment to the Credit Agreement that increased our aggregate borrowing capacity under the Revolving Facility to $130 million. The Initial Term Loans were issued with an original issue discount of 0.75%, which is being amortized over the term of the Initial Term Loans using the straight-line method, which approximates the effective interest rate method.

On August 31, 2016, we entered into an amendment (2016 Incremental Term Loan Amendment) to our Credit Agreement which provided for incremental term loans in an aggregate principal amount of $250.0 million, which were scheduled to mature in May 2021 (2016 Incremental Term Loans). The terms of the 2016 Incremental Term Loans were identical to the terms of the Initial Term Loans, other than with respect to upfront fees, original issue discount and arrangement, structuring or similar fees payable in connection therewith. The 2016 Incremental Term Loans were issued with an original issue discount of 0.95%, which is being amortized over the term of the 2016 Incremental Term Loans using the straight-line method, which approximates the effective interest rate method.
On March 10, 2017, we entered into multiple amendments to our Credit Agreement (the March 2017 Amendments), which consisted of (i) the Second Incremental Amendment, by and among MACOM, Barclays Bank PLC and Goldman Sachs Bank USA, as administrative agent, (ii) the Refinancing Amendment, by and among MACOM, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent and (iii) Amendment No. 4 to the Credit Agreement, by and among MACOM, the revolving credit lenders and Goldman Sachs Bank USA, as administrative agent. Pursuant to the March 2017 Amendments, we increased the revolving credit commitments available under our revolving credit facility by $30.0 million to $160.0 million. No amounts were drawn under the Revolving Facility on the closing date of the March 2017 Amendments or as of September 29, 2017. In addition, pursuant to the March 2017 Amendments, our existing term loans were refinanced at a reduced interest rate.
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
On May 19, 2017, we entered into two amendments to our Credit Agreement (the May 2017 Amendments) which consisted of (i) the Second Refinancing Amendment, among MACOM, Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as administrative agent (the Second Refinancing Amendment), and (ii) the Second Incremental Term Loan Amendment, among MACOM, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto and Goldman Sachs Bank USA, as administrative agent (the Second Incremental Term Loan Amendment).
Pursuant to the Second Refinancing Amendment, our then existing term loans of $588.5 million were refinanced with a new tranche of term loans. The refinanced term loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%. The effective interest rate on our term loans was 3.5% as of September 29, 2017.
Pursuant to the Second Incremental Term Loan Amendment, we borrowed an additional $100.0 million of incremental term loans (the 2017 Incremental Term Loans, together with the Initial Term Loans and the 2016 Incremental Term Loans, Term Loans) on the same terms as the new tranche of term loans incurred pursuant to the Second Refinancing Amendment. The 2017 Incremental Term Loans and the new tranche of term B loans were issued with an original issue discount of 0.50%, which is being amortized over the term of the existing Term Loans using the straight-line method, which approximates the effective interest rate method.
We incurred $8.7 million in fees for the issuance of the Credit Agreement in May 2014, and $3.2 million in fees for the issuance of the 2016 Incremental Term Loan Amendment in August 2016, which were initially recorded as deferred financing costs and are being amortized over the life of the related Term Loans as interest expense. In March 2017, we incurred an additional $1.0 million in fees for the issuance of the March 2017 Amendments, and in May 2017, we incurred an additional $11.1 million in fees for the issuance of the May 2017 Amendments. In connection with the March 2017 Amendments and the May 2017 Amendments, we determined that $0.9 million and $1.1 million of deferred costs previously capitalized should be expensed during our second and third fiscal quarters, respectively, as a loss on extinguishment of debt related to syndicated lenders whose debt was extinguished. As of September 29, 2017, approximately $13.7 million of deferred financing costs remain unamortized, of which $12.5 million related to the 2017 Incremental Term Loans is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.2 million related to the Revolving Facility is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
The combined Term Loans are payable in quarterly principal installments of approximately $1.7 million on the last business day of each calendar quarter, with the remainder due on the maturity date. In the event that we divest a business, the net cash proceeds of the divestment are generally required, subject to certain exceptions, to be applied to repayment of outstanding Term Loans except to the extent we reinvest such proceeds in assets useful for our business within 18 months of receiving the proceeds. If we enter into a binding agreement to reinvest such proceeds within 18 months of receiving them, we have until the later of 18 months following our receipt of the proceeds and 6 months following the date of such agreement to complete the reinvestment.
As of September 29, 2017, the following remained outstanding on the Term Loans:

Principal balance	$686,741
Unamortized discount	(5,835)
Total term loans	680,906
Current portion	6,885
Long-term, less current portion	$674,021

As of September 29, 2017, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2018	$6,885
2019	6,885
2020	6,885
2021	6,885
2022	6,885
Thereafter	652,316
Total	$686,741
The fair value of the Term Loans was estimated to be approximately $696.2 million as of September 29, 2017 and was determined using Level 2 inputs, including a quoted rate from a bank.
10. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On May 26, 2016, we entered into a Purchase and Sale Agreement (Purchase Agreement) with Calare Properties, Inc., a Delaware corporation (together with its affiliates, the Buyer), for the sale and subsequent leaseback of our corporate headquarters, located at 100 Chelmsford Street, Lowell, Massachusetts. The transactions contemplated by the Purchase Agreement closed on December 28, 2016, at which time we also entered into three lease agreements with the Buyer including: (1) a 20-year leaseback of the facility located at 100 Chelmsford Street (the 100 Chelmsford Lease), (2) a 20-year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street (the 144 Chelmsford Lease), and (3) a 14-year building lease renewal of an adjacent facility at 121 Hale Street (the 121 Hale Lease, and together with the 100 Chelmsford Lease and the 144 Chelmsford Lease, the Leases).
Because the transactions contemplated by the Purchase Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be the deemed accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation on our balance sheet and are being amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by the Buyer under the 144 Chelmsford Lease will be recognized as additional financing obligations on our balance sheet as incurred, and will be amortized over the 20-year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. As of September 29, 2017, we have recorded $3.6 million of construction costs as additional financing obligations within long-term debt in our accompanying consolidated financial statements.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation as of the December 28, 2016 inception of the lease based on the future minimum lease payments discounted at 8.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over their remaining useful lives. As of September 29, 2017, approximately $15.8 million of the financing obligation was outstanding associated with the Leases, of which $3.6 million was associated with the 144 Chelmsford Lease that has not yet been placed in service.
Acquired Capital Leases
In connection with the FiBest Acquisition in December 2015 and the BinOptics Acquisition in December 2014 we assumed certain capital lease obligations, of which approximately $2.3 million was outstanding as of September 29, 2017.
Future Minimum Payments Under Capital lease Obligations
As of September 29, 2017, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2018	$1,895
2019	1,791
2020	1,619
2021	1,485
2022	1,276
Thereafter	19,264
Total minimum capital lease payments	$27,330
Less amount representing interest	$(14,698)
Present value of net minimum capital lease payments	$12,632

11. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (Section 401(k)) on October 1, 2009 (401(k) Plan). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the plan may be made at the discretion of the board of directors. During the fiscal year ended September 29, 2017, we contributed $2.4 million to our 401(k) Plan for calendar year 2016. There were no contributions made by us to the 401(k) Plan for calendar year 2017 through September 29, 2017.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.3 million, $1.1 million and $1.0 million for fiscal years 2017, 2016 and 2015, respectively.
12. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 29, 2017	September 30, 2016
Compensation and benefits	$32,505	$32,563
Distribution costs	5,777	3,584
Income taxes payable	4,184	—
Product warranty	3,672	1,039
Professional fees	2,140	1,706
Deferred revenue	1,994	340
Contingent consideration	1,679	848
Rent and utilities	1,257	1,310
Purchase price holdback	1,000	—
Asset retirement obligations	959	2,932
Restructuring costs	627	3,104
Interest payable	532	4,314
Other	3,911	2,628
Total	$60,237	$54,368

13. COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments for the next five fiscal years as of September 29, 2017, are as follows (in thousands):

2018	$11,116
2019	9,001
2020	5,985
2021	3,828
2022	3,113
Thereafter	7,999
Total minimum lease payments	$41,042

Rent expense incurred under non-cancelable operating leases was $10.9 million, $7.0 million and $6.5 million in fiscal years 2017, 2016 and 2015, respectively.
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of the end of fiscal years 2017, 2016 and 2015, the estimated costs for the removal of these assets are recorded as asset retirement obligations was $2.3 million, $4.3 million and $1.3 million, respectively.
Unused Letter of Credit—As of September 29, 2017, we had outstanding unused letters of credit from a bank aggregating $0.4 million.
Purchase Commitments—As of September 29, 2017, we had outstanding non-cancelable purchase commitments aggregating to $1.8 million pursuant to inventory supply arrangements.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the year ended September 29, 2017.
GaN Lawsuit Against Infineon— On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation (Infineon Americas) and Infineon Technologies AG (Infineon AG and collectively, with Infineon Americas, Infineon) in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017.  MACOM answered the counterclaims on August 16, 2017.
The suit arises out of agreements relating to GaN patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation (International Rectifier) (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN-on-Si products. In an order dated October 31, 2016, the Court granted us a preliminary injunction against Infineon, which then issued on December 7, 2016 and was modified on March 6, 2017. The preliminary injunction declares that an exclusive licensing arrangement between us and Infineon that Infineon had purported to terminate is still in effect and prohibits Infineon Americas and others acting in concert with it from engaging in certain activities in our exclusive field, which includes RF power amplifiers for cellular base stations. Infineon appealed the preliminary injunction order to the Federal Circuit on January 3, 2017, and MACOM appealed the modification order on April 5, 2017. The appeals are fully briefed and were argued together on September 6, 2017, with a decision expected in the next few months. Meanwhile, the district court case is proceeding, with trial set to begin on February 26, 2019.

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
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

Total
Balance - October 3, 2014	$801
Current period charges	1,280
Payments	(1,138)
Balance - October 2, 2015	943
Current period charges	3,465
Payments	(1,304)
Balance - September 30, 2016	3,104
Current period charges	2,744
Payments	(5,221)
Balance at September 29, 2017	$627
The restructuring expenses recorded to date are expected to be paid through the remainder of calendar year 2017. We expect to incur additional restructuring costs in the range of approximately $3.6 million and $4.5 million during our fiscal year 2018 as we complete restructuring actions primarily associated with facility consolidations.
15. PRODUCT WARRANTIES
We establish a product warranty liability at the time of revenue recognition. Product warranties generally have terms of 12 months and cover nonconformance with specifications and defects in material or workmanship. For sales to distributors, our warranty generally begins when the product is resold by the distributor. The liability is based on estimated costs to fulfill customer product warranty obligations and utilizes historical product failure rates. Should actual warranty obligations differ from estimates, revisions to the warranty liability may be required.
Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2017	2016	2015
Balance — beginning of year	$1,039	$656	$446
Acquired	952	413	50
Provisions	1,737	(30)	160
Direct charges	(56)	—	—
Balance — end of year	$3,672	$1,039	$656
16. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2017	2016	2015
Cost of revenue	$30,286	$26,615	$27,285
Selling, general and administrative	35,456	23,640	11,695
Total	$65,742	$50,255	$38,980
Intangible assets consist of the following (in thousands):

	September 29, 2017	September 30, 2016
Acquired technology	$251,655	$165,397
Customer relationships	556,648	207,674
In-process research and development	—	8,000
Trade name	3,400	3,400
Total	811,703	384,471
Less accumulated amortization	(190,611)	(124,869)
Intangible assets — net	$621,092	$259,602
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total	Acquired Technology	Customer Relationships	In-Process Research and Development	Trade Name	Goodwill
Balance at October 2, 2015	$318,006	$162,536	$144,070	$8,000	$3,400	$93,346
Acquired	65,350	10,400	54,950	—	—	20,412
Fair value adjustment	1,678	78	1,600	—	—	3,475
Currency translation adjustments	8,857	1,803	7,054	—	—	2,791
Impairments of intangible assets	(10,088)	(10,088)	—	—	—	—
Other intangibles purchased	668	668	—	—	—	—
Balance at September 30, 2016	384,471	165,397	207,674	8,000	3,400	120,024
Acquired	436,181	83,518	352,663	—	—	195,145
Placed in service	—	3,648	—	(3,648)	—	—
Fair value adjustment	—	—	—	—	—	220
Currency translation adjustments	(4,597)	(908)	(3,689)	—	—	(1,624)
Impairments of intangible assets	(4,352)	—	—	(4,352)	—	—
Balance at September 29, 2017	$811,703	$251,655	$556,648	$—	$3,400	$313,765
As of September 29, 2017, our estimated amortization of our intangible assets in future fiscal years, subject to the completion of the purchase price allocation for the AppliedMicro, Picometrix, Antario and TPC acquisitions, was as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$82,798	90,429	88,030	79,161	65,468	211,806
Our trade name is an indefinite-lived intangible asset. During development, in-process research and development (IPR&D) is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of both a qualitative and quantitative assessment using an assumption of ‘more likely than not’ to determine if there were any impairment indicators. If impairment exists, a loss is recognized in an amount equal to that excess. Once an IPR&D project is complete, it becomes a definite long-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets. During the fourth quarter of fiscal year 2017, we completed the last IPR&D project and placed the acquired technology into service. Prior to placing the technology into service we performed an impairment assessment, at which time we determined that the value of the technology was impaired by $4.4 million, which was expensed in our fiscal fourth quarter of 2017. The remaining $3.6 million was placed in service as acquired technology.
Accumulated amortization for the acquired technology and customer relationships was $106.8 million and $83.9 million, respectively, as of September 29, 2017, and $76.7 million and $48.1 million, respectively, as of September 30, 2016.
During the second quarter of fiscal year 2016, we made a strategic decision to exit the product line and end programs associated with our GaN-on-SiC license and technology transfer to focus on development of our GaN-on-Si efforts. As a result of this strategic decision, we determined that the intangible assets and contractual commitments under the long-term technology licensing and transfer agreement signed in July 2013, as well as certain dedicated fixed assets and inventory, would no longer have any future benefit. The associated charges incurred during the nine months ended July 1, 2016 were $13.8 million, which included a write-off of $10.1 million of intangible assets, $0.6 million of property and equipment, $1.1 million of contractual commitments and $2.0 million of inventory.

17. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 29, 2017	September 30, 2016
Deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$396,871	$85,256
Intangible assets	(180,544)	(49,725)
Property and equipment	(1,045)	(2,730)
Other non-current deferred tax assets	20,756	21,855
Discontinued operations	—	9,100
Deferred compensation	9,291	5,545
Deferred gain	14,853	19,011
Valuation allowance	(274,406)	(10,471)
Total deferred tax (liability) asset	$(14,224)	$77,841
Included in the above table are the attributes of our Japan jurisdiction which is in a net liability position of $8.8 million relating primarily to intangible assets.
In fiscal year 2016 we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Upon adoption we included our current deferred income tax assets with our noncurrent deferred income tax assets; no adjustments were made to deferred tax liabilities.
As of September 29, 2017, we had $1,084.8 million of gross federal net operating loss (NOL) carryforwards consisting of $772.7 million relating to the AppliedMicro Acquisition, $158.9 million relating to the Mindspeed Acquisition, $26.2 million relating to the BinOptics Acquisition and $127.0 million relating to losses generated by MACOM. The federal NOL carryforwards will expire at various dates through 2036. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382.
During the fourth quarter of fiscal year 2016, we identified and corrected a prior period error where we understated our income tax benefit during 2013 through 2015. This was a result of the incorrect recording of intercompany pretax income among a few of our operating entities and due to the fact that these entities had different statutory tax rates. The out-of-period correction resulted in a $3.9 million increase in income tax benefit in the fiscal year ended September 30, 2016 of which $1.7 million, $1.0 million and $1.2 million related to the prior fiscal years 2015, 2014 and 2013, respectively.
The domestic and foreign income (loss) from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2017	2016	2015
United States	$(111,432)	$(46,593)	$(34,251)
Foreign	61,927	25,022	18,851
(Loss) income from operations before income taxes	$(49,505)	$(21,571)	$(15,400)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2017	2016	2015
Current:
Federal	$100	$(5,861)	$(19,015)
State	225	(766)	688
Foreign	7,307	906	1,092
Current provision (benefit)	7,632	(5,721)	(17,235)
Deferred:
Federal	(42,637)	(8,163)	10,845
State	(4,037)	(502)	(4,131)
Foreign	(466)	(2,603)	(1,302)
Change in valuation allowance	140,419	(994)	1,965
Deferred provision (benefit)	93,279	(12,262)	7,377
Total provision (benefit)	$100,911	$(17,983)	$(9,858)

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss incurred over the three-year period ended September 29, 2017 which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S., associated primarily with the AppliedMicro Acquisition during the three months ended March 31, 2017, resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance totaling $93.5 million was required for our U.S. deferred tax assets as of September 29, 2017. In addition, a full valuation allowance was established against the U.S. deferred tax assets acquired in connection with the AppliedMicro Acquisition.
The $274.4 million of valuation allowance as of September 29, 2017 relates primarily to federal and state NOLs and tax credit carryforwards assumed in the AppliedMicro Acquisition along with an establishment of a full valuation allowance against our U.S. deferred tax assets, and UK tax credit and NOL carryforwards whose recovery is not considered more likely than not. The $10.5 million of valuation allowance as of September 30, 2016 related primarily to state NOL and tax credit carryforwards assumed in the Mindspeed Acquisition and UK tax credit and NOL carryforwards whose recovery is not considered more likely than not. The change during the year ending September 29, 2017 of $263.9 million primarily relates to state NOL and tax credit carryforwards assumed in the AppliedMicro Acquisition along with an establishment of a full valuation allowance against our U.S. deferred tax assets.
Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	31.9	40.1	30.5
State taxes net of federal benefit	0.2	1.0	3.5
Warrant liabilities	(1.8)	(26.7)	(13.7)
Change in valuation allowance	(270.0)	3.0	(6.0)
Research and development credits	12.8	16.9	16.1
Correction of prior period	—	18.3	—
Provision to return adjustments	(4.0)	3.5	9.9
Nondeductible compensation expense	(4.1)	(9.2)	(8.9)
Nondeductible legal fees	(3.9)	(1.8)	(4.1)
Other permanent differences	0.1	3.3	1.6
Effective income tax rate	(203.8)%	83.4%	63.9%
 For fiscal years 2017, 2016 and 2015, the effective tax rates to calculate the tax benefit on $49.5 million, $21.6 million and $15.4 million, respectively, of pre-tax loss from continuing operations were (203.8)%, 83.4% and 63.9%, respectively. The effective income tax rate for fiscal years 2017, 2016 and 2015 were primarily impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, research and development tax credits, and the fair market value adjustment of warrant liabilities. For fiscal year 2017, the effective tax rate was also impacted by an establishment of a full valuation allowance against our U.S. deferred tax assets. For fiscal years 2015 and 2016, the rate was impacted by a retroactive enactment of the R&D tax credit from fiscal years 2014 and 2015, respectively, and a larger shift of the revenue associated with foreign entities taxed at lower rates as part of our auto divestiture.
All earnings of foreign subsidiaries are considered indefinitely reinvested for the periods presented. Undistributed earnings of all foreign subsidiaries as of September 29, 2017 aggregated $158.6 million, with Ireland and Grand Cayman accounting for $58.3 million and $90.1 million, respectively. It is not practicable to determine the U.S. federal and state deferred tax liabilities associated with such foreign earnings.
Activity related to unrecognized tax benefits is as follows (in thousands):

Amount
Balance - October 2, 2015	(1,670)
Additions based on tax positions	—
Reductions based on tax positions	—
Balance - September 30, 2016	$(1,670)
Additions based on tax positions	—
Reductions based on tax positions	—
Balance at September 29, 2017	$(1,670)

The balance of the unrecognized tax benefit as of September 29, 2017, is included in other long-term liabilities in the accompanying consolidated balance sheets. Due to the establishment of a full valuation allowance against our U.S. deferred tax assets, only $0.3 million of the entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal year 2017, we did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at September 29, 2017, as the remaining unrecognized tax benefits would only serve to reduce our current federal and state NOL carryforwards, if ultimately recognized.
A summary of the fiscal tax years that remain subject to examination, as of September 29, 2017, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States—federal	2013 - forward
United States—various states	2013 - forward
Ireland	2012 - forward
Generally, we are no longer subject to federal income tax examinations for years before 2013, except to the extent of loss and tax credit carryforwards from those years.
18. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have three equity incentive plans: the Amended and Restated 2009 Stock Incentive Plan (2009 Plan), the 2012 Omnibus Incentive Plan, as amended (2012 Plan) and the 2012 Employee Stock Purchase Plan, as amended and restated (ESPP).
Upon the closing of our initial public offering, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (ISOs), nonqualified stock options (NQs), stock appreciation rights, restricted stock (RSAs), restricted stock units (RSUs), performance-based stock units (PRSUs) and other equity-based awards to employees, directors and outside consultants. The ISOs and NQs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Certain of the share-based awards granted and outstanding as of September 29, 2017, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally have a term of seven to ten years.
As of September 29, 2017, we had 13.0 million shares available for future issuance under the 2012 Plan. The financial impact of any modifications to share-based awards during the periods presented was not material.
Outside of the three equity plans described above, we also grant incentive stock units (ISUs) liability awards to our international employees which typically vest over 4 years and for which the fair value is determined by our underlying stock price, which are settled in cash. As of September 29, 2017, we had approximately 203,000 ISU awards outstanding with a liability value of $4.4 million recorded as accrued compensation. The related expense for these cash based incentive awards was $3.9 million, $4.0 million and $1.8 million in fiscal years 2017, 2016 and 2015, respectively.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statement of Operations during the periods presented (in thousands):

	Fiscal Years
	2017	2016	2015
Cost of revenue	$3,189	$2,150	$1,949
Research and development	10,565	6,568	5,447
Selling, general and administrative	22,581	18,236	12,039
Total	$36,335	$26,954	$19,435
Amounts presented above include share-based compensation expense of $0.8 million for fiscal year 2017, which is recorded as discontinued operations related to employees of our Compute business and share-based compensation expense of $0.4 million for fiscal year 2015 related to employees terminated in conjunction with the Automotive divestiture in August 2015.
As of September 29, 2017, the total unrecognized compensation costs, adjusted for estimated forfeitures, related to outstanding stock options, restricted stock awards and units including awards with time-based and performance-based vesting was $62.1 million, which we expect to recognize over a weighted-average period of 2.5 years.

Stock Options
A summary of stock option activity for fiscal year 2017 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 30, 2016	1,048	$23.18
Granted (1)	379	44.74
Exercised	(234)	13.34
Forfeited, canceled or expired	(16)	56.80
Options outstanding - September 29, 2017	1,177	$31.61	4.99	16,445
Options vested and expected to vest - September 29, 2017	1,177	$31.61	4.99	16,445
Options exercisable - September 29, 2017	397	$23.00	4.16	9,701
(1) Includes 59,107 shares that were converted in connection with the AppliedMicro Acquisition.
Aggregate intrinsic value represents the difference between our closing stock price on September 29, 2017, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $8.9 million, $3.7 million and $7.1 million for fiscal year 2017, 2016 and 2015, respectively.
Stock Options with Performance-based Vesting Criteria
We granted approximately 230,000 non-qualified stock options in 2016 and 2015 which will vest subject to certain performance metrics such as revenue and gross margin targets being achieved. The aggregate fair value of these stock options was approximately $2.4 million on the date of grant, and the options are subject to vesting based on performance and service conditions being met. We used a Black-Scholes option pricing model for estimating the fair value on the date of grant which ranged from $10.12 to $10.54 per option share. The fair value of stock options is affected by valuation assumptions, including volatility, the Company’s stock price, expected term of the option, risk-free interest rate and expected dividends. These stock options will fully vest and become exercisable if certain performance criteria are met or exceeded in any period of four consecutive fiscal quarters completed during the term of the options based on pre-established revenue and gross margin targets. The stock options have a term of seven years, assuming continued employment with or services to the Company, and have a weighted average exercise price of $34.22 and equal to the closing price of the Company’s common stock on the date of grant. As of September 29, 2017, 50,000 shares of the performance-based stock options granted in fiscal year 2015 had vested as their performance metric had been met and all of the expense associated with these options had been fully recognized.
The weighted average Black-Scholes input assumptions used for calculating the fair value of these performance-based stock options are as follows:

	Fiscal Years
	2016	2015
Risk-free interest rate	1.15%	1.2%
Expected term (years)	4	4
Expected volatility	31.8%	36.2%
Expected dividends	—%	—%
Stock Options with Market-based Vesting Criteria
In January 2017, we granted 10,000 non-qualified stock options with a grant date fair value of $0.2 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s underlying public stock achieves the target price of $80.70 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
In November 2016, we granted 310,000 non-qualified stock options with a grant date fair value of $4.1 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s underlying public stock achieves the target price of $66.96 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized
During fiscal year 2016, we granted 300,000 non-qualified stock options with a grant date fair value of $3.5 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. In the event that the Company’s underlying public stock achieves the target price of $64.22 per share based on a 30 day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
During fiscal year 2015, we granted 30,000 stock options awards, with an exercise price of $29.80, under the 2012 Plan with a grant date fair value of $0.4 million that are subject to vesting only upon the market price of the Company's underlying public stock closing at $63.60 for at least a consecutive three trading day period. These stock options' fair value of $12.38 per option was estimated using a Monte Carlo simulation model based on the market conditions vesting condition. Compensation cost is recognized on a straight-line basis over the estimated service period of approximately three years, expiring in September 2022. On July 26, 2017, our common stock closed above $63.60 per share for a consecutive three trading day period which resulted in the vesting of these market-based stock options and the corresponding expense was accelerated and fully recognized.
The weighted average Monte Carlo input assumptions used for calculating the fair value of these market-based stock options are as follows:

	Fiscal Years
	2017	2016	2015
Risk-free interest rate	1.9%	2.1%	1.9%
Expected term (years)	7	7	7
Expected volatility	32.3%	36.5%	37.4%

Restricted Stock Awards and Units
A summary of restricted stock awards and units activity for fiscal year 2017 is as follows (in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Issued and unvested - September 30, 2016	1,708	$32.76	$72,165
Granted (1)	1,276	37.92
Vested	(984)	26.63
Forfeited, canceled or expired	(93)	36.30
Issued and unvested shares - September 29, 2017	1,907	39.20	$85,093
(1) Includes 306,089 shares that were converted in connection with the AppliedMicro Acquisition.
As of September 29, 2017, the aggregate intrinsic value of vesting restricted stock units including time-based and performance-based units was $79.3 million for fiscal year 2017. The total fair value of restricted stock awards and units vested was $51.2 million, $26.5 million and $23.3 million for the fiscal years 2017, 2016 and 2015, respectively.
In addition to RSUs, we also issue PRSUs with specific performance vesting criteria. These PRSUs have both a service and performance-based vesting condition and awards are divided into three equal tranches and vest based on achieving certain adjusted earnings per share (EPS) growth metrics. The service condition requires participants to be employed on May 15th of the following year once the performance condition has been met. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. As of September 29, 2017, the performance condition for 75,349 target shares had been met, and 203,011 shares with a total grant date fair value of $7.1 million are expected to vest in May 2018 when the service condition is achieved. We granted 69,109 PRSUs shares during fiscal year 2017. The amount of incremental PRSU awards that could ultimately vest if all performance criteria are achieved would be 442,605 shares assuming a maximum of 300% of the targeted shares.
Employee Stock Purchase Plan (ESPP)
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. As of September 29, 2017, total unrecognized compensation cost related to the ESPP was not material. In fiscal years 2017, 2016 and 2015, approximately 146,149, 154,187 and 175,900, respectively, of shares of common stock were issued under the ESPP.
The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year by the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year by the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP. In fiscal year 2017, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.
19. STOCKHOLDERS’ EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of September 29, 2017 and September 30, 2016. The outstanding shares of common stock as of September 29, 2017 and September 30, 2016, presented in the accompanying consolidated statements of stockholders’ equity, exclude 200 and 3,300 unvested shares of restricted stock awards, respectively, issued as compensation to employees that were subject to forfeiture.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of September 29, 2017, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations.
20. RELATED-PARTY TRANSACTIONS
GaAs Labs, LLC (GaAs Labs), a former stockholder and an affiliate of directors John and Susan Ocampo, continues to engage us to provide administrative and business development services to GaAs Labs on a time and materials basis. There are no minimum service requirements or payment obligations and the agreement may be terminated by either party with 30 days notice. In the fiscal years 2017, 2016 and 2015 we recorded no material billings to GaAs Labs.
Cadence Design Systems, Inc. (Cadence) provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our board of directors on March 22, 2017, served as an officer of Cadence through September 30, 2017. During fiscal year 2017, we made payments of $6.3 million to Cadence subsequent to Mr. Ribar joining the board of directors.
In fiscal years 2017 and 2016 we recorded no material revenue associated with product sales to a public company with a common director. In fiscal year 2015, we recorded revenue of $1.1 million associated with product sales to a public company with a common director.
21. DISCONTINUED OPERATIONS
In connection with the acquisition of AppliedMicro, we announced a plan to divest its Compute business. As of September 29, 2017, the Compute business was being actively marketed, and we expected to complete any such divestment within twelve months from the date of acquisition. We are accounting for the business as a discontinued operation. For additional information related to the divestiture of the Compute business refer to Note 27 - Subsequent Events.
In August of fiscal year 2015, we sold our Automotive business to Autoliv ASP Inc. (Autoliv) as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. The agreed consideration included $82.1 million in cash paid at closing and $18.0 million payable in eighteen months pending resolution of any contingencies as part of an indemnification agreement, plus the opportunity to receive up to an additional $30.0 million in cash based on achievement of revenue-based earnout targets through 2019. Additionally, we entered into a Consulting Agreement pursuant to which we may provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million in cash (the Consulting Agreement), from which we have recorded $7.5 million as other income during both fiscal years 2017 and 2016.
During fiscal year 2015, we recorded a pre-tax gain on the sale of the Automotive business of $61.8 million based on the $82.1 million received at closing on August 17, 2015, as described above. During fiscal year 2017, we received $18.0 million, the full amount of the indemnification escrow. The remainder of the consideration to be received from Autoliv, if any, including any additional amounts related to the Consulting Agreement, will be accounted for in discontinued operations when the contingencies are finalized and the proceeds, if any, become realizable.
In fiscal year 2014, subsequent to closing the Mindspeed Acquisition, we divested the wireless business of Mindspeed. The operations of the wireless business are included in discontinued operations through the date of sale. There was no initial gain or loss on the sale, which closed in February 2014. The selling price of the wireless business was $12.3 million and was received upon settlement of all indemnification holdbacks during fiscal year 2014. The final settlement of $1.6 million was received in September 2015, and recorded as a pre-tax gain within discontinued operations.
The accompanying consolidated statement of operations includes the following operating results related to these divested businesses (in thousands):

	Fiscal Years
	2017	2016	2015
Revenue (1)	$660	$—	$71,712
Cost of revenue (1)	2,252	—	46,931
Gross (loss) profit	(1,592)	—	24,781
Operating expenses:
Research and development (1)	29,167	—	2,319
Selling, general and administrative (1)	13,840	—	2,441
Total operating expenses	43,007	—	4,760
(Loss) income from discontinued operations (1)	(44,599)	—	20,021
Other income (2)	7,500	7,500	4,000
Gain on sale (3)	18,022	308	63,321
(Loss) income before income taxes	(19,077)	7,808	87,342
Income tax provision (benefit)	—	2,786	33,211
(Loss) income from discontinued operations	(19,077)	5,022	54,131

Above includes depreciation & amortization of (2)	—	—	189
Cash flow from Operating Activities (4)	(42,776)	—	(8,522)
Cash flow from Investing Activities (2)	25,522	7,500	(505)
(1) Amounts for fiscal year 2015 are associated with the Automotive business, and amounts for fiscal year 2017 are associated with the Compute business.
(2) Amounts are associated with the Automotive business.
(3) Fiscal year 2015 amounts include $1.6 million associated with the Mindspeed wireless business, and the remaining amounts are associated with the Automotive business.
(4) Amounts for fiscal year 2015 are associated with the Automotive business and Mindspeed wireless business, and amounts for fiscal year 2017 are associated with the Compute business.

For the fiscal year ended September 29, 2017, we recorded assets held for sale of $35.6 million, which included inventory and other assets of $1.3 million, property and equipment of $7.8 million, goodwill and intangibles of $28.4 million, as well as a $2.0 million provision for disposition costs. During the same period, liabilities held for sale amounted to $2.1 million.

22. EARNINGS PER SHARE
The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2017	2016	2015
Numerator:
Loss from continuing operations	$(150,416)	$(3,588)	$(5,542)
(Loss) income from discontinued operations	(19,077)	5,022	54,131
Net (loss) income	(169,493)	1,434	48,589
Net (loss) income attributable to common stockholders	$(169,493)	$1,434	$48,589
Denominator:
Weighted average common shares outstanding-basic	60,704	53,364	51,146
Weighted average common shares outstanding-diluted	60,704	53,364	51,146
Common stock earnings per share-basic:
Continuing operations	$(2.48)	$(0.07)	$(0.11)
Discontinued operations	(0.31)	0.09	1.06
Net common stock earnings per share-basic	$(2.79)	$0.03	$0.95
Common stock earnings per share-diluted:
Continuing operations	$(2.48)	$(0.07)	$(0.11)
Discontinued operations	(0.31)	0.09	1.06
Net common stock earnings per share-diluted	$(2.79)	$0.03	$0.95
The table above excludes the effects of 1,877,401, 1,855,049 and 2,055,779 shares for fiscal years 2017, 2016 and 2015, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units and warrants as the inclusion would be antidilutive.
23. SUPPLEMENTAL CASH FLOW INFORMATION
As of September 29, 2017 and September 30, 2016, we had $7.6 million and $0.8 million, respectively, in unpaid amounts related to purchases of property and equipment and intangibles included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying consolidated statements of cash flows until paid.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
As of September 29, 2017, we capitalized $3.6 million relating to the construction of the 144 Chelmsford Street facility. This was accounted for as a non-cash transaction as the costs were paid by Calare Properties, Inc.
The following is supplemental cash flow information regarding noncash investing and financing activities (in thousands):

	Fiscal Years
	2017	2016	2015
Cash paid for interest	$30,529	$16,335	$15,607
Cash paid (refunded) for income taxes	$(3,161)	$(373)	$22,676

24.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Items	Other Items	Total
Balance - October 2, 2015	$(2,182)	$(97)	$(2,279)
Foreign currency translation, net of tax	11,320	—	11,320
Unrealized gain/loss on short term investments	—	(2)	(2)
Balance - September 30, 2016	9,138	(99)	9,039
Foreign currency translation, net of tax	(5,999)	—	(5,999)
Unrealized gain/loss on short term investments	—	(63)	(63)
Balance at September 29, 2017	$3,139	$(162)	$2,977
25. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Fiscal Years
Revenue by Geographic Region	2017	2016	2015
United States	$265,038	$155,998	$152,974
China	206,136	201,911	127,428
Asia Pacific, excluding China (1)	170,826	144,872	103,941
Other Countries (2)	56,772	41,557	36,266
Total	$698,772	$544,338	$420,609
(1) Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and Vietnam.
(2) No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia-Pacific region as presented above.

	As of
	September 29, 2017	September 30, 2016
Long-Lived Assets by Geographic Region
United States	$101,044	$79,832
Asia Pacific (1)	24,945	16,614
Other Countries (2)	5,030	2,721
Total	$131,019	$99,167
(1) Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines, Vietnam and China.
(2) No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2017	2016	2015
Customer A	11%	11%	18%
Customer B	10%	15%	8%
Customer C	6%	12%	12%

	September 29, 2017	September 30, 2016
Accounts Receivable
Customer A	13%	11%
Customer B	5%	11%
Customer C	6%	16%
Customer D	14%	2%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2017, 2016 and 2015, our top ten customers represented an aggregate of 52%, 62% and 57% of total revenue, respectively.
26.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Fiscal Year 2017
Revenue	$151,752	$186,084	$194,555	$166,381	$698,772
Gross profit	78,495	68,864	92,629	86,896	326,884
(Loss) income from continuing operations	(2,171)	(134,267)	(13,977)	(1)	(150,416)
Income (loss) from discontinued operations (1)	1,206	4,136	(13,700)	(10,719)	(19,077)
Per share data (2)
Loss from continuing operations, basic	$(0.04)	$(2.21)	$(0.22)	$(0.00)	$(2.48)
Income (loss) from discontinued operations, basic	$0.02	$0.07	$(0.21)	$(0.17)	$(0.31)
Per share data (2) (3)
Loss from continuing operations, diluted	$(0.04)	$(2.21)	$(0.22)	$(0.21)	$(2.48)
Income (loss) from discontinued operations, diluted	$0.02	$0.07	$(0.21)	$(0.16)	$(0.31)

Fiscal Year 2016
Revenue	$115,774	$133,579	$142,288	$152,697	$544,338
Gross profit	60,318	65,525	73,962	81,804	281,609
(Loss) income from continuing operations	(16,770)	(12,045)	21,353	3,874	(3,588)
Income from discontinued operations	1,199	1,396	1,199	1,228	5,022
Per share data (2)
(Loss) income from continuing operations, basic	$(0.32)	$(0.23)	$0.40	$0.07	$(0.07)
Income from discontinued operations, basic	$0.02	$0.03	$0.02	$0.02	$0.09
Per share data (2) (3)
(Loss) income from continuing operations, diluted	$(0.32)	$(0.23)	$0.11	$0.07	$(0.07)
Income from discontinued operations, diluted	$0.02	$0.03	$0.02	$0.02	$0.09
____________

(1)
During the second quarter of fiscal year 2017, we announced a plan to divest the Compute business of AppliedMicro, and have included the results of the Compute business as discontinued operations in each subsequent quarter.

(2)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(3)	Diluted income (loss) per share for the fiscal fourth quarter 2017 and fiscal third quarter 2016 excludes $14.0 million and $15.3 million, respectively, related to warrant liability gain.
27. SUBSEQUENT EVENTS
On October 27, 2017, we and MACOM Connectivity Solutions, LLC (MACOM Connectivity), formerly known as AppliedMicro, our wholly-owned, indirect subsidiary, entered into a Purchase Agreement (the Purchase Agreement) with Project Denver Holdings LLC (Buyer), to sell the Compute business. In consideration for the transfer and sale of the Compute business, MACOM Connectivity received an equity interest in the Buyer valued at approximately $36.5 million and representing less than 20% of the Buyer's total outstanding equity. Under the Purchase Agreement, we agreed to guarantee the financial obligations of MACOM Connectivity, thereunder and to cause the delivery of the Compute business assets transferable to Buyer according to its terms.
The transactions contemplated by the Purchase Agreement closed contemporaneously with its signing, with the exception of the transfer of certain assets and entities related to the Compute business that are held outside of the United States, which will be transferred upon receipt of applicable foreign approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was performed, under the supervision, and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. We acquired AppliedMicro on January 26, 2017 and subsequently integrated their existing financial reporting processes and procedures into our financial reporting internal control structure. Accordingly, the scope of our evaluation including the effectiveness of our disclosure controls for fiscal year 2017 excluded internal controls related to financial reporting for periods prior to AppliedMicro integration. AppliedMicro's pre-integration revenue constituted approximately 11% of our consolidated revenue for the fiscal year ended September 29, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2017 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2017. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 29, 2017, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of September 29, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MACOM Technology Solutions Holdings, Inc.
Lowell, Massachusetts
We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the "Company") as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A, management excluded from its assessment the internal control over financial reporting at Applied Micro Circuits Corporation, which was acquired on January 26, 2017, and whose financial statements constitute 11 percent of total revenues of the consolidated financial statement amounts as of and for the year ended September 29, 2017. Accordingly, our audit did not include the internal control over financial reporting at Applied Micro Circuits Corporation. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017 of the Company and our report dated November 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 15, 2017

ITEM 9B. OTHER INFORMATION.

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2017.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2017.

Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Incentive Plan (2009 Plan), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of September 29, 2017 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
Equity Compensation Plans Approved by Security Holders	2,940,018	$12.26	16,033,569
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,940,018	$12.26	16,033,569

(1) Does not include 1,907,331 unvested shares outstanding as of September 29, 2017 in the form of restricted stock awards or restricted stock units under our 2012 Plan, which do not require the payment of any consideration by the recipients.
(2) The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year by the lesser of (a) 4.0% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 1.9 million shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan.
(3) The 2012 ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the 2012 ESPP can be increased on the first day of each fiscal year by the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 ESPP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements (included in" Item 8. - Financial Statements and Supplementary Data" of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 29, 2017 and September 30, 2016
Consolidated Statements of Operations for the Fiscal Years Ended September 29, 2017, September 30, 2016 and October 2, 2015
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Fiscal Years Ended September 29, 2017, September 30, 2016 and October 2, 2015
Consolidated Statements of Cash Flows for the Fiscal Years September 29, 2017, September 30, 2016 and October 2, 2015
Notes to Consolidated Financial Statements

(b)	Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein.

Exhibit Number	Description
2.1
Purchase Agreement by and among MACOM Connectivity Solutions, LLC, Project Denver Holdings LLC, and MACOM Technology Solutions Holdings, Inc., dated October 27, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 27, 2017).

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

10.10*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).
10.11*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).
10.12*
Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.13*
Offer of Employment Letter, dated as of December 11, 2013, between MACOM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.14*
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.15
Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.16	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2015).
10.17*
Consulting Agreement, dated July 16, 2015, among MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.18
Purchase and Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc., and Calare Properties, Inc., dated May 23, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016).

10.19
Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.2
First, Second and Third Amendments to Purchase And Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc. and Calare Properties, Inc. dated July 22, 2016, September 20, 2016 and September 22, 2016, respectively (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on November 17, 2016.

10.21
Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.22
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.23
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.25
Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.25
Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.26
Refinancing Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2017).

10.27
Second Refinancing Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2017).

10.28
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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2017

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 15, 2017.

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

/s/ Geoffrey Ribar
Geoffrey Ribar
Director