Form 10-Q
period 2017-12-29
MACOM Technology Solutions Holdings, Inc.
filed 2018-02-07
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2018, there were 64,405,673 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 29, 2017	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$152,085	$130,104
Short term investments	44,585	84,121
Accounts receivable (less allowances of $8,924 and $9,410, respectively)	97,123	136,096
Inventories	143,136	136,074
Income tax receivable	18,933	18,493
Assets held for sale	—	35,571
Prepaid and other current assets	25,363	22,438
Total current assets	$481,225	$562,897
Property and equipment, net	132,010	131,019
Goodwill	316,239	313,765
Intangible assets, net	601,920	621,092
Deferred income taxes	948	948
Other investments	41,500	—
Other long-term assets	7,418	7,402
TOTAL ASSETS	$1,581,260	$1,637,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$796	$815
Current portion of long-term debt	6,885	6,885
Accounts payable	25,807	47,038
Accrued liabilities	50,981	60,237
Liabilities held for sale	—	2,144
Total current liabilities	$84,469	$117,119
Lease payable, less current portion	19,163	17,275
Long-term debt, less current portion	660,696	661,471
Warrant liability	26,167	40,775
Deferred income taxes	15,555	15,172
Other long-term liabilities	7,409	7,937
Total liabilities	$813,459	$859,749
Stockholders’ equity:
Common stock	64	64
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	2,999	2,977
Additional paid-in capital	1,055,636	1,041,644
Accumulated deficit	(290,568)	(266,981)
Total stockholders’ equity	$767,801	$777,374
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,581,260	$1,637,123
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$130,925	$151,752
Cost of revenue	69,971	73,257
Gross profit	60,954	78,495
Operating expenses:
Research and development	41,651	30,174
Selling, general and administrative	37,634	36,496
Restructuring charges	4,662	1,287
Total operating expenses	83,947	67,957
(Loss) income from operations	(22,993)	10,538
Other (expense) income
Warrant liability gain (expense)	14,608	(4,823)
Interest expense, net	(7,239)	(7,350)
Other income (expense)	7	(4)
Total other income (expense), net	7,376	(12,177)
Loss before income taxes	(15,617)	(1,639)
Income tax expense	1,353	532
Loss from continuing operations	(16,970)	(2,171)
(Loss) income from discontinued operations	(5,599)	1,206
Net loss	$(22,569)	$(965)

Net (loss) income per share:
Basic (loss) income per share:
Loss from continuing operations	$(0.26)	$(0.04)
(Loss) income from discontinued operations	(0.09)	0.02
Loss per share - basic	$(0.35)	$(0.02)
Diluted (loss) income per share:
Loss from continuing operations	$(0.49)	$(0.04)
(Loss) income from discontinued operations	(0.09)	0.02
Loss per share - diluted	$(0.57)	$(0.02)
Shares used:
Basic	64,325	53,737
Diluted	65,109	53,737
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	December 29, 2017	December 30, 2016
Net loss	$(22,569)	$(965)
Unrealized loss on short term investments, net of tax	(267)	(46)
Foreign currency translation gain (loss), net of tax	289	(9,597)
Other comprehensive income (loss), net of tax	22	(9,643)
Total comprehensive loss	$(22,547)	$(10,608)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock options exercises	14	—	—	—	—	46	—	46
Vesting of restricted common stock and units	24	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	114	—	—	—	—	3,195	—	3,195
Shares repurchased for stock withholdings on restricted stock awards	(9)	—	—	—	—	(259)	—	(259)
Share-based compensation	—	—	—	—	—	9,992	—	9,992
Other comprehensive loss, net of tax	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	(22,569)	(22,569)
Balance at December 29, 2017	64,422	$64	(23)	$(330)	$2,999	$1,055,636	$(290,568)	$767,801
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 29, 2017	December 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,569)	$(965)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisitions):
Depreciation and intangibles amortization	26,874	18,475
Share-based compensation	9,992	8,183
Warrant liability (gain) expense	(14,608)	4,823
Acquired inventory step-up amortization	224	—
Deferred financing cost amortization	1,029	702
Deferred income taxes	403	(1,054)
Changes in assets held for sale from discontinued operations	(6,219)	—
Other adjustments, net	966	582
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	38,874	(4,488)
Inventories	(8,017)	(1,583)
Prepaid expenses and other assets	(6,583)	(673)
Accounts payable	(14,445)	931
Accrued and other liabilities	(2,225)	(5,547)
Income taxes	(3,162)	1,021
Net cash provided by operating activities	534	20,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	—	875
Purchases of property and equipment	(13,823)	(4,942)
Proceeds from sale of assets	—	104
Proceeds from sales and maturities of investments	57,382	8,822
Purchases of investments	(17,987)	(8,902)
Purchases of other investments	(5,000)	—
Payments associated with discontinued operations	(263)	—
Net cash provided by (used in) investing activities	20,309	(4,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	3,241	2,600
Payments on notes payable	(1,721)	(1,513)
Payments of capital leases and assumed debt	(216)	(288)
Repurchase of common stock	(259)	—
Proceeds from corporate facility financing obligation	—	4,250
Other adjustments	—	(38)
Net cash provided by financing activities	1,045	5,011
Foreign currency effect on cash	93	(435)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,981	20,940
CASH AND CASH EQUIVALENTS — Beginning of period	$130,104	$332,977
CASH AND CASH EQUIVALENTS — End of period	$152,085	$353,917
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The consolidated balance sheet at September 29, 2017 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 29, 2017 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017.
Principles of Consolidation—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2018 and 2017 include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the notes to our September 29, 2017 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("Topic 606"), which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method, and we are currently evaluating the method of adoption. We are currently in the process of completing our analysis on the impact of this new accounting standards update. We do not expect the adoption of ASU 2015-14 will have a material impact on our financial position and results of operations.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation ("Topic 718"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities. We adopted this ASU as of September 30, 2017. Prior to ASU 2016-09, the accounting for share-based compensation required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 requires an entity that elects to account for forfeitures when they occur to apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. We elected to account for forfeitures when they occur, and recorded a $1.0 million cumulative-effect adjustment to beginning retained earnings as of September 30, 2017. We did not record any adjustments to retained earnings for the tax effect of the adoption of ASU 2016-09 as we are in a full valuation allowance position against our U.S deferred tax asset. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recorded in the consolidated income statement on a prospective basis when the awards vest or are settled. Due to our full U.S. valuation allowance, ASU 2016-09 had no impact to our tax expense for the three months ended December 29, 2017.
2. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-money stock options and unvested restricted stock units to replace outstanding vested out-of-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short term investments. We recorded transaction costs related to the acquisition in selling, general and administrative expense. For the three months ended December 29, 2017, we recorded no transaction costs. For the three months ended December 30, 2016, we recorded transaction costs of $3.5 million. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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
In connection with the acquisition of AppliedMicro, we entered into a plan to divest a portion of AppliedMicro's business specifically related to its compute business (the "Compute business"). The divestiture of the Compute business was completed on October 27, 2017. See Note 3 - Discontinued Operations for further details of the divestiture.
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

We finalized the purchase accounting during the fiscal quarter ended December 29, 2017. The final purchase price allocation is as follows (in thousands):

	Preliminary Allocation as of	Allocation Adjustments	Adjusted Allocation
	September 29, 2017		December 29, 2017

Current assets	$70,434	$(553)	$69,881
Intangible assets	412,848	—	412,848
Assets held for sale	40,944	—	40,944
Other assets	9,800	—	9,800
Total assets acquired	534,026	(553)	533,473
Liabilities assumed:
Liabilities held for sale	4,444	—	4,444
Other liabilities	17,627	651	18,278
Total liabilities assumed	22,071	651	22,722
Net assets acquired	511,955	(1,204)	510,751
Consideration:
Cash paid upon closing	230,298	—	230,298
Common stock issued	455,775	—	455,775
Equity instruments issued	9,307	—	9,307
Total consideration	$695,380	$—	$695,380
Goodwill	$183,425	$1,204	$184,629
The components of the acquired intangible assets were as follows (in thousands):

	Included In Assets Held For Sale	Included in Retained Business	Useful Lives (Years)
Developed technology	$9,600	$78,448	7 years
Customer relationships	—	334,400	14 years
Total acquired intangible assets	$9,600	$412,848
The overall weighted-average life of the identified intangible assets acquired in the AppliedMicro Acquisition is estimated to be 12.7 years and the assets are being amortized over their estimated useful lives based upon the pattern over which we expect to receive the economic benefit from these assets.
The following is a summary of AppliedMicro revenue and earnings included in our accompanying condensed consolidated statements of operations for the three months ended December 29, 2017 (in thousands):

Three Months Ended
December 29, 2017
Revenue	$22,624
Loss from continuing operations	(5,441)
Loss from discontinued operations	(5,599)

The pro forma statements of operations data for the three months ended December 30, 2016, below, give effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

December 30, 2016
Revenue	$194,469
Income from continuing operations	9,019
Loss from discontinued operations	(17,923)
Acquisition of Assets of Picometrix LLC— On August 9, 2017, we completed the acquisition of certain assets of Picometrix LLC ("Picometrix"), a supplier of optical-to-electrical converters for Cloud Data Center infrastructure (the "Picometrix Acquisition"). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications. The purchase consideration was $33.5 million, comprised of an upfront cash payment of $29.5 million, and $4.0 million placed in escrow for potential satisfaction of certain indemnification obligations that may arise from the closing date through December 15, 2018. For the three months ended December 29, 2017, we recorded no transaction costs. The Picometrix Acquisition was accounted for as an asset purchase, and the operations of Picometrix have been included in our consolidated financial statements since the date of acquisition.
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
The preliminary allocation of purchase price as of December 29, 2017 is as follows (in thousands):

	Preliminary Allocation as of	Allocation Adjustments	Adjusted Allocation
	September 29, 2017		December 29, 2017

Current assets	$7,375	$(1,131)	$6,244
Intangible assets	19,000	—	19,000
Other assets	3,301	—	3,301
Total assets acquired	29,676	(1,131)	28,545

Current liabilities	2,169	242	2,411
Other liabilities	190	(77)	113
Total liabilities assumed	2,359	165	2,524
Net assets acquired	27,317	(1,296)	26,021
Consideration:
Cash paid upon closing, net of cash acquired	33,500	—	33,500
Goodwill	$6,183	$1,296	$7,479
The pro forma financial information for fiscal years 2018 and 2017, including revenue and net income, is immaterial, and has not been separately presented.

3. DISCONTINUED OPERATIONS
On October 27, 2017, we entered into a Purchase Agreement with Ampere Computing Holdings LLC (formerly known as Project Denver Holdings LLC) ("Ampere"), to sell the Compute business. In consideration for the transfer and sale of the Compute business, we received an equity interest in Ampere valued at approximately $36.5 million, and representing less than 20% of Ampere's total outstanding equity. The operations of the Compute business were accounted for as discontinued operations through the date of divestiture.
In August 2015, we sold our automotive business (the "Automotive business") to Autoliv ASP Inc. (“Autoliv”), as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. Additionally, we entered into a consulting agreement pursuant to which we were to provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million (the "Consulting Agreement"). During the three months ended December 30, 2016, we recognized $1.9 million of income from the consulting agreement with Autoliv. No income was recognized during the three months ended December 29, 2017.
The accompanying consolidated statements of operations includes the following operating results related to these discontinued operations (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Revenue (1)	$(2)	$—
Cost of revenue (1)	(540)	—
Gross profit	538	—
Operating expenses:
Research and development (1)	4,710	—
Selling, general and administrative (1)	1,427	—
Total operating expenses	6,137	—
Loss from operations	(5,599)	—
Other income (2)	—	1,875
(Loss) income before income taxes	(5,599)	1,875
Income tax provision	—	669
(Loss) income from discontinued operations	$(5,599)	$1,206

Cash flow from operating activities	(10,309)	—
(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.
4. INVESTMENTS
Our short term investments are invested in corporate bonds, restricted money market funds, commercial paper and agency bonds, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of December 29, 2017 and September 29, 2017 are summarized in the tables below (in thousands):

	December 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,458	$—	$(409)	$26,049
Commercial paper	18,544	3	(11)	18,536
Total short term investments	$45,002	$3	$(420)	$44,585

	September 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,366	$10	$(166)	$26,210
Commercial paper	57,943	4	(36)	57,911
Total short term investments	$84,309	$14	$(202)	$84,121

The contractual maturities of investments were as follows (in thousands):

	December 29, 2017	September 29, 2017
Less than 1 year	$19,561	$60,433
Over 1 year	25,024	23,688
Total short term investments	$44,585	$84,121
Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments— We record non-marketable equity investments at cost, which approximates fair value at the date of purchase, if we do not have the ability to exercise significant influence or control over the investment. We determine the appropriate classification of our investments at the time of acquisition and evaluate these investments for impairment at each balance sheet date. As of December 29, 2017, we had minority non-marketable equity investments of less than 20.0% of the outstanding equity in two privately held companies which were classified as other long-term investments. One of these investments is a minority equity ownership in Ampere, a technology company, for approximately $36.5 million. This investment was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017. The other investment is a Series B preferred stock ownership of a manufacturing company with preferred liquidation rights over other equity shares. This investment had a fair value of $5.0 million at the date of purchase.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 29, 2017.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 29, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$268	$268	$—	$—
Commercial paper	57,924	—	57,924	—
Corporate bonds	26,049	—	26,049	—
Total assets measured at fair value	$84,241	$268	$83,973	$—
Liabilities
Contingent consideration	$1,106	$—	$—	$1,106
Common stock warrant liability	26,167	—	—	26,167
Total liabilities measured at fair value	$27,273	$—	$—	$27,273

	September 29, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$36	$36	$—	$—
Commercial paper	57,911	—	57,911	—
Corporate bonds	26,210	—	26,210	—
Total assets measured at fair value	$84,157	$36	$84,121	$—
Liabilities
Contingent consideration	$1,679	$—	$—	$1,679
Common stock warrant liability	40,775	—	—	40,775
Total liabilities measured at fair value	$42,454	$—	$—	$42,454
As of December 29, 2017 and September 29, 2017, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	December 29, 2017	September 29, 2017
Contingent consideration	Discounted cash flow	Discount rate	9.2%	9.2%
		Probability of achievement	80% - 90%	70% - 100%
		Timing of cash flows	5 months	2 - 8 months

Warrant liability	Black-Scholes model	Volatility	47.7%	44.9%
		Discount rate	1.98%	1.62%
		Expected life	3.0 years	3.2 years
		Exercise price	$14.05	$14.05
		Stock price	$32.54	$44.61
		Dividend rate	—%	—%
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

The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 29, 2017	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	December 29, 2017
Contingent consideration	$1,679	$(573)	$—	$—	$1,106
Common stock warrant liability	$40,775	$(14,608)	$—	$—	$26,167

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	December 30, 2016
Contingent consideration	$848	$18	$—	$—	$866
Common stock warrant liability	$38,253	$4,823	$—	$—	$43,076
6. INVENTORIES
Inventories consist of the following (in thousands):

	December 29, 2017	September 29, 2017
Raw materials	$81,734	$78,999
Work-in-process	13,131	13,962
Finished goods	48,271	43,113
Total	$143,136	$136,074
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 29, 2017	September 29, 2017
Construction in process	28,811	22,195
Machinery and equipment	160,936	160,955
Leasehold improvements	12,931	13,809
Furniture and fixtures	2,399	2,078
Computer equipment and software	16,927	16,539
Capital lease assets	20,407	20,410
Total property and equipment	$242,411	$235,986
Less accumulated depreciation and amortization	(110,401)	(104,967)
Property and equipment, net	$132,010	$131,019
Depreciation and amortization expense related to property, plant and equipment for the three months ended December 29, 2017 was $7.7 million. Depreciation and amortization expense related to property, plant and equipment for the three months ended December 30, 2016 was $6.0 million.
8. DEBT
As of December 29, 2017, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017 and May 19, 2017, the “Credit Agreement”). As of December 29, 2017, the Credit Agreement consisted of term loans with an aggregate principal amount of $700.0 million (“Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (“Revolving Facility”). The Revolving Facility will mature in May 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.

All principal amounts outstanding and interest rate information as of December 29, 2017, for the Credit Agreement were as follows (in millions, except rate data):

	Principal Outstanding	Base Rate	Margin	Effective Interest Rate
Term loans	$685.0	1.55%	2.25%	3.80%
As of December 29, 2017, approximately $13.0 million of deferred financing costs remain unamortized, of which $11.9 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.1 million is related to the Revolving Facility and is recorded in other assets in our accompanying consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
As of December 29, 2017, we had $685.0 million of outstanding Term Loan borrowings under the Credit Agreement and $160.0 million of borrowing capacity under our Revolving Facility.
As of December 29, 2017, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$685,019
Unamortized discount	(5,532)
Unamortized deferred financing costs	(11,906)
Total term loans	$667,581
Current portion	6,885
Long-term, less current portion	$660,696
As of December 29, 2017, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2018 (rest of fiscal year)	$5,163
2019	6,885
2020	6,885
2021	6,885
2022	6,885
Thereafter	652,316
Total	$685,019
The fair value of the Term Loans was estimated to be approximately $694.4 million as of December 29, 2017 and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On May 26, 2016, we entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Calare Properties, Inc., a Delaware corporation (together with its affiliates, the “Buyer”), for the sale and subsequent leaseback of our corporate headquarters, located at 100 Chelmsford Street, Lowell, Massachusetts. The transactions contemplated by the Purchase and Sale Agreement closed on December 28, 2016, at which time we also entered into three lease agreements with the Buyer including: (1) a 20 year leaseback of the facility located at 100 Chelmsford Street (the “100 Chelmsford Lease”), (2) a 20 year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street (the “144 Chelmsford Lease”), and (3) a 14 year building lease renewal of an adjacent facility at 121 Hale Street (the “121 Hale Lease”, and together with the 100 Chelmsford Lease and the 144 Chelmsford Lease, the “Leases”).
Because the transactions contemplated by the Purchase and Sale Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be deemed the accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase and Sale Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase and Sale Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation on our consolidated balance sheet and are being amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by the Buyer under the 144 Chelmsford Lease will be recognized as additional financing obligations on our consolidated balance sheet as incurred, and will be amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation as of the December 28, 2016 inception of the lease based on the future minimum lease payments discounted at 8.5%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of December 29, 2017, approximately $17.9 million of the financing obligation was outstanding associated with the Leases, of which $5.7 million was associated with the 144 Chelmsford Lease that has not yet been placed in service.
Additionally, we have certain capital equipment lease obligations, of which approximately $2.0 million was outstanding as of December 29, 2017.
As of December 29, 2017, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2018 (rest of fiscal year)	$1,405
2019	1,790
2020	1,618
2021	1,485
2022	1,276
Thereafter	19,264
Total minimum capital lease payments	26,838
Less amount representing interest	(14,425)
Present value of net minimum capital lease payments (1)	$12,413
(1) Excludes $5.7 million associated with the 144 Chelmsford Lease that has not yet been placed in service.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Cost of revenue	$8,147	$6,001
Selling, general and administrative	10,993	6,467
Total	$19,140	$12,468

Intangible assets consist of the following (in thousands):

	December 29, 2017	September 29, 2017
Acquired technology	$251,650	$251,655
Customer relationships	556,620	556,648
Trade name	3,400	3,400
Total	$811,670	$811,703
Less accumulated amortization	(209,750)	(190,611)
Intangible assets — net	$601,920	$621,092

Our trade name is an indefinite-lived intangible asset. A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 29, 2017	$811,703	$251,655	$556,648	$3,400	$313,765
Fair value adjustment	—	—	—	—	2,500
Currency translation adjustment	(33)	(5)	(28)	—	(26)
Balance at December 29, 2017	$811,670	$251,650	$556,620	$3,400	$316,239
As of December 29, 2017, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Amortization expense	$63,659	90,420	88,023	79,156	65,463	211,799	$598,520
Accumulated amortization for acquired technology and customer relationships were $114.8 million and $94.9 million, respectively, as of December 29, 2017, and $106.8 million and $83.9 million, respectively, as of September 29, 2017.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of December 29, 2017 and September 29, 2017.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of December 29, 2017, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.

12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 29, 2017	December 30, 2016
Numerator:
Loss from continuing operations	$(16,970)	$(2,171)
(Loss) income from discontinued operations	(5,599)	1,206
Net loss	$(22,569)	$(965)
Warrant liability gain	(14,608)	—
Net loss attributable to common stockholders	$(37,177)	$(965)
Denominator:
Weighted average common shares outstanding-basic	64,325	53,737
Dilutive effect of warrants	784	—
Weighted average common shares outstanding-diluted	65,109	$53,737
(Loss) earnings per share-basic:
Continuing operations	$(0.26)	$(0.04)
Discontinued operations	(0.09)	0.02
Net loss to common stock holders per share-basic	$(0.35)	$(0.02)
(Loss) earnings per share-diluted:
Continuing operations	$(0.49)	$(0.04)
Discontinued operations	(0.09)	0.02
Net loss to common stock holders per share-diluted	$(0.57)	$(0.02)
As of December 29, 2017, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During the three months ended December 29, 2017 we recorded a $14.6 million gain, associated with adjusting the fair value of the warrants, in the consolidated income statement primarily as a result of changes in our stock price. When calculating earnings per share we are required to adjust for any changes in income or loss to show the maximum dilution possible and therefore during the quarter, we adjusted the numerator by the warrant gain of $14.6 million and denominator by the incremental shares of 783,508 under the treasury stock method. The table above excludes the effects of 499,831 and 1,875,326 shares for the three months ended December 29, 2017 and December 30, 2016, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units as the inclusion would be antidilutive.
13. COMMITMENTS AND CONTINGENCIES
From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended December 29, 2017.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation ("Infineon Americas") and Infineon Technologies AG ("Infineon AG" and collectively, with Infineon Americas, "Infineon") in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The district court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017. MACOM answered the counterclaims on August 16, 2017.
The suit arises out of agreements relating to GaN-on-Silicon ("GaN") patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation ("International Rectifier") (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN products. In an order dated October 31, 2016, the district court granted us a preliminary injunction against Infineon, which then issued on December 7, 2016 and was modified on March 6, 2017. The preliminary injunction declared, among other things, that a licensing agreement between us and Infineon that Infineon had purported to terminate is still in effect. On January 29, 2018, the Federal Circuit affirmed the district court’s decision to enter a preliminary injunction declaring the license agreement to still be in effect, although it reversed other aspects of the district court’s decision. Meanwhile, the district court case has been proceeding, with a claim construction hearing set for March 26, 2018 and trial set to begin on February 26, 2019.
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
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure our facility in Long Beach, California and to close our facilities in Belfast, United Kingdom and Sydney, Australia. The operations from the Long Beach facility will be consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities will be closed as we discontinue certain product development activities that were performed in those locations. The following is a summary of the restructuring charges incurred for the three months ended December 29, 2017 under these restructuring plans:

	Three Months Ended
	December 29, 2017	December 30, 2016
Employee related expenses	$2,571	$1,287
Facility related expenses	2,091	—
Total restructuring charges	$4,662	$1,287
The following is a summary of the costs incurred and remaining balances included in accrued expenses for the three months ended December 29, 2017 (in thousands):

Balance as of September 29, 2017	$627
Current period expense	4,662
Charges paid/settled, net	(1,365)
Balance as of December 29, 2017	$3,924
Our remaining accrued restructuring expenses are expected to be paid through the remainder of fiscal year 2018. We expect to incur additional restructuring costs of approximately $0.7 million to $1.5 million during the remainder of fiscal year 2018 as we complete these restructuring actions.
15. SHARE-BASED COMPENSATION
Stock Plans
As of December 29, 2017, we had 14.3 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”), and 3.4 million shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of December 29, 2017 are subject to accelerated vesting upon a change in control. There were no modifications to share-based awards during the periods presented. As of December 29, 2017, total unrecognized compensation cost related to the employee stock purchase plan was $1.2 million.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 29, 2017 and December 30, 2016 (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Cost of revenue	$945	$720
Research and development	3,662	1,945
Selling, general and administrative	5,385	5,518
Total share-based compensation expense	$9,992	$8,183
As of December 29, 2017, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $75.6 million, which we expect to recognize over a weighted-average period of 2.5 years.
Stock Options
We had 1.6 million stock options outstanding as of December 29, 2017, with a weighted-average exercise price per share of $33.17 and weighted-average remaining contractual term of 5.4 years. The aggregate intrinsic value of the stock options outstanding as of December 29, 2017 was $5.2 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
We had 0.4 million stock options exercisable as of December 29, 2017, with a weighted-average exercise price per share of $24.52 and weighted-average remaining contractual term of 4.0 years. The aggregate intrinsic value of the stock options exercisable as of December 29, 2017 was $5.1 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable.
During November 2017, we granted 325,000 non-qualified stock options with a grant date fair value of $5.0 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions are valued using a Monte Carlo simulation model, using a volatility rate of 45.8%, a risk-free rate of 2.26%, a weighted-average strike price of $36.58 and a term of seven years. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options then the share-based compensation expense would be reversed. In the event that our common stock achieves the target price of $98.99 per share based on a 30 days trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
During November 2017, we also granted 10,924 incentive stock options and 69,076 non-qualified stock options with a total grant date fair value of $1.4 million. These stock options are valued using a Black Scholes model, using a volatility rate of 45.7%, a risk-free rate of 2.21%, a strike price of $36.61 and an expected term of 6.5 years. Share-based compensation expense is recognized on a straight-line basis over the service period of approximately 4.5 years. If the required service period is not met for these options then the share-based compensation expense would be reversed.
The total intrinsic value of options exercised was $0.5 million for the three months ended December 29, 2017, and was $1.5 million for the three months ended December 30, 2016.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the three months ended December 29, 2017, is as follows (in thousands, except per share data):

	Number of RSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 29, 2017	1,907	$39.20	$72,165
Granted	291	35.55
Vested and released	(24)	30.04
Forfeited, canceled or expired	(75)	29.37
Balance at December 29, 2017	2,099	$39.16	$68,285

Restricted stock, restricted stock units and performance-based restricted stock units that vested during the three months ended December 29, 2017 and December 30, 2016 had fair value of $0.7 million and $0.9 million as of the vesting date, respectively.
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 30, 2016, was primarily impacted by changes in fair values of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 29, 2017 was primarily driven by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss incurred over the three-year period ended March 31, 2017 which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S. primarily associated with the AppliedMicro Acquisition during the three months ended March 31, 2017 resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination during the fiscal quarter ended March 31, 2017 that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was required for our U.S. deferred tax assets. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period ended December 29, 2017 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
The balance of the unrecognized tax benefit as of December 29, 2017 and September 29, 2017 did not change and remained at $1.7 million. The unrecognized tax benefits primarily relate to positions taken by us in our 2014 U.S. tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended December 29, 2017 and September 29, 2017, we did not make any accrual or payment of interest and penalties due to our U.S. Net Operating Loss ("NOL") carryover position.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to,

•	reducing the highest marginal U.S. federal corporate income tax rate from 35% in the period ending December 29, 2017 to 21%, effective January 1, 2018;

•
requiring companies to become liable for a one-time deemed repatriation transition tax (“Transition Tax”) based on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries for our year ending September 28, 2018;

•	generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries that would apply to our year beginning September 29, 2018;

•
requiring the inclusion of certain income such as Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) in our U.S. federal taxable income that would apply to our year beginning September 29, 2018;

•	eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized that would apply to our year beginning September 29, 2018;

•
repealing the performance-based compensation exception to the section 162(m) $1.0 million deduction limitation and revising the definition of a covered employee for our year beginning September 29, 2018;

•	creating the base erosion anti-abuse tax, a new minimum tax that would apply to our year beginning September 29, 2018;

•	creating a new limitation on deductible interest expense that would apply to our year beginning September 29, 2018;

•	limiting the degree to which net operating losses can be utilized against taxable income that would apply to losses created beginning with our year beginning September 29, 2018;

•	changing rules related to the ability to apply net operating losses against later or earlier tax years that would apply to losses created beginning with our year beginning September 30, 2017; and

•	an increase in the allowable deduction for costs to acquire qualified property placed into service after September 27, 2017.
Based on preliminary calculations, we currently estimate that our financial results for the year ending September 28, 2018 will include a non-cash reduction in income tax expense of approximately $3.7 million resulting primarily from the re-measurement of our U.S. deferred tax liabilities to reflect the new 21% U.S. federal tax rate. For the fiscal year ending September 28, 2018 our blended U.S. federal income tax rate is expected to be 24.5%.
To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and have determined that we expect to have sufficient net operating losses to reduce any cash tax payments associated with the one-time repatriation of E&P down to the alternative minimum tax, which we estimate to be less than $1.0 million. On a preliminary basis we have estimated the one-time repatriation of E&P would result in a release of the valuation allowance corresponding with utilization of our NOLs, resulting in no impact to our tax expense for the fiscal quarter ended December 29, 2017. We are continuing to analyze additional information to more precisely compute the amount of the Transition Tax.
The Tax Act creates a new requirement that certain income such as GILTI earned by CFCs must be included in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder's net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
The Company must assess whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., the Transition Tax, GILTI inclusions and new categories of foreign tax credits). The changes included in the Tax Act are broad and complex. Although we are not able to finalize our evaluation of the impact of the Tax Act at this time due to uncertainties related to any future legislative or regulatory actions related to the Tax Act and availability of information needed to perform the final calculations, we do believe that a full valuation allowance continues to be required. However, we will continue to evaluate the impact the Tax Act may have on our financial statements including the impact on our full valuation allowance against our U.S. deferred tax assets and any impact this would have on our tax expense.
The Securities Exchange Commission has issued Staff Accounting Bulletin No. 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the application of Accounting Standards Codification Topic 740, Income Taxes. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 28, 2018.
17. RELATED PARTY TRANSACTIONS
Cadence Design Systems, Inc. ("Cadence") provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our board of directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and now serves as a Senior Advisor of Cadence. During the three months ended December 29, 2017, we made payments of $1.8 million to Cadence.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of December 29, 2017 and December 30, 2016, we had $1.2 million and $1.4 million in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the three months ended December 29, 2017, we capitalized $2.1 million of net construction costs relating to the 144 Chelmsford Street facility. This was accounted for as a non-cash transaction as the costs were paid by the developer.
During the three months ended December 29, 2017, we divested the Compute business with net assets valued at approximately $36.5 million in exchange for an equity interest in Ampere.

The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Cash paid for interest	$6,938	$5,426
Cash paid (refunded) for income taxes	$4,155	$(712)
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended
Revenue by Geographic Region	December 29, 2017	December 30, 2016
United States	$55,356	$43,961
China	37,688	60,301
Asia Pacific, excluding China (1)	22,886	36,929
Other Countries (2)	14,995	10,561
Total	$130,925	$151,752

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and Vietnam.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.

	As of
Long-Lived Assets by Geographic Region	December 29, 2017	September 29, 2017
United States	$100,404	$101,044
Asia Pacific (1)	26,641	24,945
Other Countries (2)	4,965	5,030
Total	$132,010	$131,019

(1)	Asia Pacific represents Taiwan, Japan, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines, Vietnam and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	December 29, 2017	December 30, 2016
Customer A	10%	12%
Customer B	9%	22%

Accounts Receivable	December 29, 2017	September 29, 2017
Customer A	13%	13%
Customer C	10%	14%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three months ended December 29, 2017, our top ten customers represented 51% of total revenue, and for the three months ended December 30, 2016, our top ten customers represented 63% of total revenue.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy and the modern, networked battlefield across the radio frequency ("RF"), microwave, millimeterwave and lightwave spectrum. Our technology enables next-generation radars for air traffic control and weather forecasting, as well as mission success on the modern networked battlefield. We help our customers, including some of the world’s leading communications infrastructure and aerospace and defense companies, solve complex challenges in areas including network capacity, signal coverage, energy efficiency and field reliability, utilizing our best-in-class team and broad portfolio of analog RF, microwave, millimeterwave and photonic semiconductor solutions.
We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 5,000 standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across more than 60 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems ("MRI") and unmanned aerial vehicles ("UAVs"). Our primary markets are: Telecom, which includes carrier infrastructure, wired broadband and cellular backhaul, and cellular infrastructure; Datacenter which includes optical and photonic components and solutions for Cloud service provider and enterprise applications; and Industrial and Defense ("I&D"), which includes military and commercial radar, RF jammers, electronic countermeasures and communication data links; and multi-market components spanning industrial, medical, test and measurement and scientific applications.
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
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: Telecom, Datacenter and I&D. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from strength in these markets.
We expect our revenue in the Telecom market to be primarily driven by continued upgrades and expansion of communications equipment to support the proliferation of mobile computing devices such as smartphones and tablets, increasing adoption of bandwidth rich services such as video on demand and cloud computing. We expect our Datacenter market to be driven by the rapid adoption of cloud-based services and the migration to an application centric architecture, which we expect will drive adoption of higher speed, 100G and higher speed optical and photonic wireless links.
We expect our revenue in the I&D market to be driven by the upgrading of radar systems and modern battlefield communications equipment and networks designed to improve situational awareness. Growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. We expect revenue in this market to be further supported by growth in applications for our multi-purpose catalog products.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangible asset valuations and associated impairment assessments; revenue reserves; restructuring reserves; deferred tax valuation allowances; contingent consideration valuations and share-based compensation valuations.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our 2017 Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	$130,925	$151,752
Cost of revenue (1) (4)	69,971	73,257
Gross profit	$60,954	$78,495
Operating expenses:
Research and development (1)	41,651	30,174
Selling, general and administrative (1) (2) (5)	37,634	36,496
Restructuring charges	4,662	1,287
Total operating expenses	$83,947	$67,957
(Loss) income from operations	$(22,993)	$10,538
Other (expense) income
Warrant liability gain (expense) (3)	14,608	(4,823)
Interest expense	(7,239)	(7,350)
Other income (expense)	7	(4)
Total other income (expense), net	$7,376	$(12,177)
Loss before income taxes	(15,617)	(1,639)
Income tax expense	1,353	532
Loss from continuing operations	$(16,970)	$(2,171)
(Loss) income from discontinued operations (6)	(5,599)	1,206
Net loss	$(22,569)	$(965)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
(a) Intangible amortization expense:
Cost of revenue	$8,147	$6,001
Selling, general and administrative	10,993	6,467
(b) Share-based compensation expense:
Cost of revenue	$945	$720
Research and development	3,662	1,945
Selling, general and administrative	5,385	5,518

(2) Includes acquisition and transaction related costs of $3.5 million associated with the AppliedMicro Acquisition during the three months ended December 30, 2016.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes acquisition fair market value inventory step-up related expenses of $0.2 million for the three months ended December 29, 2017, associated with the Picometrix Acquisition.
(5) Includes specific litigation costs of $0.8 million and $0.3 million incurred in the three months ended December 29, 2017 and December 30, 2016, respectively, primarily related to the GaN lawsuit. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(6) For additional information related to this item refer to Note 3 - Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 29, 2017	December 30, 2016
Revenue	100.0%	100.0%
Cost of revenue	53.4	48.3
Gross profit	46.6	51.7
Operating expenses:
Research and development	31.8	19.9
Selling, general and administrative	28.7	24.0
Restructuring charges	3.6	0.8
Total operating expenses	64.1	44.8
(Loss) income from operations	(17.6)	6.9
Other (expense) income
Warrant liability gain (expense)	11.2	(3.2)
Interest expense	(5.5)	(4.8)
Other income (expense)	—	—
Total other income (expense), net	5.6	(8.0)
Loss before income taxes	(11.9)	(1.1)
Income tax expense	1.0	0.4
Loss from continuing operations	(13.0)	(1.4)
(Loss) income from discontinued operations	(4.3)	0.8
Net loss	(17.2)%	(0.6)%
Comparison of the Three Months Ended December 29, 2017 to the Three Months Ended December 30, 2016
Revenue. Our revenue decreased by $20.8 million, or 13.7%, to $130.9 million for the three months ended December 29, 2017, from $151.8 million for the three months ended December 30, 2016. The decrease in revenue in the three months ended December 29, 2017 is further described by end market in the following paragraphs.
We have historically reported our revenue by reference to three primary markets: Networks, Aerospace and Defense ("A&D") and Multi-market. Given the recent increase in the size of the Networks market relative to other markets, and our increasing focus on Cloud Data Center applications, beginning in our fiscal year 2018 we are reporting our revenue by reference to the following three primary markets: I&D (roughly corresponding to the former A&D and Multi-market combined), Datacenter and Telecom.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	December 29, 2017	December 30, 2016	% Change
Telecom	$55,450	$91,550	(39.4)%
Datacenter	34,761	16,804	106.9%
Industrial & Defense	40,714	43,398	(6.2)%
Total	$130,925	$151,752	(13.7)%

Telecom	42.4%	60.3%
Datacenter	26.6%	11.1%
Industrial & Defense	31.1%	28.6%
Total	100.0%	100.0%

In the three months ended December 29, 2017, our I&D market revenue decreased by $2.7 million, or 6.2%, compared to the three months ended December 30, 2016. The decrease was primarily related to lower revenue from sales of certain legacy defense products, partially offset by increases in revenue from sales of products acquired in recent acquisitions.
In the three months ended December 29, 2017, our Datacenter market revenue increased by $18.0 million, or 106.9%, compared to the three months ended December 30, 2016. The increase was primarily due to incremental revenue from the sales of products acquired in the AppliedMicro Acquisition, partially offset by decreased revenue from lower sales of legacy component products.
In the three months ended December 29, 2017, our Telecom revenues decreased by $36.1 million, or 39.4%, compared to the three months ended December 30, 2016. The decrease was primarily due to lower sales of carrier-based optical products to our Asia customer base and lower sales of products targeting fiber to the home applications.
Gross profit. Gross margin was 46.6% for the three months ended December 29, 2017, and 51.7% for the three months ended December 30, 2016. Gross profit during the three months ended December 29, 2017, was negatively impacted by an unfavorable sales mix, higher amortization of intangibles and depreciation associated with the AppliedMicro Acquisition, partially offset by lower compensation costs.
Research and development. Research and development expense increased by $11.5 million, or 38.0%, to $41.7 million, or 31.8% of our revenue, for the three months ended December 29, 2017, compared with $30.2 million, or 19.9% of our revenue, for the three months ended December 30, 2016. Research and development expense has increased in the fiscal 2018 period primarily as a result of higher acquisition related compensation, share-based compensation and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $1.1 million, or 3.1%, to $37.6 million, or 28.7% of our revenue, for the three months ended December 29, 2017, compared with $36.5 million, or 24.0% of our revenue, for the three months ended December 30, 2016. Selling, general and administrative expenses increased in the fiscal 2018 periods primarily due to higher intangible amortization and acquisition related compensation, partially offset by lower acquisition related transaction expenses.
Restructuring charges. Restructuring charges totaled $4.7 million and $1.3 million for the three months ended December 29, 2017 and December 30, 2016, respectively. The increase in restructuring charges during the first three months of fiscal year 2018 was primarily related to our planned exit of facilities in Long Beach, California, Belfast, United Kingdom and Sydney, Australia. We expect to incur additional restructuring costs of approximately $0.7 million to $1.5 million during the remainder of calendar year 2018 as we complete these restructuring actions.
Warrant liability. Our warrant liability resulted in a gain of $14.6 million for the three months ended December 29, 2017, compared to an expense of $4.8 million for the three months ended December 30, 2016. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. Income tax expense was $1.4 million for the three months ended December 29, 2017, compared to an expense of $0.5 million for the three months ended December 30, 2016. The income tax expense for the three months ended December 29, 2017 resulted primarily from income subject to tax in foreign jurisdictions and discrete adjustments to our U.S. deferred tax liability.  The income tax expense for the three months ended December 30, 2016 results from current period taxable income after adjusting for a non-taxable discrete loss of $4.8 million for changes in fair value of the stock warrant liability.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 30, 2016, was primarily impacted by changes in fair value of the common stock warrant liability which is neither deductible nor taxable for tax purposes, income taxed in foreign jurisdictions at generally lower tax rates, non-deductible compensation, research and development tax credits and non-deductible merger expenses, partially offset by U.S. state income taxes. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended December 29, 2017 was primarily driven by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the three months ended December 29, 2017 and December 30, 2016, respectively (in thousands):

	December 29, 2017	December 30, 2016
Cash and cash equivalents, beginning of period	$130,104	$332,977
Net cash provided by operating activities	534	20,407
Net cash provided by (used in) investing activities	20,309	(4,043)
Net cash provided by financing activities	1,045	5,011
Foreign currency effect on cash	93	(435)
Cash and cash equivalents, end of period	$152,085	$353,917
Cash Flow from Operating Activities:
Our cash flow from operating activities for the three months ended December 29, 2017 of $0.5 million consisted of a net loss of $22.6 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $18.7 million and changes in operating assets and liabilities of $4.4 million. Adjustments to reconcile our net loss to cash provided by operating activities of $18.7 million primarily included depreciation and intangible amortization expense of $26.9 million and share-based compensation expense of $10.0 million, partially offset by a warrant liability gain of $14.6 million and a change in the net value of assets and liabilities held for sale of $6.2 million. In addition, cash provided by operating assets and liabilities was $4.4 million for the three months ended December 29, 2017, primarily driven by a decrease in accounts receivable of $38.9 million, partially offset by decreases in accounts payable of $14.4 million, increases in inventory of $8.0 million, increases in prepaid expenses and other assets of $6.6 million and decreases in accrued and other liabilities of $2.2 million.
Our cash flow from operating activities for the three months ended December 30, 2016 of $20.4 million consisted of a net loss of $1.0 million plus adjustments to reconcile our net loss to cash provided by operating activities of $31.7 million less changes in operating assets and liabilities of $10.3 million. Adjustments to reconcile our net loss to cash provided by operating activities of $31.7 million primarily included depreciation and intangible amortization expense of $18.5 million, share-based incentive compensation expense of $8.2 million, and warrant liability expense of $4.8 million. In addition, cash used by operating assets and liabilities was $10.3 million for the three months ended December 30, 2016, primarily driven by an increase in accounts receivable of $4.5 million, an increase in inventory of $1.6 million and decreases in accrued and other liabilities of $5.5 million.
Cash Flow from Investing Activities:
Our cash flow from investing activities for the three months ended December 29, 2017 consisted primarily of proceeds of $57.4 million related to the sale of short term investments, partially offset by capital expenditures of $13.8 million, purchases of $18.0 million of short term investments and a $5.0 million investment in a privately held company.
Our cash flow used by investing activities for the three months ended December 30, 2016 consisted primarily of purchases of $8.9 million of short term investments and capital expenditures of $4.9 million, partially offset by received proceeds of $8.8 million related to the sale of short term investments and $0.9 million related to recovery of a portion of the Aeroflex/Metelics, Inc. acquisition purchase price related to a working capital adjustment.
Cash Flow from Financing Activities:
During the three months ended December 29, 2017, our cash provided by financing activities of $1.0 million was primarily related to $3.2 million of proceeds from stock option exercises and employee stock purchases, partially offset by $1.7 million of payments on notes payable.
During the three months ended December 30, 2016, our cash provided from financing activities of $5.0 million was primarily related to $4.3 million of proceeds from the sale of our corporate headquarters facility and $2.6 million of proceeds from stock option exercises and employee stock purchases, partially offset by $1.5 million of payments on notes payable.

Liquidity
As of December 29, 2017, we held $152.1 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 29, 2017, cash held by our foreign subsidiaries was $35.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of December 29, 2017, we also held $44.6 million of liquid short term investments, and had $160.0 million in borrowing capacity under our revolving credit facility.
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
Recent Accounting Pronouncements
See Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 29, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short term investments and our variable rate debt, as well as foreign exchange rate risk. In addition, the value of our warrant liability is based on the underlying price of our common stock and changes in its value could significantly impact our warrant liability expense.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of December 29, 2017, we had $685.0 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.9 million.
Foreign currency risk. To date, our international customer agreements have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates. The foreign operations of one of our subsidiaries located in Japan have transactions which are predominately denominated in Japanese Yen. The functional currency of a majority of our foreign operations continues to be in U.S. dollars with the remaining operations being local currency. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact demand in certain regions. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our products being more expensive to certain customers and could reduce or delay orders, or otherwise negatively affect how they do business with us. The effects of exchange rate fluctuations on the net assets of the majority of our operations are accounted for as transaction gains or losses. We believe that a change of 10% in such foreign currency exchange rates would not have a material impact on our financial position or results of operations. In the future, we may enter into foreign currency exchange hedging contracts to reduce our exposure to changes in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 29, 2017.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about our legal proceedings.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, except as noted below.
Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders and may have other adverse effects on our results of operations.
As of December 29, 2017, we had a term loan outstanding of $685.0 million and a revolving credit facility with $160.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:
•we may be unable or limited in our ability to obtain additional financing on favorable terms in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
•we may be limited in our ability to make distributions to our stockholders in a sale or liquidation until our debt is repaid in full;
•we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;
•our cash flow from operations will be allocated to the payment of the principal of and interest on, any outstanding indebtedness; and,
•we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs.
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
Our financial results may be adversely affected by increased tax rates, changes in applicable tax laws and regulations, and exposure to additional tax liabilities.
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
Changes in tax laws are introduced from time to time to reform taxation in the U.S., Ireland and other countries in which we have operations, including to implement or clarify the Tax Act. Depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and, thereby, on our financial position and results of operations. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The changes included in the Tax Act are broad and complex, and we are not able to finalize our evaluation of the impact of the Tax Act at this time due to uncertainties related to final interpretation of the law, any future legislative or regulatory actions related to the Tax Act and availability of information needed to perform the final calculations. However, the Tax Act may impact our financial position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2017 - October 27, 2017	—	$—	—	—
October 28, 2017 - November 24, 2017	8,638	30.02	—	—
November 25, 2017 - December 29, 2017	—	—	—	—
	8,638	$30.02	—	—

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
2.1
Purchase Agreement by and among MACOM Connectivity Solutions, LLC, Ampere Computing Holdings LLC (f/k/a Project Denver Holdings LLC), and MACOM Technology Solutions Holdings, Inc. dated October 27, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 27, 2017).

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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 7, 2018	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 7, 2018	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)