Form 10-K/A
period 2017-09-29
MACOM Technology Solutions Holdings, Inc.
filed 2018-04-23
CIK 1493594

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2017, the last business day of the registrant’s second fiscal quarter, was approximately $2.1 billion based on the closing price of the registrant’s common stock as of such date as reported on the NASDAQ Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2017 was 64,263,802.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended September 29, 2017.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2017

EXPLANATORY NOTE

In this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) for the fiscal year ended September 29, 2017, MACOM Technology Solutions Holdings, Inc. (the “Company”) amends the Form 10-K filed with the Securities and Exchange Commission on November 15, 2017 (the “Original Form 10-K”). This Amendment updates Part II, “Item 9A. Controls and Procedures” of the Original Form 10-K to (i) remove the qualification regarding the Company’s acquisition of Applied Micro Circuits Corporation from (a) the scope of management’s evaluation of the effectiveness of our disclosure controls and procedures and (b) the Audit Report of Deloitte & Touche LLP regarding the Company’s internal control over financial reporting, and (ii) amends management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures. We have included the entire text, as amended, of Part II, “Item 9A. Controls and Procedures” in this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.

Except as set forth above, this Amendment does not modify or update other disclosures in the Original Form 10-K. This Amendment does not reflect events occurring after the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

In this document, the words “Company,” “we,” “our,” “us,” and similar terms refer only to MACOM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.

PART II

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

An evaluation was performed, under the supervision, and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MACOM Technology Solutions Holdings, Inc.

Lowell, Massachusetts

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017 of the Company and our report dated November 15, 2017 (not included herein) expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 15, 2017

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item (other than Exhibits 23.2, 31.3 and 31.4) was filed as part of the Original Form 10-K.

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
Consolidated Statements of Cash Flows for the Fiscal Years September 29, 2017, September 30, 2016 and October 2, 2015
Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit Number	Description

2.1	Purchase Agreement by and among MACOM Connectivity Solutions, LLC, Project Denver Holdings LLC, and MACOM Technology Solutions Holdings, Inc., dated October 27, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 27, 2017).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).

4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

4.3	Second Amended and Restated Investor Rights Agreement, dated February 28, 2012 (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175934) filed on February 28, 2012).

4.4	First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.5	Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

10.1*	Form of Indemnification Agreement between MACOM Technology Solutions Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on October 21, 2011).

10.2	MACOM Technology Solutions Holdings, Inc. Amended and Restated 2009 Omnibus Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 28, 2012).

10.3	Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.4*	Form of Restricted Stock Agreement under the MACOM Technology Solutions Holdings, Inc. 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.5*	MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on November 28, 2012).

10.6*	Form of Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2015).

10.7*	Form of Nonqualified Stock Option Agreement under 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2015).

10.8*	MA-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.9*	Offer of Employment Letter to Michael Murphy, dated September 28, 2009, as amended (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).

10.10*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).

10.11*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).

10.12*	Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.13*	Offer of Employment Letter, dated as of December 11, 2013, between MACOM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.14*	Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.15	Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.16	Form of Restricted Stock Award Agreement under 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2015).

10.17*	Consulting Agreement, dated July 16, 2015, among MACOM Technology Solutions Inc., MACOM Auto Solutions Inc. and Autoliv ASP Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2015).

10.18	Purchase and Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc., and Calare Properties, Inc., dated May 23, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016).

10.19	Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.20	First, Second and Third Amendments to Purchase And Sale Agreement and Escrow Instructions by and between MACOM Technology Solutions Inc. and Calare Properties, Inc. dated July 22, 2016, September 20, 2016 and September 22, 2016, respectively (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on November 17, 2016).

10.21	Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.22	Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.23	MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.24	Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.25	Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.26	Refinancing Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2017).

10.27	Second Refinancing Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2017).

10.28	Second Incremental Term Loan Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc., as the initial lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2017).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on November 15, 2017).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on November 15, 2017).

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on November 15, 2017).

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on November 15, 2017).

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on November 15, 2017).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2018

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. Registrant

By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer