Form 10-Q
period 2018-03-30
MACOM Technology Solutions Holdings, Inc.
filed 2018-05-03
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 64,706,145 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 30, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$162,695	$130,104
Short term investments	27,396	84,121
Accounts receivable (less allowances of $8,003 and $9,410, respectively)	107,093	136,096
Inventories	143,897	136,074
Income tax receivable	18,970	18,493
Assets held for sale	—	35,571
Prepaid and other current assets	15,158	22,438
Total current assets	$475,209	$562,897
Property and equipment, net	138,542	131,019
Goodwill	317,094	313,765
Intangible assets, net	584,035	621,092
Deferred income taxes	1,713	948
Other investments	37,415	—
Other long-term assets	7,162	7,402
TOTAL ASSETS	$1,561,170	$1,637,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$804	$815
Current portion of long-term debt	6,885	6,885
Accounts payable	29,224	47,038
Accrued liabilities	51,674	60,237
Liabilities held for sale	—	2,144
Total current liabilities	$88,587	$117,119
Lease payable, less current portion	23,586	17,275
Long-term debt, less current portion	659,921	661,471
Warrant liability	9,151	40,775
Deferred income taxes	15,975	15,172
Other long-term liabilities	5,684	7,937
Total liabilities	$802,904	$859,749
Stockholders’ equity:
Common stock	65	64
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	7,173	2,977
Additional paid-in capital	1,057,410	1,041,644
Accumulated deficit	(306,052)	(266,981)
Total stockholders’ equity	$758,266	$777,374
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,561,170	$1,637,123
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$150,414	$186,084	$281,338	$337,836
Cost of revenue	84,813	117,220	154,784	190,477
Gross profit	65,601	68,864	126,554	147,359
Operating expenses:
Research and development	41,596	39,685	83,246	69,859
Selling, general and administrative	39,287	62,327	76,922	98,822
Impairment charges	6,575	—	6,575	—
Restructuring charges	1,539	469	6,200	1,757
Total operating expenses	88,997	102,481	172,943	170,438
Loss from operations	(23,396)	(33,617)	(46,389)	(23,079)
Other (expense) income
Warrant liability gain (expense)	17,015	(2,573)	31,624	(7,395)
Interest expense, net	(7,970)	(7,374)	(15,209)	(14,724)
Other expense	(4,139)	(898)	(4,133)	(903)
Total other income (expense), net	4,906	(10,845)	12,282	(23,022)
Loss before income taxes	(18,490)	(44,462)	(34,107)	(46,101)
Income tax (benefit) expense	(3,024)	89,805	(1,671)	90,337
Loss from continuing operations	(15,466)	(134,267)	(32,436)	(136,438)
(Loss) income from discontinued operations	(18)	4,136	(5,617)	5,342
Net loss	$(15,484)	$(130,131)	$(38,053)	$(131,096)

Net (loss) income per share:
Basic (loss) income per share:
Loss from continuing operations	$(0.24)	$(2.21)	$(0.50)	$(2.38)
(Loss) income from discontinued operations	0.00	0.07	(0.09)	0.09
Loss per share - basic	$(0.24)	$(2.14)	$(0.59)	$(2.29)
Diluted (loss) income per share:
Loss from continuing operations	$(0.50)	$(2.21)	$(0.98)	$(2.38)
(Loss) income from discontinued operations	0.00	0.07	(0.09)	0.09
Loss per share - diluted	$(0.50)	$(2.14)	$(1.07)	$(2.29)
Shares used:
Basic	64,549	60,813	64,437	57,276
Diluted	65,132	60,813	65,120	57,276
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net loss	$(15,484)	$(130,131)	$(38,053)	$(131,096)
Unrealized (loss) gain on short term investments, net of tax	(247)	52	(514)	6
Foreign currency translation gain (loss), net of tax	4,421	3,567	4,710	(6,030)
Other comprehensive income (loss), net of tax	4,174	3,619	4,196	(6,024)
Total comprehensive (loss) income	$(11,310)	$(126,512)	$(33,857)	$(137,120)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock options exercises	19	—	—	—	—	57	—	57
Vesting of restricted common stock and units	500	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	114	—	—	—	—	3,195	—	3,195
Shares repurchased for stock withholdings on restricted stock awards	(184)	—	—	—	—	(3,846)	—	(3,846)
Share-based compensation	—	—	—	—	—	15,342	—	15,342
Other comprehensive income, net of tax	—	—	—	—	4,196	—	—	4,196
Net loss	—	—	—	—	—	—	(38,053)	(38,053)
Balance at March 30, 2018	64,728	$65	(23)	$(330)	$7,173	$1,057,410	$(306,052)	$758,266
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 30, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,053)	$(131,096)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisitions):
Depreciation and intangibles amortization	54,439	40,097
Share-based compensation	15,342	17,731
Warrant liability (gain) expense	(31,624)	7,395
Acquired inventory step-up amortization	224	31,373
Deferred financing cost amortization	2,536	1,423
Acquisition prepaid compensation amortization	—	506
Loss on extinguishment of debt	—	871
Gain on disposition of business	—	(21,770)
Deferred income taxes	(573)	86,123
Impairment related charges	9,143	—
Loss on minority equity investment	4,085	—
Changes in assets held for sale from discontinued operations	(6,237)	—
Other adjustments, net	841	4,334
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	28,992	(10,879)
Inventories	(9,240)	458
Prepaid expenses and other assets	749	1,358
Accounts payable	(11,438)	(2,219)
Accrued and other liabilities	(4,115)	(7,680)
Income taxes	(3,915)	2,814
Net cash provided by operating activities	11,156	20,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	—	(229,423)
Purchases of property and equipment	(26,580)	(16,295)
Proceeds from sale of assets	—	215
Proceeds from sales and maturities of investments	77,853	19,037
Purchases of investments	(21,612)	(26,976)
Purchases of other investments	(5,000)	—
Payments associated with discontinued operations	(263)	21,770
Net cash provided by (used in) investing activities	24,398	(231,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	3,252	2,688
Payments on notes payable	(3,442)	(3,026)
Payments of capital leases and assumed debt	(405)	(618)
Repurchase of common stock	(3,846)	(10,027)
Proceeds from corporate facility financing obligation	1,081	4,250
Payments of contingent consideration and other	—	(2,517)
Net cash used in financing activities	(3,360)	(9,250)
Foreign currency effect on cash	397	(279)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,591	(220,362)
CASH AND CASH EQUIVALENTS — Beginning of period	$130,104	$332,977
CASH AND CASH EQUIVALENTS — End of period	$162,695	$112,615

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 2 - Acquisitions)	$—	$465,082
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The consolidated balance sheet at September 29, 2017 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 29, 2017 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606. The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated equity (deficit)) as of the earliest date presented in accordance with the new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. We plan to implement the new guidance on September 29, 2018, the beginning of our next fiscal year, using the modified retrospective approach, applied to those contracts that were not completed as of that date. We are currently analyzing the impact of this new accounting standards update. We do not expect the adoption of Topic 606 to have a material impact on our financial position and results of operations. As we continue our evaluation, we are also assessing any disclosure requirements and preparing to implement changes to accounting policies, business processes and internal controls to support the new standard.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation ("Topic 718"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities. We adopted this ASU as of September 30, 2017. Prior to ASU 2016-09, the accounting for share-based compensation required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 requires an entity that elects to account for forfeitures when they occur to apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. We elected to account for forfeitures when they occur, and recorded a $1.0 million cumulative-effect adjustment to beginning retained earnings as of September 30, 2017. We did not record any adjustments to retained earnings for the tax effect of the adoption of ASU 2016-09 as we are in a full valuation allowance position against our U.S deferred tax asset. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recorded in the consolidated income statement on a prospective basis when the awards vest or are settled. Due to our full U.S. valuation allowance, ASU 2016-09 had no impact to our tax expense for the three and six months ended March 30, 2018.
2. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-money stock options and unvested restricted stock units to replace outstanding vested out-of-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short term investments. We recorded transaction costs related to the acquisition in selling, general and administrative expense. For the three and six months ended March 30, 2018, we recorded no transaction costs. For the three and six months ended March 31, 2017, we recorded transaction costs of $8.3 million and $11.8 million. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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

The pro forma statements of operations data for the six months ended March 31, 2017, below, give effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Six Months Ended
March 31, 2017
Revenue	$394,792
Income from continuing operations	(84,543)
Loss from discontinued operations	(19,316)
Acquisition of Picometrix LLC— On August 9, 2017, we completed the acquisition of Picometrix LLC ("Picometrix"), a supplier of optical-to-electrical converters for Cloud Data Center infrastructure (the "Picometrix Acquisition"). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications. The purchase consideration was $33.5 million, comprised of an upfront cash payment of $29.5 million, and $4.0 million placed in escrow for potential satisfaction of certain indemnification obligations that may arise from the closing date through December 15, 2018. For the three and six months ended March 30, 2018, we recorded no transaction costs. The Picometrix Acquisition was accounted for as a business acquisition, and the operations of Picometrix have been included in our consolidated financial statements since the date of acquisition.
We recognized the Picometrix assets acquired and liabilities assumed based upon the fair value of such assets measured as of the date of acquisition. The aggregate purchase price for the Picometrix assets and liabilities has been allocated to the tangible and identifiable intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the acquired assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which will be tax deductible.
The purchase accounting is preliminary and subject to completion including certain fair value measurements, particularly the finalization of the valuation assessment of the acquired tangible and intangible assets. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting.
The preliminary allocation of purchase price as of March 30, 2018 is as follows (in thousands):

	Preliminary Allocation as of	Allocation Adjustments	Adjusted Allocation
	September 29, 2017		March 30, 2018

Current assets	$7,375	$(1,088)	$6,287
Intangible assets	19,000	—	19,000
Other assets	3,301	(81)	3,220
Total assets acquired	29,676	(1,169)	28,507

Current liabilities	2,169	142	2,311
Other liabilities	190	(77)	113
Total liabilities assumed	2,359	65	2,424
Net assets acquired	27,317	(1,234)	26,083
Consideration:
Cash paid upon closing, net of cash acquired	33,500	—	33,500
Goodwill	$6,183	$1,234	$7,417
The pro forma financial information for fiscal year 2017, including revenue and net income, is immaterial, and has not been separately presented.

3. DISCONTINUED OPERATIONS
On October 27, 2017, we entered into a Purchase Agreement to sell the Compute business. In consideration for the transfer and sale of the Compute business, we received an equity interest in the buyer valued at approximately $36.5 million, and representing less than 20.0% of the buyer's total outstanding equity. The operations of the Compute business were accounted for as discontinued operations through the date of divestiture.
In August 2015, we sold our automotive business (the "Automotive business") to Autoliv ASP Inc. (“Autoliv”), as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. Additionally, we entered into a consulting agreement pursuant to which we were to provide Autoliv with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million (the "Consulting Agreement"). During the three and six months ended March 31, 2017, we recognized $1.9 million and $3.8 million of income, respectively, from the consulting agreement with Autoliv. During the three months ended March 31, 2017, we also received $18.0 million, the full amount of the indemnification escrow. No income was recognized during the three and six months ended March 30, 2018.
The accompanying consolidated statements of operations includes the following operating results related to these discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue (1)	$2	$259	$—	$259
Cost of revenue (1)	(56)	1,620	(596)	1,620
Gross profit	58	(1,361)	596	(1,361)
Operating expenses:
Research and development (1)	(12)	8,325	4,698	8,325
Selling, general and administrative (1)	88	6,744	1,515	6,744
Total operating expenses	76	15,069	6,213	15,069
Loss from operations	(18)	(16,430)	(5,617)	(16,430)
Other income (2)	—	1,875	—	3,750
Gain on sale (2)	—	18,022	—	18,022
(Loss) income before income taxes	(18)	3,467	(5,617)	5,342
Income tax provision	—	(669)	—	—
(Loss) income from discontinued operations	$(18)	$4,136	$(5,617)	$5,342

Cash flow from operating activities	(18)	(29,072)	(10,327)	(29,072)
Cash flow from investing activities	—	21,770	—	21,770
(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.

As it relates to our Quarterly Report on Form 10-Q for the three and six months ended March 31, 2017, we identified an immaterial misstatement in our discontinued operations footnote table with regards to the cash flow amounts of our discontinued operations. The disclosure amounts incorrectly included cash flows from the continuing AppliedMicro business and incorrectly classified the $18.0 million indemnification escrow from the previously discontinued Automotive business, which was received during the three months ended March 31, 2017. Our footnote disclosure in the table above related to the discontinued operations for the three and six months ended March 31, 2017 has been restated to correct this error. The effect of this restatement is outlined below:

	Three and Six Months Ended March 31, 2017
	As reported	As adjusted
Depreciation and amortization	2,535	—
Net cash provided by (used in) operating activities	12,487	(29,072)
Net cash (used in) provided by investment activities	(663)	21,770
Net cash used in financing activities	(32,201)	—

4. INVESTMENTS
Our short-term investments are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of March 30, 2018 and September 29, 2017 are summarized in the tables below (in thousands):

	March 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,476	$—	$(677)	$25,799
Commercial paper	1,598	—	(1)	1,597
Total short term investments	$28,074	$—	$(678)	$27,396

	September 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,366	$10	$(166)	$26,210
Commercial paper	57,943	4	(36)	57,911
Total short term investments	$84,309	$14	$(202)	$84,121

The contractual maturities of investments were as follows (in thousands):

	March 30, 2018	September 29, 2017
Less than 1 year	$2,612	$60,433
Over 1 year	24,784	23,688
Total short term investments	$27,396	$84,121
Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments— As of March 30, 2018 we held two non-marketable equity investments classified as other long-term investments.
One of these is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. This investment had a fair value of $5.0 million at the date of purchase and is held at cost, which approximates fair value. Since we do not have the ability to exercise significant influence or control over the investment we hold this investment at cost, which we evaluate for impairment at each balance sheet date and through March 30, 2018 no impairment has been recorded for this investment.

In addition, we had a minority investment of less than 20.0% of the outstanding equity of a privately held limited liability corporation ("Compute"). This investment was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017 and had an initial value of $36.5 million. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute utilizing the equity method. During the three months ended March 30, 2018 we recorded a $4.1 million loss associated with this investment as other expense in our consolidated statement of operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 30, 2018.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 30, 2018
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$179	$179	$—	$—
Commercial paper	65,322	—	65,322	—
Corporate bonds	25,799	—	25,799	—
Total assets measured at fair value	$91,300	$179	$91,121	$—
Liabilities
Contingent consideration	$1,130	$—	$—	$1,130
Common stock warrant liability	9,151	—	—	9,151
Total liabilities measured at fair value	$10,281	$—	$—	$10,281

	September 29, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$36	$36	$—	$—
Commercial paper	57,911	—	57,911	—
Corporate bonds	26,210	—	26,210	—
Total assets measured at fair value	$84,157	$36	$84,121	$—
Liabilities
Contingent consideration	$1,679	$—	$—	$1,679
Common stock warrant liability	40,775	—	—	40,775
Total liabilities measured at fair value	$42,454	$—	$—	$42,454

As of March 30, 2018 and September 29, 2017, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	March 30, 2018	September 29, 2017
Contingent consideration	Discounted cash flow	Discount rate	9.2%	9.2%
		Probability of achievement	80% - 90%	70% - 100%
		Timing of cash flows	2 months	2 - 8 months

Warrant liability	Black-Scholes model	Volatility	55.6%	44.9%
		Discount rate	2.39%	1.62%
		Expected life	2.7 years	3.2 years
		Exercise price	$14.05	$14.05
		Stock price	$16.60	$44.61
		Dividend rate	—%	—%
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
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 29, 2017	Net Realized/Unrealized Gains Included in Earnings	Purchases and Issuances	Sales and Settlements	March 30, 2018
Contingent consideration	$1,679	$(549)	$—	$—	$1,130
Common stock warrant liability	$40,775	$(31,624)	$—	$—	$9,151

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	March 31, 2017
Contingent consideration	$848	$33	$—	$(400)	$481
Common stock warrant liability	$38,253	$7,395	$—	$—	$45,648
6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	March 30, 2018	September 29, 2017
Raw materials	$90,652	$78,999
Work-in-process	13,022	13,962
Finished goods	40,223	43,113
Total inventory, net	$143,897	$136,074

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	March 30, 2018	September 29, 2017
Construction in process	$27,207	$22,195
Machinery and equipment	174,817	160,955
Leasehold improvements	13,232	13,809
Furniture and fixtures	2,411	2,078
Computer equipment and software	17,086	16,539
Capital lease assets	20,764	20,410
Total property and equipment	$255,517	$235,986
Less accumulated depreciation and amortization	(116,975)	(104,967)
Property and equipment, net	$138,542	$131,019
Depreciation and amortization expense related to property, plant and equipment for the three and six months ended March 30, 2018 was $7.6 million and $15.4 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended March 31, 2017 was $7.2 million and $13.1 million, respectively.
8. DEBT
As of March 30, 2018, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017 and May 19, 2017, the “Credit Agreement”). As of March 30, 2018, the Credit Agreement consisted of term loans with an aggregate principal amount of $700.0 million (“Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (“Revolving Facility”). The Revolving Facility will mature in May 2019 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of March 30, 2018, for the Credit Agreement were as follows (in millions, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$683.3	1.89%	2.25%	4.14%
As of March 30, 2018, approximately $11.8 million of deferred financing costs remain unamortized, of which $11.3 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $0.5 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
As of March 30, 2018, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of March 30, 2018, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$683,298
Unamortized discount	(5,230)
Unamortized deferred financing costs	(11,262)
Total term loans	$666,806
Current portion	6,885
Long-term, less current portion	$659,921

As of March 30, 2018, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2018 (rest of fiscal year)	$3,442
2019	6,885
2020	6,885
2021	6,885
2022	6,885
Thereafter	652,316
Total	$683,298
The fair value of the Term Loans was estimated to be approximately $692.7 million as of March 30, 2018 and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On May 26, 2016, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Calare Properties, Inc. (together with its affiliates, “Calare”), for the sale and subsequent leaseback of our corporate headquarters, located at 100 Chelmsford Street, Lowell, Massachusetts. The transactions contemplated by the Purchase and Sale Agreement closed on December 28, 2016, at which time we also entered into three lease agreements with Calare including: (1) a 20 year leaseback of the facility located at 100 Chelmsford Street (the “100 Chelmsford Lease”), (2) a 20 year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street (the “144 Chelmsford Lease”), and (3) a 14 year building lease renewal of an adjacent facility at 121 Hale Street (the “121 Hale Lease”, and together with the 100 Chelmsford Lease and the 144 Chelmsford Lease, the “Leases”).
Because the transactions contemplated by the Purchase and Sale Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be deemed the accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase and Sale Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase and Sale Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation on our consolidated balance sheet and are being amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by Calare under the 144 Chelmsford Lease will be recognized as additional financing obligations on our consolidated balance sheet as incurred, and will be amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation based on the future minimum lease payments discounted at 8.6% as of March 30, 2018. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of March 30, 2018, approximately $22.4 million of the financing obligation was outstanding associated with the Leases, of which $10.2 million was associated with the 144 Chelmsford Lease that has not yet been placed in service.
Additionally, we have certain capital equipment lease obligations, of which approximately $1.9 million was outstanding as of March 30, 2018.

As of March 30, 2018, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2018 (rest of fiscal year)	$950
2019	1,809
2020	1,626
2021	1,483
2022	1,260
Thereafter	20,462
Total minimum capital lease payments	27,590
Less amount representing interest	(15,267)
Present value of net minimum capital lease payments (1)	$12,323
(1) Excludes $10.2 million associated with the 144 Chelmsford Lease that has not yet been placed in service.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenue	$8,172	$7,276	$16,319	$13,278
Selling, general and administrative	11,753	7,163	22,746	13,630
Total	$19,925	$14,439	$39,065	$26,908

Intangible assets consist of the following (in thousands):

	March 30, 2018	September 29, 2017
Acquired technology	$252,025	$251,655
Customer relationships	558,287	556,648
Trade name	3,400	3,400
Total	$813,712	$811,703
Less accumulated amortization	(229,677)	(190,611)
Intangible assets — net	$584,035	$621,092
Our trade name is an indefinite-lived intangible asset. A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 29, 2017	$811,703	$251,655	$556,648	$3,400	$313,765
Fair value adjustment	—	—	—	—	2,437
Currency translation adjustment	2,009	370	1,639	—	892
Balance at March 30, 2018	$813,712	$252,025	$558,287	$3,400	$317,094
As of March 30, 2018, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Amortization expense	$45,812	90,428	86,978	78,186	65,023	214,208	$580,635

Accumulated amortization for acquired technology and customer relationships were $123.0 million and $106.7 million, respectively, as of March 30, 2018, and $106.8 million and $83.9 million, respectively, as of September 29, 2017.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 30, 2018 and September 29, 2017.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization, or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of March 30, 2018, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.
12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator:
Loss from continuing operations	$(15,466)	$(134,267)	$(32,436)	$(136,438)
(Loss) income from discontinued operations	(18)	4,136	(5,617)	5,342
Net loss	$(15,484)	$(130,131)	$(38,053)	$(131,096)
Warrant liability gain	(17,015)	—	(31,624)	—
Net loss attributable to common stockholders	$(32,499)	$(130,131)	$(69,677)	$(131,096)
Denominator:
Weighted average common shares outstanding-basic	64,549	60,813	64,437	57,276
Dilutive effect of warrants	583	—	683	—
Weighted average common shares outstanding-diluted	65,132	$60,813	$65,120	$57,276
(Loss) earnings per share-basic:
Continuing operations	$(0.24)	$(2.21)	$(0.50)	$(2.38)
Discontinued operations	0.00	0.07	(0.09)	0.09
Net loss to common stock holders per share-basic	$(0.24)	$(2.14)	$(0.59)	$(2.29)
(Loss) earnings per share-diluted:
Continuing operations	$(0.50)	$(2.21)	$(0.98)	$(2.38)
Discontinued operations	0.00	0.07	(0.09)	0.09
Net loss to common stock holders per share-diluted	$(0.50)	$(2.14)	$(1.07)	$(2.29)
As of March 30, 2018, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During the three and six months ended March 30, 2018, we recorded a $17.0 million gain and a $31.6 million gain, respectively, associated with adjusting the fair value of the warrants, in the consolidated statement of operations primarily as a result of changes in our stock price. When calculating earnings per share we are required to adjust for any changes in income or loss to show the maximum dilution possible and therefore during the quarter, we adjusted the numerator by the warrant gains of $17.0 million and $31.6 million, respectively, and denominator by the incremental shares of 582,889 and 683,198, respectively, under the treasury stock method. The table above excludes the effects of 477,212 and 488,521 shares, respectively, for the three months and six months ended March 30, 2018, of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units as the inclusion would be antidilutive. The table above excludes the effects of 2,030,744 and 1,953,035 shares, respectively, for the three and six months ended March 31, 2017, of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units as the inclusion would be antidilutive.

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended March 30, 2018.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation ("Infineon Americas") and Infineon Technologies AG ("Infineon AG" and collectively, with Infineon Americas, "Infineon") in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The district court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017. MACOM answered the counterclaims on August 16, 2017. On March 14, 2018, MACOM filed a third amended complaint, which Infineon answered on March 28, 2018.
The suit arises out of agreements relating to GaN-on-Silicon ("GaN") patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation ("International Rectifier") (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract. If successful, the relief sought in our second amended complaint would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN products. In an order dated October 31, 2016, the district court granted us a preliminary injunction against Infineon, which then issued on December 7, 2016 and was modified on March 6, 2017. The preliminary injunction declared, among other things, that a licensing agreement between us and Infineon that Infineon had purported to terminate is still in effect. On January 29, 2018, the Federal Circuit affirmed the district court’s decision to enter a preliminary injunction declaring the license agreement to still be in effect, although it reversed other aspects of the district court’s decision. Meanwhile, the district court case has been proceeding, and trial is set to begin on February 26, 2019.
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
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure our facility in Long Beach, California and to close our facilities in Belfast, the United Kingdom and Sydney, Australia. As of March 30, 2018, the operations from the Long Beach facility have been consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities have been closed as we have discontinued certain product development activities that were performed in those locations. The following is a summary of the restructuring charges incurred for the three and six months ended March 30, 2018 under these restructuring plans:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Employee related expenses	$221	$469	$2,792	$1,757
Facility related expenses	1,318	—	3,408	—
Total restructuring charges	$1,539	$469	$6,200	$1,757

The following is a summary of the costs incurred for the six months ended March 30, 2018 and the remaining balances included in accrued expenses at March 30, 2018 (in thousands):

Balance as of September 29, 2017	$627
Current period expense	6,200
Charges paid/settled, net	(4,777)
Balance as of March 30, 2018	$2,050
Our remaining accrued restructuring expenses are expected to be paid through the remainder of fiscal year 2018. We expect to incur additional restructuring costs of approximately $0.1 million to $0.5 million during the remainder of fiscal year 2018 as we complete these restructuring actions.
15. SHARE-BASED COMPENSATION
Stock Plans
As of March 30, 2018, we had 14.0 million shares available for future issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”), and 3.4 million shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of March 30, 2018 are subject to accelerated vesting upon a change in control. There were no modifications to share-based awards during the periods presented.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended March 30, 2018 and March 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenue	$917	$679	$1,862	$1,399
Research and development	2,976	2,727	6,637	4,671
Selling, general and administrative	1,457	6,144	6,843	11,661
Total share-based compensation expense	$5,350	$9,550	$15,342	$17,731
As of March 30, 2018, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based and performance based vesting was $69.1 million, which we expect to recognize over a weighted-average period of 2.7 years. As of March 30, 2018, total unrecognized compensation cost related to the employee stock purchase plan was $0.4 million.
Stock Options
We had 1.5 million stock options outstanding as of March 30, 2018, with a weighted-average exercise price per share of $33.10 and weighted-average remaining contractual term of 5.3 years. The aggregate intrinsic value of the stock options outstanding as of March 30, 2018 was $1.2 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
We had 0.4 million stock options exercisable as of March 30, 2018, with a weighted-average exercise price per share of $24.23 and weighted-average remaining contractual term of 3.8 years. The aggregate intrinsic value of the stock options exercisable as of March 30, 2018 was $1.2 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable.
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
The total intrinsic value of options exercised was $0.2 million and $0.7 million for the three and six months ended March 30, 2018, respectively, and was $0.3 million and $1.8 million for the three and six months ended March 31, 2017, respectively.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the six months ended March 30, 2018, is as follows (in thousands, except per share data):

	Number of RSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 29, 2017	1,907	$39.20	$72,165
Granted	901	26.07
Vested and released	(500)	37.10
Forfeited, canceled or expired	(132)	32.97
Balance at March 30, 2018	2,176	$34.63	$36,015
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the six months ended March 30, 2018 and March 31, 2017 had fair value of $10.4 million and $10.0 million as of the vesting date, respectively.
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and six months ended March 31, 2017, was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets. For the fiscal year ending September 28, 2018, our blended U.S. federal income tax rate is expected to be 24.5%. The difference between the U.S. federal statutory income tax rate of 24.5% and our effective income tax rate for the three and six months ended March 30, 2018 was primarily impacted by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss initially incurred over the three-year period ended March 31, 2017, which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S. primarily associated with the AppliedMicro Acquisition during the three months ended March 31, 2017 resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination during the fiscal quarter ended March 31, 2017 that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was required for our U.S. deferred tax assets. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period ended March 30, 2018 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.

The balance of the unrecognized tax benefit as of March 30, 2018 and September 29, 2017 was $0.3 million and $1.7 million, respectively. The decrease of $1.4 million was primarily the result of an audit settlement of our 2014 U.S. tax filings during the three months ended March 30, 2018. The unrecognized tax benefits as of March 30, 2018 primarily relate to positions taken by us in our foreign tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended March 30, 2018 and September 29, 2017, we did not make any accrual or payment of interest and penalties.
On December 22, 2017, the U.S. Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to,

•	reducing the highest marginal U.S. federal corporate income tax rate from 35% in the period ending December 29, 2017 to 21%, effective January 1, 2018;

•
requiring companies to become liable for a one-time deemed repatriation transition tax (“Transition Tax”) based on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries for our year ending September 28, 2018;

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
Based on preliminary calculations, we currently estimate that our financial results for the fiscal year ending September 28, 2018 will include a non-cash reduction in income tax expense of approximately $3.7 million resulting primarily from the re-measurement of our U.S. deferred tax liabilities to reflect the new 21% U.S. federal tax rate. For the fiscal year ending September 28, 2018, our blended U.S. federal income tax rate is expected to be 24.5%.
To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and have determined that we expect to have sufficient net operating losses to reduce any cash tax payments associated with the one-time repatriation of E&P down to the alternative minimum tax, which we estimate to be less than $1.0 million. On a preliminary basis we have estimated the one-time repatriation of E&P would result in a release of the valuation allowance corresponding with utilization of our U.S. Net Operating Loss ("NOL"), resulting in no impact to our tax expense for the six months ended March 30, 2018. We are continuing to analyze additional information to more precisely compute the amount of the Transition Tax.
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
17. RELATED PARTY TRANSACTIONS
Cadence Design Systems, Inc. ("Cadence") provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our Board of Directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and served as a Senior Advisor of Cadence until March 31, 2018. During the six months ended March 30, 2018, we made payments of $4.1 million to Cadence. During the six months ended March 31, 2017, we made payments of $1.5 million to Cadence subsequent to Mr. Ribar joining the Board of Directors.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of March 30, 2018 and March 31, 2017, we had $1.5 million and $1.1 million in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period, respectively. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the six months ended March 30, 2018, we capitalized $9.2 million of net construction costs relating to the 144 Chelmsford Street facility, of which $7.1 million was accounted for as a non-cash transaction as the costs were paid by the developer.
During the six months ended March 30, 2018, we divested the Compute business with net assets valued at approximately $36.5 million in exchange for a $36.5 million equity interest in Compute. During the six months ended March 30, 2018, we recorded a $4.1 million loss associated with this investment based on our proportionate share of the losses or earnings of the Compute.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Six Months Ended
	March 30, 2018	March 31, 2017
Cash paid for interest	$14,094	$16,668
Cash paid (refunded) for income taxes	$4,065	$(720)
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

Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Six Months Ended
Revenue by Geographic Region	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
United States	$74,323	$66,223	$129,679	$110,184
China	38,364	56,534	76,052	116,835
Asia Pacific, excluding China (1)	23,347	48,613	46,232	85,541
Other Countries (2)	14,380	14,714	29,375	25,276
Total	$150,414	$186,084	$281,338	$337,836

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and Vietnam.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.

	As of
Long-Lived Assets by Geographic Region	March 30, 2018	September 29, 2017
United States	$102,064	$101,044
Asia Pacific (1)	33,001	24,945
Other Countries (2)	3,477	5,030
Total	$138,542	$131,019

(1)	Asia Pacific represents Taiwan, India, Japan, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines, Vietnam and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Customer A	12%	10%	11%	11%
Customer B	11%	9%	9%	6%
Customer C	5%	11%	7%	16%

Accounts Receivable	March 30, 2018	September 29, 2017
Customer A	14%	13%
Customer D	23%	14%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and six months ended March 30, 2018, our top ten customers represented 58% and 54% of total revenue, respectively, and for the three and six months ended March 31, 2017, our top ten customers represented 56% and 57% of total revenue, respectively.
20. SUBSEQUENT EVENTS
On April 15, 2018, Zhongxing Telecommunications Equipment Corporation, of Shenzen China, and certain affiliated entities (collectively "ZTE") were added to the U.S. Department of Commerce's Bureau of Industry and Security's List of Denied Persons ("BIS"). As a result, ZTE cannot receive or participate in any way in a transaction involving virtually any commercial items exported from the U.S. until March 13, 2025, and third persons are prohibited from participating in most transactions involving U.S. origin items and ZTE until March 13, 2025. During our most recently completed fiscal year ended September 29, 2017 and six months ended March 30, 2018 sales to ZTE directly or through distribution channels represented less than 2% of our consolidated revenue.
As a result of this action by the BIS we determined that certain ZTE-related assets including other assets of $1.9 million, property and equipment of $4.4 million, inventory of $1.3 million and certain of our channel partners held returnable inventory of $1.2 million, designated for future use with ZTE, were impaired. Accordingly, during the three months ended March 30, 2018, we recorded a total impairment charge of $9.1 million, of which $6.6 million was included in operating expenses related to the write-off of the property and equipment and other assets and of which $2.5 million was included in cost of goods sold which related to inventory reserves.
On April 30, 2018, our subsidiary MACOM Japan Limited entered into an Asset Purchase and Intellectual Property License Agreement ("APA") with CIG Shanghai Co., Ltd. ("Buyer") and us (solely for the purpose of guaranteeing certain payment obligations of our subsidiary thereunder and effectuating the license provisions thereof), pursuant to which our subsidiary agreed to the sale and transfer to Buyer of certain capital equipment, inventory and other assets associated with the subsidiary's long-range optical subassembly product line (the “LR4 Business”), and to grant Buyer a non-exclusive license with respect to related intellectual property. The APA provides that Buyer will pay our subsidiary $5.0 million within 30 days following the closing of the transactions contemplated by the APA, provide us with the opportunity to supply components, and will pay our subsidiary further amounts to be determined for the equipment and assets delivered at the closing, which are expected to approximate their net book value, within 60 days following the closing, subject to receipt of required government approvals. The closing of the transactions contemplated by the APA is anticipated to occur during our third fiscal quarter of 2018, subject to the prior satisfaction of customary closing conditions. Should the transaction close during our third fiscal quarter we will assess the impact to our financial statements, including a reassessment of any LR4 Business related intangible assets.
On May 2, 2018 (the “Revolver Amendment Date”), we entered into an amendment (the “Revolver Amendment”) to the Credit Agreement with the lenders party thereto and Goldman Sachs Bank USA, as the administrative agent (in such capacity, the “Administrative Agent”), collateral agent, swing line lender and L/C issuer. Pursuant to the Revolver Amendment, the Credit Agreement was amended to extend the maturity of $130.0 million of borrowing availability under our existing revolving credit facility until November 2021 with the remaining $30.0 million of borrowing availability maturing in May 2019. Prior to the Revolver Amendment, the entire $160.0 million of revolving credit facility was scheduled to mature in May 2019. In connection with the Revolver Amendment, we also agreed to certain modifications to the covenants contained in the Credit Agreement. All $160.0 million of borrowing availability under our revolving credit facility remained undrawn as of May 2, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the United States Securities and Exchange Commission ("SEC") on February 7, 2018 and our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors”

in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We design and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 5,000 standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across more than 60 product lines serving over 6,500 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, point-to-point wireless backhaul radios, high density networks, active antenna arrays, radar, magnetic resonance imaging systems ("MRI") and unmanned aerial vehicles ("UAVs"). Our primary markets are: Telecom, which includes carrier infrastructure, wired broadband and cellular backhaul and cellular infrastructure; Datacenter, which includes optical and photonic components and solutions for Cloud service provider and enterprise applications; and Industrial and Defense ("I&D"), which includes military and commercial radar, RF jammers, electronic countermeasures and communication data links; and multi-market components spanning industrial, medical, test and measurement and scientific applications.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	$150,414	$186,084	$281,338	$337,836
Cost of revenue (1) (4) (8)	84,813	117,220	154,784	190,477
Gross profit	$65,601	$68,864	$126,554	$147,359
Operating expenses:
Research and development (1)	41,596	39,685	83,246	69,859
Selling, general and administrative (1) (2) (5) (7)	39,287	62,327	76,922	98,822
Impairment charges (8)	6,575	—	6,575	—
Restructuring charges	1,539	469	6,200	1,757
Total operating expenses	$88,997	$102,481	$172,943	$170,438
Loss from operations	$(23,396)	$(33,617)	$(46,389)	$(23,079)
Other (expense) income
Warrant liability gain (expense) (3)	17,015	(2,573)	31,624	(7,395)
Interest expense	(7,970)	(7,374)	(15,209)	(14,724)
Other expense (9)	(4,139)	(898)	(4,133)	(903)
Total other income (expense), net	$4,906	$(10,845)	$12,282	$(23,022)
Loss before income taxes	(18,490)	(44,462)	(34,107)	(46,101)
Income tax (benefit) expense	(3,024)	89,805	(1,671)	90,337
Loss from continuing operations	$(15,466)	$(134,267)	$(32,436)	$(136,438)
(Loss) income from discontinued operations (6) (7)	(18)	4,136	(5,617)	5,342
Net loss	$(15,484)	$(130,131)	$(38,053)	$(131,096)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
(a) Intangible amortization expense:
Cost of revenue	$8,172	$7,276	$16,319	$13,278
Selling, general and administrative	11,753	7,163	22,746	13,630
(b) Share-based compensation expense:
Cost of revenue	$917	$679	$1,862	$1,399
Research and development	2,976	2,727	6,637	4,671
Selling, general and administrative	1,457	6,144	6,843	11,661

(2) Includes acquisition and transaction related costs of $7.3 million and $10.8 million associated with the AppliedMicro Acquisition during the three and six months ended March 31, 2017.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes acquisition fair market value inventory step-up related expenses of $0.2 million for the three and six months ended March 30, 2018, associated with the Picometrix Acquisition, and $31.4 million for the three and six months ended March 31, 2017, primarily associated with the AppliedMicro Acquisition.
(5) Includes specific litigation costs of $0.8 million and $1.5 million incurred in the three and six months ended March 30, 2018, respectively, and $0.8 million and $1.0 million incurred in the three and six months ended March 31, 2017, respectively, primarily related to the GaN lawsuit. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(6) For additional information related to this item refer to Note 3 - Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(7)
Includes change in control payments of $17.4 million for the three and six months ended March 31, 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $5.4 million was recorded as discontinued operations.

(8) Includes impairment and inventory charges of $6.6 million and $2.5 million incurred in the three and six months ended March 30, 2018, respectively, related to property and equipment, other assets and inventory designated for future use with ZTE.
(9) Includes a $4.1 million loss for the three and six months ended March 30, 2018 associated with our investment in Compute based on our proportionate share of the losses of Compute.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.4	63.0	55.0	56.4
Gross profit	43.6	37.0	45.0	43.6
Operating expenses:
Research and development	27.7	21.3	29.6	20.7
Selling, general and administrative	26.1	33.5	27.3	29.3
Impairment charges	4.4	0.0	2.3	0.0
Restructuring charges	1.0	0.3	2.2	0.5
Total operating expenses	59.2	55.1	61.5	50.4
Loss from operations	(15.6)	(18.1)	(16.5)	(6.8)
Other (expense) income
Warrant liability gain (expense)	11.3	(1.4)	11.2	(2.2)
Interest expense	(5.3)	(4.0)	(5.4)	(4.4)
Other expense	(2.8)	(0.5)	(1.5)	(0.3)
Total other income (expense), net	3.3	(5.8)	4.4	(6.8)
Loss before income taxes	(12.3)	(23.9)	(12.1)	(13.6)
Income tax (benefit) expense	(2.0)	48.3	(0.6)	26.7
Loss from continuing operations	(10.3)	(72.2)	(11.5)	(40.4)
(Loss) income from discontinued operations	0.0	2.2	(2.0)	1.6
Net loss	(10.3)%	(69.9)%	(13.5)%	(38.8)%
Comparison of the Three and Six Months Ended March 30, 2018 to the Three and Six Months Ended March 31, 2017
Revenue. Our revenue decreased by $35.7 million, or 19.2%, to $150.4 million for the three months ended March 30, 2018, from $186.1 million for the three months ended March 31, 2017, and our revenue decreased $56.5 million, or 16.7%, to $281.3 million for the six months ended March 30, 2018. The decrease in revenue in the three and six months ended March 30, 2018 is further described by end market in the following paragraphs.
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
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 30, 2018	March 31, 2017	% Change	March 30, 2018	March 31, 2017	% Change
Telecom	$63,935	$90,377	(29.3)%	$119,384	$181,927	(34.4)%
Datacenter	42,597	50,554	(15.7)%	77,358	67,358	14.8%
Industrial & Defense	43,882	45,153	(2.8)%	84,596	88,551	(4.5)%
Total	$150,414	$186,084	(19.2)%	$281,338	$337,836	(16.7)%

Telecom	42.5%	48.6%		42.4%	53.9%
Datacenter	28.3%	27.2%		27.5%	19.9%
Industrial & Defense	29.2%	24.3%		30.1%	26.2%
Total	100.0%	100.0%		100.0%	100.0%

In the three and six months ended March 30, 2018, our Telecom revenues decreased by $26.4 million, or 29.3%, and $62.5 million, or 34.4%, respectively, compared to the three and six months ended March 31, 2017. The decrease was primarily due to lower sales of carrier-based optical products to our Asia customer base and lower sales of products targeting fiber to the home applications, partially offset by revenue from sales of products acquired in recent acquisitions.
In the three and six months ended March 30, 2018, our Datacenter market revenue decreased by $8.0 million, or 15.7%, and increased by $10.0 million, or 14.8%, respectively, compared to the three and six months ended March 31, 2017. The decrease in the three months ended March 30, 2018 was primarily due to decreased revenue from lower sales of legacy component products, partially offset by incremental revenue from the sales of products acquired in the AppliedMicro Acquisition. The increase in the six months ended March 30, 2018 was primarily due to full year revenue from the sales of products acquired in the AppliedMicro Acquisition.
In the three and six months ended March 30, 2018, our I&D market revenue decreased by $1.3 million, or 2.8%, and $4.0 million, or 4.5%, respectively, compared to the three and six months ended March 31, 2017. The decrease was primarily related to lower revenue from sales of certain legacy defense products, partially offset by revenue from sales of products acquired in recent acquisitions.
Gross profit. Gross margin was 43.6% and 45.0% for the three and six months ended March 30, 2018, and 37.0% and 43.6% for the three and six months ended March 31, 2017. Gross profit during the three and six months ended March 30, 2018, was favorably impacted by lower acquisition related inventory fair market value step up expense recorded during the three months ended March 31, 2017, partially offset by an unfavorable sales mix, ZTE-related inventory charges, higher amortization of intangibles and depreciation associated with the AppliedMicro Acquisition.
Research and development. Research and development expense increased by $1.9 million, or 4.8%, to $41.6 million, or 27.7% of our revenue, for the three months ended March 30, 2018, compared with $39.7 million, or 21.3% of our revenue, for the three months ended March 31, 2017. R&D expense increased by $13.4 million, or 19.2%, to $83.2 million, or 29.6% of our revenue, for the six months ended March 30, 2018, compared with $69.9 million, or 20.7% of our revenue, for the six months ended March 31, 2017. Research and development expense has increased in the fiscal 2018 period primarily as a result of higher compensation costs, share-based compensation and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense decreased by $23.0 million, or 37.0%, to $39.3 million, or 26.1% of our revenue, for the three months ended March 30, 2018, compared with $62.3 million, or 33.5% of our revenue, for the three months ended March 31, 2017. Selling, general and administrative expense decreased by $21.9 million, or 22.2%, to $76.9 million, or 27.3% of our revenue, for the six months ended March 30, 2018, compared with $98.8 million, or 29.3% of our revenue, for the six months ended March 31, 2017. Selling, general and administrative expenses decreased in the fiscal 2018 periods primarily due to no AppliedMicro change in control payments, acquisition-related transaction expenses, integration costs and lower share-based compensation costs, partially offset by higher intangible amortization and acquisition-related compensation.
Impairment charges. Impairment charges totaled $6.6 million for the three and six months ended March 30, 2018, compared to no impairment charges in the three and six months ended March 31, 2017. The increase in impairment charges during the six months ended March 30, 2018 was primarily related to the impairment of property and equipment and other assets designated for future use with ZTE.
Restructuring charges. Restructuring charges totaled $1.5 million and $0.5 million for the three months ended March 30, 2018 and March 31, 2017, respectively, and $6.2 million and $1.8 million for the six months ended March 30, 2018 and March 31, 2017, respectively. The increase in restructuring charges during the first six months of fiscal year 2018 was primarily related to our exit of facilities in Long Beach, California, Belfast, the United Kingdom and Sydney, Australia. We expect to incur additional restructuring costs of approximately $0.1 million to $0.5 million during the remainder of calendar year 2018 as we complete these restructuring actions.
Warrant liability. Our warrant liability resulted in a gain of $17.0 million and $31.6 million for the three and six months ended March 30, 2018, respectively, compared to an expense of $2.6 million and $7.4 million for the three and six months ended March 31, 2017. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value.
Provision for income taxes. Income tax benefit was $3.0 million for the three months ended March 30, 2018, compared to an expense of $89.8 million for the three months ended March 31, 2017. Income tax benefit was $1.7 million for the six months ended March 30, 2018, compared to an expense of $90.3 million for the six months ended March 31, 2017. The income tax benefit for the three and six months ended March 30, 2018 resulted primarily from the partial release of our unrecognized tax benefits and discrete adjustments to our U.S. deferred tax liability. The income tax expense for the three and six months ended March 31, 2017 was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets.

The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and six months ended March 31, 2017, was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets. For the fiscal year ending September 28, 2018, our blended U.S. federal income tax rate is expected to be 24.5%. The difference between the U.S. federal statutory income tax rate of 24.5% and our effective income tax rate for the three and six months ended March 30, 2018 was primarily driven by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the six months ended March 30, 2018 and March 31, 2017, respectively (in thousands):

	March 30, 2018	March 31, 2017
Cash and cash equivalents, beginning of period	$130,104	$332,977
Net cash provided by operating activities	11,156	20,839
Net cash provided by (used in) investing activities	24,398	(231,672)
Net cash used in financing activities	(3,360)	(9,250)
Foreign currency effect on cash	397	(279)
Cash and cash equivalents, end of period	$162,695	$112,615
Cash Flow from Operating Activities:
Our cash flow from operating activities for the six months ended March 30, 2018 of $11.2 million consisted of a net loss of $38.1 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $48.2 million and changes in operating assets and liabilities of $1.0 million. Adjustments to reconcile our net loss to cash provided by operating activities of $48.2 million primarily included depreciation and intangible amortization expense of $54.4 million, share-based compensation expense of $15.3 million and ZTE-related impairment charges of $9.1 million, partially offset by a warrant liability gain of $31.6 million and a change in the net value of assets and liabilities held for sale of $6.2 million. In addition, cash provided by operating assets and liabilities was $1.0 million for the six months ended March 30, 2018, primarily driven by a decrease in accounts receivable of $29.0 million, partially offset by decreases in accounts payable of $11.4 million, increases in inventory of $9.2 million, and decreases in accrued and other liabilities of $4.1 million.
Our cash flow from operating activities for the six months ended March 31, 2017 of $20.8 million consisted of a net loss of $131.1 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $168.1 million less changes in operating assets and liabilities of $16.1 million. Adjustments to reconcile our net loss to cash provided by operating activities of $168.1 million primarily included $86.1 million of a deferred tax adjustment, depreciation and intangible amortization expense of $40.1 million, $31.4 million of amortization of the step-up of acquired inventory, share-based incentive compensation expense of $17.7 million and warrant liability expense of $7.4 million. In addition, cash used by operating assets and liabilities was $16.1 million for the six months ended March 31, 2017, primarily driven by an increase in accounts receivable of $10.9 million, decreases in accounts payable, accrued and other liabilities of $9.9 million, partially offset by decreases in inventory and prepaid expenses of $1.8 million
Cash Flow from Investing Activities:
Our cash flow from investing activities for the six months ended March 30, 2018 consisted primarily of proceeds of $77.9 million related to the sale of short term investments, partially offset by capital expenditures of $26.6 million, purchases of $21.6 million of short term investments and a $5.0 million equity investment in a privately held company.
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
Cash Flow from Financing Activities:
During the six months ended March 30, 2018, our cash used by financing activities of $3.4 million was primarily related to $3.4 million of payments on notes payable and $3.8 million in purchases of stock associated with employee tax withholdings, partially offset by $3.3 million of proceeds from stock option exercises and employee stock purchases and $1.1 million of proceeds from the sale of our corporate headquarters facility.

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
Liquidity
As of March 30, 2018, we held $162.7 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 30, 2018, cash held by our foreign subsidiaries was $40.8 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of March 30, 2018, we also held $27.4 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our revolving credit facility.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 30, 2018.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of March 30, 2018, we had $683.3 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below, the factors discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018, and the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018, or as noted below.
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We increasingly rely on sophisticated information technology systems throughout our company to keep financial records and business data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we fail to maintain the integrity of our systems or data or if we experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely and materially affect our business.
We may also be subject to security breaches caused by human error, inadequate or outdated software or tools, computer viruses or ransomware, illegal break-ins or hacking, sabotage, misappropriation or acts of vandalism by employees or third parties. Cyber attacks and attempts by others to gain unauthorized access to our information technology systems are becoming more frequent and sophisticated and may be successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks, exploiting vulnerabilities in our network infrastructure, or impersonating authorized users, among others. We seek to detect, contain and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information of us or third parties could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business and reputation. To the extent that any security breach impacts the operation of our products in the field or results in inappropriate disclosure of third party confidential information, we may incur liability, governmental sanctions, reputational damage or impaired business relationships as a result, which could harm our business. While we expect to continually invest in additional resources and services to bolster the security of our information technology systems, no amount of investment will eliminate these risks entirely.
Failure to comply with the General Data Protection Regulation or other data privacy regimes could subject us to significant fines and reputational harm.
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business.  In particular, the General Data Protection Regulation (“GDPR”) is a comprehensive update to the data protection regime in the European Economic Area that is effective as of May 25, 2018.  The GDPR imposes new requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third party processors.  The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenue or 20 million Euros, whichever is greater.  We have invested, and continue to invest, human and technology resources into our GDPR compliance efforts and our data privacy compliance efforts generally. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the GDPR or other applicable regimes.

We are subject to risks from our international sales and operations.
 We have operations in Europe, Asia and Australia, and customers around the world. In addition, in December 2015, we acquired FiBest (the "FiBest Acquisition"), a Japan-based merchant market component supplier of optical sub-assemblies. The FiBest Acquisition significantly increased our overall scope of operations and employee base in Japan. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our international operations may make them more difficult to manage effectively.
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
Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade negotiations or disputes or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in fiscal year 2017, we experienced decreased demand in China for our products targeting 2.5 Gigabit passive optical networks ("PON"), metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed. Further, in 2016 the BIS temporarily blocked exports of U.S. products to Chinese telecommunications original equipment manufacturer ("OEM") ZTE, and issued an administrative subpoena to the largest such manufacturer, Huawei, which accounted for 15% of our revenue for fiscal year 2016, and which could possibly lead to similar restrictions in the future. More recently, in April 2018, the BIS again blocked exports of U.S. products to ZTE, and news reports surfaced of a potential criminal investigation by the U.S. Department of Justice of Huawei regarding possible violations of U.S. sanctions related to Iran.  A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. As a result, we may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.
The majority of our assembly, packaging and test vendors are located in Asia. We generally do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time, we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect and we may lose money on such hedging strategies or not properly hedge our risk.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended March 30, 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2017 - January 26, 2018	613	$33.46	—	—
January 27, 2018 - February 23, 2018	175,897	20.27	—	—
February 24, 2018 - March 30, 2018	23	23.31	—	—
Total	176,533	$20.32	—	—

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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 2, 2018	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2018	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)