Form 10-Q
period 2018-06-29
MACOM Technology Solutions Holdings, Inc.
filed 2018-08-01
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 65,162,822 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$85,268	$130,104
Short-term investments	97,723	84,121
Accounts receivable (less allowances of $7,643 and $9,410, respectively)	101,285	136,096
Inventories	122,866	136,074
Income tax receivable	19,945	18,493
Assets held for sale	4,971	35,571
Prepaid and other current assets	22,335	22,438
Total current assets	$454,393	$562,897
Property and equipment, net	139,415	131,019
Goodwill	314,401	313,765
Intangible assets, net	533,876	621,092
Deferred income taxes	1,662	948
Other investments	34,259	—
Other long-term assets	7,709	7,402
TOTAL ASSETS	$1,485,715	$1,637,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$499	$815
Current portion of long-term debt	6,885	6,885
Accounts payable	29,370	47,038
Accrued liabilities	46,446	58,243
Liabilities held for sale	—	2,144
Deferred revenue	8,279	1,994
Total current liabilities	$91,479	$117,119
Lease payable, less current portion	26,658	17,275
Long-term debt, less current portion	659,146	661,471
Warrant liability	15,880	40,775
Deferred income taxes	7,791	15,172
Other long-term liabilities	5,724	7,937
Total liabilities	$806,678	$859,749
Stockholders’ equity:
Common stock	65	64
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	3,757	2,977
Additional paid-in capital	1,067,028	1,041,644
Accumulated deficit	(391,483)	(266,981)
Total stockholders’ equity	$679,037	$777,374
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,485,715	$1,637,123
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$137,872	$194,555	$419,210	$532,391
Cost of revenue	89,703	101,926	244,486	292,403
Gross profit	48,169	92,629	174,724	239,988
Operating expenses:
Research and development	48,240	38,729	131,487	108,588
Selling, general and administrative	42,471	46,666	119,393	145,488
Impairment charges	—	—	6,575	—
Restructuring charges	102	586	6,302	2,342
Total operating expenses	90,813	85,981	263,757	256,418
(Loss) income from operations	(42,644)	6,648	(89,033)	(16,430)
Other (expense) income
Warrant liability (expense) gain	(6,728)	(9,085)	24,895	(16,481)
Interest expense, net	(8,039)	(7,178)	(23,249)	(21,902)
Other expense	(37,281)	(1,139)	(41,413)	(2,042)
Total other expense, net	(52,048)	(17,402)	(39,767)	(40,425)
Loss before income taxes	(94,692)	(10,754)	(128,800)	(56,855)
Income tax (benefit) expense	(9,482)	3,223	(11,153)	93,559
Loss from continuing operations	(85,210)	(13,977)	(117,647)	(150,414)
Loss from discontinued operations	(220)	(13,700)	(5,837)	(8,358)
Net loss	$(85,430)	$(27,677)	$(123,484)	$(158,772)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(1.31)	$(0.22)	$(1.82)	$(2.53)
Loss from discontinued operations	0.00	(0.21)	(0.09)	(0.14)
Loss per share - basic	$(1.32)	$(0.43)	$(1.91)	$(2.67)
Diluted loss per share:
Loss from continuing operations	$(1.31)	$(0.22)	$(2.19)	$(2.53)
Loss from discontinued operations	0.00	(0.21)	(0.09)	(0.14)
Loss per share - diluted	$(1.32)	$(0.43)	$(2.28)	$(2.67)
Shares used:
Basic	64,920	64,019	64,598	59,524
Diluted	64,920	64,019	65,198	59,524
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net loss	$(85,430)	$(27,677)	$(123,484)	$(158,772)
Unrealized gain (loss) on short-term investments, net of tax	59	(77)	(455)	(71)
Foreign currency translation (loss) gain, net of tax	(3,475)	(307)	1,235	(6,358)
Other comprehensive (loss) income, net of tax	(3,416)	(384)	780	(6,429)
Total comprehensive loss	$(88,846)	$(28,061)	$(122,704)	$(165,201)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock options exercises	22	—	—	—	—	65	—	65
Vesting of restricted common stock and units	883	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	305	—	—	—	—	6,879	—	6,879
Shares repurchased for stock withholdings on restricted stock awards	(307)	—	—	—	—	(6,673)	—	(6,673)
Share-based compensation	—	—	—	—	—	24,095	—	24,095
Other comprehensive income, net of tax	—	—	—	—	780	—	—	780
Net loss	—	—	—	—	—	—	(123,484)	(123,484)
Balance at June 29, 2018	65,182	$65	(23)	$(330)	$3,757	$1,067,028	$(391,483)	$679,037
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 29, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,484)	$(158,772)
Adjustments to reconcile net loss to net cash provided by operating activities (net of acquisitions):
Depreciation and intangibles amortization	83,695	65,823
Share-based compensation	24,095	27,666
Warrant liability (gain) expense	(24,895)	16,481
Acquired inventory step-up amortization	224	43,985
Deferred financing cost amortization	3,572	2,545
Acquisition prepaid compensation amortization	—	506
Loss on extinguishment of debt	—	2,008
Loss (gain) on disposition of business	34,046	(23,645)
Deferred income taxes	(8,502)	87,608
Impairment related charges	9,143	—
Loss on minority equity investment	7,241	—
Changes in assets held for sale from discontinued operations	(6,266)	6,329
Other adjustments, net	936	285
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	34,769	(12,755)
Inventories	(1,617)	7,997
Prepaid expenses and other assets	(3,682)	1,104
Accounts payable	(11,049)	(4,718)
Accrued and other liabilities	(1,952)	(17,821)
Income taxes	(5,058)	4,063
Net cash provided by operating activities	11,216	48,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	—	(231,712)
Purchases of property and equipment	(39,443)	(24,496)
Sale of businesses and assets	5,000	215
Proceeds from sales and maturities of short-term investments	85,422	32,420
Purchases of short-term investments	(99,363)	(90,508)
Purchases of other investments	(5,000)	—
Proceeds associated with discontinued operations	(263)	23,645
Net cash used in investing activities	(53,647)	(290,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	96,558
Payments of financing costs	(505)	(9,077)
Proceeds from stock option exercises and employee stock purchases	6,944	8,162
Payments on notes payable	(5,163)	(3,026)
Payments of capital leases and assumed debt	(571)	(928)
Repurchase of common stock	(6,673)	(18,092)
Proceeds from corporate facility financing obligation	4,000	4,250
Payments of contingent consideration and other	(478)	(1,296)
Net cash (used in) provided by financing activities	(2,446)	76,551
Foreign currency effect on cash	41	(175)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,836)	(165,371)
CASH AND CASH EQUIVALENTS — Beginning of period	$130,104	$332,977
CASH AND CASH EQUIVALENTS — End of period	$85,268	$167,606

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 2 - Acquisitions)	$—	$465,082
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
The consolidated balance sheet at September 29, 2017 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 29, 2017 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018 filed with the SEC on May 3, 2018. We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2017.
Principles of Consolidation—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2018 and 2017 include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in such fiscal years in the first quarter.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606. The new standard superseded nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated equity (deficit)) as of the earliest date presented in accordance with the new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. We plan to implement the new guidance on September 29, 2018, the beginning of our next fiscal year, using the modified retrospective approach, applied to those contracts that were not completed as of that date. We developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition and costs to obtain or fulfill the contracts. We have made progress in completing the assessment of the potential impacts of the standard, including any impacts from issued amendments. We do not expect the adoption of Topic 606 to have a material impact on our financial position and results of operations. As we continue our evaluation, we are also assessing any disclosure requirements and preparing to implement changes to accounting policies, business processes and internal controls to support the new standard.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities. We adopted this ASU as of September 30, 2017. Prior to ASU 2016-09, the accounting for share-based compensation required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. ASU 2016-09 allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 requires an entity that elects to account for forfeitures when they occur to apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. We elected to account for forfeitures when they occur, and recorded a $1.0 million cumulative-effect adjustment to beginning retained earnings as of September 30, 2017. We did not record any adjustments to retained earnings for the tax effect of the adoption of ASU 2016-09 as we are in a full valuation allowance position against our U.S. deferred tax asset. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recorded in the consolidated income statement on a prospective basis when the awards vest or are settled. Due to our full U.S. valuation allowance, ASU 2016-09 had no impact to our tax expense for the three and nine months ended June 29, 2018.
2. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-money stock options and unvested restricted stock units to replace outstanding vested out-of-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on-hand and short-term investments. We recorded transaction costs related to the acquisition in selling, general and administrative expense. For the three and nine months ended June 29, 2018, we recorded no transaction costs. For the three and nine months ended June 30, 2017, we recorded transaction costs of $0.1 million and $11.9 million, respectively. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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
In connection with the acquisition of AppliedMicro, we entered into a plan to divest a portion of AppliedMicro's business specifically related to its compute business (the "Compute business"). The divestiture of the Compute business was completed on October 27, 2017. See Note 3 - Divested Business and Discontinued Operations for further details of the divestiture.
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

The pro forma statement of operations data for the nine months ended June 30, 2017, below, gives effect to the AppliedMicro Acquisition, described above, as if it had occurred at October 2, 2015. These amounts have been calculated after applying our accounting policies and adjusting the results of AppliedMicro to reflect transaction costs, retention compensation expense, the impact of the step-up to the value of acquired inventory, as well as the additional intangible amortization that would have been charged assuming the fair value adjustments had been applied and incurred since October 2, 2015. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

Nine Months Ended
June 30, 2017
Revenue	$589,347
Income from continuing operations	(90,809)
Loss from discontinued operations	(33,015)
Acquisition of Picometrix LLC— On August 9, 2017, we completed the acquisition of Picometrix LLC ("Picometrix"), a supplier of optical-to-electrical converters for Cloud Data Center infrastructure (the "Picometrix Acquisition"). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications. The purchase consideration was $33.5 million, comprised of an upfront cash payment of $29.5 million, and $4.0 million placed in escrow for potential satisfaction of certain indemnification obligations that may arise from the closing date through December 15, 2018. For the three and nine months ended June 29, 2018, we recorded no transaction costs. The Picometrix Acquisition was accounted for as a business acquisition, and the operations of Picometrix have been included in our consolidated financial statements since the date of acquisition.
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
We finalized the purchase accounting during the fiscal quarter ended June 29, 2018. The final purchase price allocation is as follows (in thousands):

	Preliminary Allocation as of	Allocation Adjustments	Adjusted Allocation
	September 29, 2017		June 29, 2018

Current assets	$7,375	$(1,088)	$6,287
Intangible assets	19,000	—	19,000
Other assets	3,301	(81)	3,220
Total assets acquired	29,676	(1,169)	28,507

Current liabilities	2,169	142	2,311
Other liabilities	190	275	465
Total liabilities assumed	2,359	417	2,776
Net assets acquired	27,317	(1,586)	25,731
Consideration:
Cash paid upon closing, net of cash acquired	33,500	—	33,500
Goodwill	$6,183	$1,586	$7,769
The pro forma financial information for fiscal year 2017, including revenue and net income, is immaterial, and has not been separately presented.

3. DIVESTED BUSINESS AND DISCONTINUED OPERATIONS
Divested Business
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business (the “LR4 business”), pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the “LR4 Agreement”). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions contemplated by the LR4 Agreement, provide us with the opportunity to supply components, and would pay us further amounts to be determined for inventory and fixed assets within 60 days of receipt of required government approvals. As of June 29, 2018, we have received $5.0 million of consideration and expect additional consideration before the end of calendar 2018 of $12.3 million of which $7.3 million has been recorded as other current assets and $5.0 million has been recorded as assets held for sale.
As a result of the transaction, during our third fiscal quarter we recorded a loss on disposal of $34.0 million associated with LR4 business as other expense, comprised of expected proceeds of $17.3 million, subject to receipt of required government approvals, less the carrying value of assets sold, primarily including customer relationship intangible assets of $27.7 million, inventory of $13.1 million, fixed assets of $7.6 million and goodwill of $2.6 million. The transaction did not meet the criteria of discontinued operations. We also entered into a Transition Services Agreement (the "LR4 TSA") with the buyer, pursuant to which we agreed to incur up to $2.0 million of operating expenses for certain ongoing administrative services to support the buyer for up to six months after the closing of the transaction. During the three and nine months ended June 29, 2018, we have incurred $0.4 million of expenses associated with the LR4 TSA.
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
We also entered into a transition services agreement (the "Compute TSA"), pursuant to which we agreed to perform certain primarily general and administrative functions on the buyer's behalf during a migration period and for which we are reimbursed for costs incurred. During the three and nine months ended June 29, 2018, we received $1.0 million and $3.5 million, respectively, of reimbursements under the Compute TSA, which were recorded as a reduction of our general and administrative expenses.
In August 2015, we sold our automotive business (the "Automotive business"), as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. Additionally, we entered into a Consulting Agreement with the buyer (the "Consulting Agreement"), pursuant to which we were to provide the buyer with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million. During the three and nine months ended June 30, 2017, we recognized $1.9 million and $5.6 million of income, respectively, from the Consulting Agreement with the buyer. During the fiscal quarter ended March 31, 2017, we also received $18.0 million, the full amount of the indemnification escrow. No income was recognized during the three and nine months ended June 29, 2018.

The accompanying consolidated statements of operations include the following operating results related to these discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue (1)	$—	$35	$—	$294
Cost of revenue (1)	—	(278)	(596)	1,342
Gross profit	—	313	596	(1,048)
Operating expenses:
Research and development (1)	175	10,611	4,873	18,936
Selling, general and administrative (1)	45	5,277	1,560	12,021
Total operating expenses	220	15,888	6,433	30,957
Loss from operations	(220)	(15,575)	(5,837)	(32,005)
Other income (2)	—	1,875	—	5,625
Gain on sale (2)	—	—	—	18,022
Loss before income taxes	(220)	(13,700)	(5,837)	(8,358)
Income tax provision	—	—	—	—
Loss from discontinued operations	$(220)	$(13,700)	$(5,837)	$(8,358)

Cash flow from operating activities	(29)	(12,312)	(10,356)	(41,384)
Cash flow from investing activities	—	1,875	—	23,645
(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.
4. INVESTMENTS
Our short-term investments are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of June 29, 2018 and September 29, 2017 are summarized in the tables below (in thousands):

	June 29, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$28,726	$—	$(602)	$28,124
Commercial paper	69,641	—	(42)	69,599
Total short-term investments	$98,367	$—	$(644)	$97,723

	September 29, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$26,366	$10	$(166)	$26,210
Commercial paper	57,943	4	(36)	57,911
Total short-term investments	$84,309	$14	$(202)	$84,121

The contractual maturities of investments were as follows (in thousands):

	June 29, 2018	September 29, 2017
Less than 1 year	$70,848	$60,433
Over 1 year	26,875	23,688
Total short-term investments	$97,723	$84,121

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments— As of June 29, 2018, we held two non-marketable equity investments classified as other long-term investments.
One of these is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. This investment had a value of $5.0 million at the date of purchase and approximates the current fair value. Since we do not have the ability to exercise significant influence or control over the investment we hold this investment at cost, which we evaluate for impairment at each balance sheet date and through June 29, 2018 no impairment has been recorded for this investment.
In addition, we have a minority investment of less than 20.0% of the outstanding equity of a privately held limited liability corporation ("Compute"). This investment was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017 and had an initial value of $36.5 million. We have no obligation to provide further funding to Compute. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute utilizing the equity method. During the three and nine months ended June 29, 2018 we recorded a $3.1 million loss and a $7.2 million loss, respectively, associated with this investment as other expense in our consolidated statements of operations. As of June 29, 2018, the carrying value of this investment is $29.3 million.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 29, 2018.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 29, 2018
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$97	$97	$—	$—
Commercial paper	69,599	—	69,599	—
Corporate bonds	28,124	—	28,124	—
Total assets measured at fair value	$97,820	$97	$97,723	$—
Liabilities
Contingent consideration	$510	$—	$—	$510
Common stock warrant liability	15,880	—	—	15,880
Total liabilities measured at fair value	$16,390	$—	$—	$16,390

	September 29, 2017
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$36	$36	$—	$—
Commercial paper	57,911	—	57,911	—
Corporate bonds	26,210	—	26,210	—
Total assets measured at fair value	$84,157	$36	$84,121	$—
Liabilities
Contingent consideration	$1,679	$—	$—	$1,679
Common stock warrant liability	40,775	—	—	40,775
Total liabilities measured at fair value	$42,454	$—	$—	$42,454
As of June 29, 2018 and September 29, 2017, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	June 29, 2018	September 29, 2017
Contingent consideration	Discounted cash flow	Discount rate	9.2%	9.2%
		Probability of achievement	80%	70% - 100%
		Timing of cash flows	2 months	2 - 8 months

Warrant liability	Black-Scholes model	Volatility	58.6%	44.9%
		Discount rate	2.52%	1.62%
		Expected life	2.5 years	3.2 years
		Exercise price	$14.05	$14.05
		Stock price	$23.04	$44.61
		Dividend rate	—%	—%
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
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 29, 2017	Net Realized/Unrealized Gains Included in Earnings	Purchases and Issuances	Sales and Settlements	June 29, 2018
Contingent consideration	$1,679	$(469)	$—	$(700)	$510
Common stock warrant liability	$40,775	$(24,895)	$—	$—	$15,880

	September 30, 2016	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	June 30, 2017
Contingent consideration	$848	$46	$1,701	$(400)	$2,195
Common stock warrant liability	$38,253	$16,481	$—	$—	$54,734

6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	June 29, 2018	September 29, 2017
Raw materials	$69,803	$78,999
Work-in-process	13,976	13,962
Finished goods	39,087	43,113
Total inventory, net	$122,866	$136,074
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	June 29, 2018	September 29, 2017
Construction in process	$35,645	$22,195
Machinery and equipment	173,433	160,955
Leasehold improvements	13,358	13,809
Furniture and fixtures	2,513	2,078
Computer equipment and software	17,086	16,539
Capital lease assets	19,983	20,410
Total property and equipment	$262,018	$235,986
Less accumulated depreciation and amortization	(122,603)	(104,967)
Property and equipment, net	$139,415	$131,019
Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended June 29, 2018 was $7.7 million and $23.0 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended June 30, 2017 was $6.5 million and $19.7 million, respectively.
8. DEBT
As of June 29, 2018, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA ("Goldman Sachs"), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
On May 2, 2018, we entered into an amendment to our Credit Agreement (the “May 2nd Amendment”) with the lenders party thereto and Goldman Sachs, as the administrative agent. The amendment extended the maturity of $130.0 million of borrowing availability under our existing revolving credit facility (“Revolving Facility”) until November 2021, with the remaining $30.0 million of borrowing availability maturing in May 2019. Prior to the amendment, the entire $160.0 million of the Revolving Facility borrowing availability was scheduled to mature in May 2019.
On May 9, 2018, we entered into another amendment to our Credit Agreement (the “May 9th Amendment”, together with the May 2nd Amendment, the "May 2018 Amendments") with the lenders party thereto and Goldman Sachs, as the administrative agent. The amendment extended the maturity of the remaining $30 million of commitments comprising the aggregate $160 million of borrowing availability under our existing Revolving Facility until November 2021.
As of June 29, 2018, the Credit Agreement consisted of term loans with an aggregate principal amount of $700.0 million (“Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million. The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of June 29, 2018, for the Credit Agreement were as follows (in millions, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$681.6	2.09%	2.25%	4.34%

We incurred $0.5 million in fees in connection with the May 2018 Amendments, which were recorded as deferred financing costs and are being amortized over the life of the Revolving Facility as interest expense. As of June 29, 2018, approximately $11.6 million of deferred financing costs remain unamortized, of which $10.6 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $1.0 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying consolidated balance sheet.
The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
As of June 29, 2018, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of June 29, 2018, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$681,577
Unamortized discount	(4,927)
Unamortized deferred financing costs	(10,619)
Total term loans	$666,031
Current portion	6,885
Long-term, less current portion	$659,146
As of June 29, 2018, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2018 (rest of fiscal year)	$1,721
2019	6,885
2020	6,885
2021	6,885
2022	6,885
Thereafter	652,316
Total	$681,577
The fair value of the Term Loans was estimated to be approximately $690.9 million as of June 29, 2018 and was determined using Level 2 inputs, including a quoted rate from a bank.
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
Because the transactions contemplated by the Purchase and Sale Agreement and the related Leases were negotiated and consummated at the same time and in contemplation of one another to achieve the same commercial objective, the transactions are accounted for by us as a single unit of accounting. In addition, the Leases were determined to represent a failed sale-leaseback due to our continuing involvement in the properties in the form of non-recourse financing. As a result, the Leases are accounted for under the financing method and we will be deemed the accounting owner under the arrangement, including the assets to be constructed under the 144 Chelmsford Lease. We will continue to recognize the existing building and improvements sold under the Purchase and Sale Agreement, capitalize the 121 Hale Street building as well as the assets constructed under the Leases, and depreciate the assets over the shorter of their estimated useful lives or the lease terms. The sale proceeds from the Purchase and Sale Agreement of $8.2 million (which includes $4.2 million in cash and $4.0 million in construction allowances) and the fair value of the 121 Hale Street building of $4.0 million were recognized as a financing obligation, which is included in lease payable on our consolidated balance sheet, and are being amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate. Future construction costs funded by Calare under the 144 Chelmsford Lease will be recognized as additional financing obligations on our consolidated balance sheet as incurred, and will be amortized over the 20 year lease term based on the minimum lease payments required under the Leases and our incremental borrowing rate when the building is placed into service.
As a result of the failed sale-leaseback accounting, we calculated a financing obligation based on the future minimum lease payments discounted at 8.6% as of June 29, 2018. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of June 29, 2018, approximately $26.0 million of the financing obligation was outstanding associated with the Leases, of which $13.9 million was associated with the 144 Chelmsford Lease that has not yet been placed in service.
Additionally, we have certain capital equipment lease obligations, of which approximately $1.1 million was outstanding as of June 29, 2018.
As of June 29, 2018, future minimum payments under capital lease obligations and financing obligations related to the Leases were as follows (in thousands):

Fiscal year ending:	Amount
2018 (rest of fiscal year)	$399
2019	1,529
2020	1,471
2021	1,374
2022	1,211
Thereafter	20,457
Total minimum capital lease payments	26,441
Less amount representing interest	(14,970)
Present value of net minimum capital lease payments (1)	$11,471
(1) Excludes $13.9 million associated with the 144 Chelmsford Lease that has not yet been placed in service.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of revenue	$8,594	$8,416	$24,913	$21,694
Selling, general and administrative	13,081	10,833	35,827	24,463
Total	$21,675	$19,249	$60,740	$46,157

Intangible assets consist of the following (in thousands):

	June 29, 2018	September 29, 2017
Acquired technology	$251,811	$251,655
Customer relationships	518,233	556,648
Trade name	3,400	3,400
Total	$773,444	$811,703
Less accumulated amortization	(239,568)	(190,611)
Intangible assets — net	$533,876	$621,092

Our trade name is an indefinite-lived intangible asset. A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 29, 2017	$811,703	$251,655	$556,648	$3,400	$313,765
Allocation to divested business	(39,285)	—	(39,285)	—	(2,560)
Fair value adjustment	—	—	—	—	2,790
Currency translation adjustment	1,026	156	870	—	406
Balance at June 29, 2018	$773,444	$251,811	$518,233	$3,400	$314,401
As of June 29, 2018, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2018 Remaining	2019	2020	2021	2022	Thereafter	Total
Amortization expense	$20,953	83,796	81,706	74,089	61,851	208,081	$530,476
Accumulated amortization for acquired technology and customer relationships were $131.5 million and $108.1 million, respectively, as of June 29, 2018, and $106.8 million and $83.9 million, respectively, as of September 29, 2017.
11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 29, 2018 and September 29, 2017.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of June 29, 2018, no exercise of the warrants had occurred, and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.

12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Loss from continuing operations	$(85,210)	$(13,977)	$(117,647)	$(150,414)
Loss from discontinued operations	(220)	(13,700)	(5,837)	(8,358)
Net loss	$(85,430)	$(27,677)	$(123,484)	$(158,772)
Warrant liability gain	—	—	(24,895)	—
Net loss attributable to common stockholders	$(85,430)	$(27,677)	$(148,379)	$(158,772)
Denominator:
Weighted average common shares outstanding-basic	64,920	64,019	64,598	59,524
Dilutive effect of warrants	—	—	600	—
Weighted average common shares outstanding-diluted	64,920	$64,019	$65,198	$59,524
Loss per share-basic:
Continuing operations	$(1.31)	$(0.22)	$(1.82)	$(2.53)
Discontinued operations	0.00	(0.21)	(0.09)	(0.14)
Net loss to common stock holders per share-basic	$(1.32)	$(0.43)	$(1.91)	$(2.67)
Loss per share-diluted:
Continuing operations	$(1.31)	$(0.22)	$(2.19)	$(2.53)
Discontinued operations	0.00	(0.21)	(0.09)	(0.14)
Net loss to common stock holders per share-diluted	$(1.32)	$(0.43)	$(2.28)	$(2.67)
As of June 29, 2018, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During the nine months ended June 29, 2018, we recorded a $24.9 million gain associated with adjusting the fair value of the warrants, in the consolidated statements of operations primarily as a result of changes in our stock price. When calculating earnings per share we are required to adjust for any changes in income or loss to show the maximum dilution possible, and therefore during the nine months ended June 29, 2018 we adjusted the numerator by the warrant gains of $24.9 million and denominator by the incremental shares of 600,192 under the treasury stock method. The table above excludes the effects of 724,885 shares for the three months ended June 29, 2018 of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units as the inclusion would be antidilutive. The table also excludes the effects of 422,584 shares for the nine months ended June 29, 2018 of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units as the inclusion would be antidilutive. The table above excludes the effects of 1,916,434 and 1,940,834 shares, respectively, for the three and nine months ended June 30, 2017, of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units as the inclusion would be antidilutive.
13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. Other than as set forth below, we were not involved in any material pending legal proceedings during the fiscal quarter ended June 29, 2018.
GaN Lawsuit Against Infineon. On April 26, 2016, we and our wholly-owned subsidiary Nitronex, LLC brought suit against Infineon Technologies Americas Corporation ("Infineon Americas") and Infineon Technologies AG ("Infineon AG" and collectively, with Infineon Americas, "Infineon") in the Federal District Court for the Central District of California, seeking injunctive relief, monetary damages, and specific performance of certain contractual obligations. On July 19, 2016, we filed a first amended complaint, and, on November 21, 2016, we filed a second amended complaint. After motions to dismiss certain claims from MACOM’s second amended complaint were denied on February 28, 2017, Infineon AG answered on March 24, 2017, asserting no counterclaims. Infineon Americas also answered and counterclaimed on March 24, 2017 and then submitted amended counterclaims on April 14, 2017. The district court dismissed one of the counterclaims on June 5, 2017, and Infineon filed further amended counterclaims on June 19, 2017. MACOM answered the counterclaims on August 16, 2017. On March 14, 2018, MACOM filed a third amended complaint, which Infineon answered on March 28, 2018. On June 20, 2018, MACOM filed a fourth amended complaint. Infineon’s response is due on August 13, 2018.

The suit arises out of agreements relating to GaN-on-Silicon ("GaN") patents that were executed in 2010 by Nitronex Corporation (acquired by us in 2014) and International Rectifier Corporation ("International Rectifier") (acquired by Infineon AG in 2015). We assert claims for breach of contract, breach of the covenant of good faith and fair dealing, declaratory judgment of contractual rights, declaratory judgment of non-infringement of patents, and, against Infineon AG only, intentional interference with contract and unfair competition. If successful, the relief sought would, among other remedies, require Infineon to assign back to us certain GaN-related Nitronex patents that were previously assigned to International Rectifier and enjoin Infineon from proceeding with its marketing and sales of certain types of GaN products. In an order dated October 31, 2016, the district court granted us a preliminary injunction against Infineon, which then issued on December 7, 2016 and was modified on March 6, 2017. The preliminary injunction declared, among other things, that a licensing agreement between us and Infineon that Infineon had purported to terminate is still in effect. On January 29, 2018, the Federal Circuit affirmed the district court’s decision to enter a preliminary injunction declaring the license agreement to still be in effect, although it reversed other aspects of the district court’s decision. Meanwhile, the district court case has been proceeding, and trial is set to begin on May 7, 2019.
With respect to the above legal proceeding, we are not able to reasonably estimate the amount or range of any possible loss, and accordingly have not accrued or disclosed any related amounts of possible loss in the accompanying consolidated financial statements.
14. RESTRUCTURINGS
We have periodically implemented restructuring actions in connection with broader plans to reduce staffing, reduce our internal manufacturing footprint and generally reduce operating costs. The restructuring expenses are primarily comprised of direct and incremental costs related to headcount reductions including severance and outplacement fees for the terminated employees, as well as facility closure costs.
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure our facility in Long Beach, California and to close our facilities in Belfast, the United Kingdom and Sydney, Australia. As of June 29, 2018, the operations from the Long Beach facility have been consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities have been closed as we have discontinued certain product development activities that were performed in those locations. We do not expect to incur any additional restructuring costs associated with these facilities. The following is a summary of the restructuring charges incurred for the three and nine months ended June 29, 2018 under these restructuring plans (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Employee related expenses	$4	$586	$2,796	$2,342
Facility related expenses	98	—	3,506	—
Total restructuring charges	$102	$586	$6,302	$2,342
The following is a summary of the costs incurred for the nine months ended June 29, 2018 and the remaining balances included in accrued expenses at June 29, 2018 (in thousands):

Balance as of September 29, 2017	$627
Current period expense	6,302
Charges paid/settled	(6,131)
Balance as of June 29, 2018	$798
As described in Note 20 - Subsequent Events, we have committed to a plan to exit certain production and product lines including certain production facilities located in Ithaca, New York. There were no restructuring charges incurred as of June 29, 2018 for these facilities, and we expect to incur restructuring costs of approximately $4.9 million to $6.2 million during the remainder of calendar year 2018 as we complete these restructuring actions.

15. SHARE-BASED COMPENSATION
Stock Plans
As of June 29, 2018, we had 14.1 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 3.2 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of seven to ten years. Certain of the share-based awards granted and outstanding as of June 29, 2018 are subject to accelerated vesting upon a change in control. There were no material modifications to share-based awards during the periods presented.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended June 29, 2018 and June 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of revenue	$1,019	$846	$2,881	$2,245
Research and development	3,785	3,006	10,422	7,677
Selling, general and administrative	3,950	6,083	10,792	17,744
Total share-based compensation expense	$8,754	$9,935	$24,095	$27,666
As of June 29, 2018, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based and performance-based vesting was $58.7 million, which we expect to recognize over a weighted-average period of 2.5 years. As of June 29, 2018, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.0 million.
Stock Options
We had 1.4 million stock options outstanding as of June 29, 2018, with a weighted-average exercise price per share of $31.92 and weighted-average remaining contractual term of 5.1 years. The aggregate intrinsic value of the stock options outstanding as of June 29, 2018 was $2.5 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding.
We had 0.4 million stock options exercisable as of June 29, 2018, with a weighted-average exercise price per share of $19.12 and weighted-average remaining contractual term of 3.9 years. The aggregate intrinsic value of the stock options exercisable as of June 29, 2018 was $2.5 million which represents our closing stock price value on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable.
During November 2017, we granted 325,000 non-qualified stock options with a grant date fair value of $5.0 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. These non-qualified stock options with market related vesting conditions are valued using a Monte Carlo simulation model, using a volatility rate of 45.8%, a risk-free rate of 2.26%, a weighted-average strike price of $36.58 and a term of seven years. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options, then the share-based compensation expense would be reversed. In the event that our common stock achieves the target price of $98.99 per share based on a 30 days trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
During November 2017, we also granted 10,924 incentive stock options and 69,076 non-qualified stock options with a total grant date fair value of $1.4 million. These stock options are valued using a Black Scholes model, using a volatility rate of 45.7%, a risk-free rate of 2.21%, a strike price of $36.61 and an expected term of 6.5 years. Share-based compensation expense is recognized on a straight-line basis over the service period of approximately 4.5 years. If the required service period is not met for these options, then the share-based compensation expense would be reversed.

The total intrinsic value of options exercised for the three months ended June 29, 2018 was not material. The total intrinsic value of options exercised for the nine months ended June 29, 2018 was $0.7 million, and was $6.3 million and $8.2 million for the three and nine months ended June 30, 2017, respectively.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of restricted stock, restricted stock unit and performance-based restricted stock unit activity for the nine months ended June 29, 2018, is as follows (in thousands, except per share data):

	Number of RSAs, RSUs and PRSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 29, 2017	1,907	$39.20	$72,165
Granted	1,067	26.91
Vested and released	(883)	35.29
Forfeited, canceled or expired	(217)	34.54
Balance at June 29, 2018	1,874	$34.59	$43,029
Restricted stock, restricted stock units and performance-based restricted stock units that vested during the nine months ended June 29, 2018 and June 30, 2017 had fair value of $19.2 million and $46.8 million, respectively, as of the vesting date.
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
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and nine months ended June 30, 2017, was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets. For the fiscal year ending September 28, 2018, our blended U.S. federal income tax rate is expected to be 24.5%. The difference between the U.S. federal statutory income tax rate of 24.5% and our effective income tax rate for the three and nine months ended June 29, 2018 was primarily impacted by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss initially incurred over the three-year period ended March 31, 2017, which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Certain transaction and integration related expenses incurred in the U.S. primarily associated with the AppliedMicro Acquisition during the three months ended March 31, 2017 resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination during the fiscal quarter ended March 31, 2017 that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was required for our U.S. deferred tax assets. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period ended June 29, 2018 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
The balance of the unrecognized tax benefit as of June 29, 2018 and September 29, 2017 was $0.3 million and $1.7 million, respectively. The decrease of $1.4 million was primarily the result of an audit settlement of our 2014 U.S. tax filings during the three months ended March 30, 2018. The unrecognized tax benefits as of June 29, 2018 primarily relate to positions taken by us in our foreign tax filings. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended June 29, 2018 and September 29, 2017, we did not make any accrual or payment of interest and penalties.
On December 22, 2017, the U.S. Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to:

•	reducing the highest marginal U.S. federal corporate income tax rate from 35% in the period ending December 29, 2017 to 21%, effective January 1, 2018;

•
requiring companies to become liable for a one-time deemed repatriation transition tax (“Transition Tax”) based on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries for our fiscal year ending September 28, 2018;

•	generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries that would apply to our fiscal year beginning September 29, 2018;

•
requiring the inclusion of certain income such as Global Intangible Low Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) in our U.S. federal taxable income that would apply to our fiscal year beginning September 29, 2018;

•	eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized that would apply to our fiscal year beginning September 29, 2018;

•
repealing the performance-based compensation exception to the section 162(m) $1.0 million deduction limitation and revising the definition of a covered employee for our fiscal year beginning September 29, 2018;

•	creating the base erosion anti-abuse tax, a new minimum tax that would apply to our fiscal year beginning September 29, 2018;

•	creating a new limitation on deductible interest expense that would apply to our fiscal year beginning September 29, 2018;

•	limiting the degree to which net operating losses can be utilized against taxable income that would apply to losses created beginning with our fiscal year beginning September 29, 2018;

•
changing rules related to the ability to apply net operating losses against later or earlier tax years that would apply to losses created beginning with our fiscal year beginning September 30, 2017; and

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
To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of E&P of the relevant subsidiaries as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and have determined that we expect to have sufficient net operating losses to reduce any cash tax payments associated with the one-time repatriation of E&P down to the alternative minimum tax, which we estimate to be less than $1.0 million. On a preliminary basis we have estimated the one-time repatriation of E&P would result in a release of the valuation allowance corresponding with utilization of our U.S. Net Operating Loss ("NOL"), resulting in no impact to our tax expense for the nine months ended June 29, 2018. We are continuing to analyze additional information to more precisely compute the amount of the Transition Tax.
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
The SEC has issued Staff Accounting Bulletin No. 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the application of Accounting Standards Codification Topic 740, Income Taxes. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 28, 2018.

17. RELATED PARTY TRANSACTIONS
Cadence Design Systems, Inc. ("Cadence") provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our Board of Directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and served as a Senior Advisor to Cadence until March 31, 2018. Through the nine months ended June 29, 2018, we made payments of $4.1 million to Cadence prior to March 31, 2018. During the three and nine months ended June 30, 2017, we made payments of $3.2 million and $4.7 million, respectively, to Cadence subsequent to Mr. Ribar joining our Board of Directors.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of June 29, 2018 and June 30, 2017, we had $2.8 million and $0.9 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the nine months ended June 29, 2018 and June 30, 2017, we capitalized $16.5 million and $1.3 million, respectively, of net construction costs relating to the 144 Chelmsford Street facility, of which $10.8 million and $1.3 million, respectively, were accounted for as a non-cash transaction as the costs were paid by the developer.
During the nine months ended June 29, 2018, we divested the Compute business with net assets valued at approximately $36.5 million in exchange for a $36.5 million equity interest in Compute. During the three and nine months ended June 29, 2018, we recorded $3.1 million and $7.2 million, respectively, of losses associated with this investment based on our proportionate share of the losses of Compute.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Nine Months Ended
	June 29, 2018	June 30, 2017
Cash paid for interest	$21,804	$23,260
Cash paid (refunded) for income taxes	$3,435	$(548)
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
Information about our operations in different geographic regions, based upon customer locations, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
Revenue by Geographic Region	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
United States	$67,861	$82,637	$197,540	$192,821
China	39,016	51,191	115,068	168,026
Asia Pacific, excluding China (1)	17,795	43,756	64,028	129,298
Other Countries (2)	13,200	16,971	42,574	42,246
Total	$137,872	$194,555	$419,210	$532,391

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and Vietnam.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.

	As of
Long-Lived Assets by Geographic Region	June 29, 2018	September 29, 2017
United States	$111,199	$101,044
Asia Pacific (1)	25,754	24,945
Other Countries (2)	2,462	5,030
Total	$139,415	$131,019

(1)	Asia Pacific represents Taiwan, India, Japan, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines, Vietnam and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Customer A	14%	10%	12%	10%
Customer B	8%	10%	8%	8%
Customer C	5%	5%	6%	12%

Accounts Receivable	June 29, 2018	September 29, 2017
Customer A	18%	13%
Customer D	19%	14%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and nine months ended June 29, 2018, our top ten customers represented 59% and 55% of total revenue, respectively, and for the three and nine months ended June 30, 2017, our top ten customers represented 51% and 55% of total revenue, respectively.
20. SUBSEQUENT EVENTS
In connection with a review to streamline our production operations and reduce costs, on July 30, 2018, we committed to a plan to exit certain production and product lines including exiting our production facility located in Ithaca, New York. We expect to complete these restructuring activities during the remainder of calendar 2018, and incur restructuring costs of approximately $4.9 million to $6.2 million, of which approximately $2.0 million to $2.5 million is expected to be future cash expenditures.
In addition, associated with these production and product line exits and our expectations that the net realizable value of certain related inventory would be lower than our carrying amount, we incurred charges of $16.2 million, recorded as cost of revenue, primarily associated with excess and obsolete inventory reserves adjustments during the three months ended June 29, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018 filed with the SEC on May 3, 2018, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the United States Securities and Exchange Commission ("SEC") on February 7, 2018 and our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017.
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018 filed with the SEC on May 3, 2018, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018 and our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 filed with the SEC on November 15, 2017. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

•
introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies, added features, higher levels of integration and improved performance; and

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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$137,872	$194,555	$419,210	$532,391
Cost of revenue (1) (4) (8)	89,703	101,926	244,486	292,403
Gross profit	$48,169	$92,629	$174,724	$239,988
Operating expenses:
Research and development (1)	48,240	38,729	131,487	108,588
Selling, general and administrative (1) (2) (5) (7)	42,471	46,666	119,393	145,488
Impairment charges (8)	—	—	6,575	—
Restructuring charges	102	586	6,302	2,342
Total operating expenses	$90,813	$85,981	$263,757	$256,418
(Loss) income from operations	$(42,644)	$6,648	$(89,033)	$(16,430)
Other (expense) income
Warrant liability (expense) gain (3)	(6,728)	(9,085)	24,895	(16,481)
Interest expense	(8,039)	(7,178)	(23,249)	(21,902)
Other expense (9)	(37,281)	(1,139)	(41,413)	(2,042)
Total other expense, net	$(52,048)	$(17,402)	$(39,767)	$(40,425)
Loss before income taxes	(94,692)	(10,754)	(128,800)	(56,855)
Income tax (benefit) expense	(9,482)	3,223	(11,153)	93,559
Loss from continuing operations	$(85,210)	$(13,977)	$(117,647)	$(150,414)
Loss from discontinued operations (6) (7)	(220)	(13,700)	(5,837)	(8,358)
Net loss	$(85,430)	$(27,677)	$(123,484)	$(158,772)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
(a) Intangible amortization expense:
Cost of revenue	$8,594	$8,416	$24,913	$21,694
Selling, general and administrative	13,081	10,833	35,827	24,463
(b) Share-based compensation expense:
Cost of revenue	$1,019	$846	$2,881	$2,245
Research and development	3,785	3,006	10,422	7,677
Selling, general and administrative	3,950	6,083	10,792	17,744

(2) Includes acquisition and transaction related costs of $0.1 million and $10.9 million associated with the AppliedMicro Acquisition during the three and nine months ended June 30, 2017, respectively.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes acquisition fair market value inventory step-up related expenses of $0.2 million for the nine months ended June 29, 2018 associated with the Picometrix Acquisition, and $12.6 million and $44.0 million for the three and nine months ended June 30, 2017, respectively, primarily associated with the AppliedMicro Acquisition.
(5) Includes specific litigation costs of $1.0 million and $2.5 million incurred in the three and nine months ended June 29, 2018, respectively, and $0.6 million and $1.6 million incurred in the three and nine months ended June 30, 2017, respectively, primarily related to the GaN lawsuit. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(6) For additional information related to this item refer to Note 3 - Divested Business and Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(7)
Includes change in control payments of $21.3 million for the nine months ended June 30, 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $9.3 million was recorded as discontinued operations.

(8) Includes impairment and inventory charges of $6.6 million and $2.5 million, respectively, incurred in the three months ended March 30, 2018, related to property and equipment, other assets and inventory designated for future use with ZTE, as well as inventory charges of $16.2 million associated with certain production and product line exits during the three months ended June 29, 2018.
(9) Includes $3.1 million and $7.2 million of losses for the three and nine months ended June 29, 2018, respectively, associated with our investment in Compute based on our proportionate share of the losses of Compute, as well as a $34.0 million loss on disposal of the LR4 business.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.1	52.4	58.3	54.9
Gross profit	34.9	47.6	41.7	45.1
Operating expenses:
Research and development	35.0	19.9	31.4	20.4
Selling, general and administrative	30.8	24.0	28.5	27.3
Impairment charges	—	0.0	1.6	0.0
Restructuring charges	0.1	0.3	1.5	0.4
Total operating expenses	65.9	44.2	62.9	48.2
(Loss) income from operations	(30.9)	3.4	(21.2)	(3.1)
Other (expense) income
Warrant liability (expense) gain	(4.9)	(4.7)	5.9	(3.1)
Interest expense	(5.8)	(3.7)	(5.5)	(4.1)
Other expense	(27.0)	(0.6)	(9.9)	(0.4)
Total other expense, net	(37.8)	(8.9)	(9.5)	(7.6)
Loss before income taxes	(68.7)	(5.5)	(30.7)	(10.7)
Income tax (benefit) expense	(6.9)	1.7	(2.7)	17.6
Loss from continuing operations	(61.8)	(7.2)	(28.1)	(28.3)
Loss from discontinued operations	(0.2)	(7.0)	(1.4)	(1.6)
Net loss	(62.0)%	(14.2)%	(29.5)%	(29.8)%
Comparison of the Three and Nine Months Ended June 29, 2018 to the Three and Nine Months Ended June 30, 2017
Revenue. Our revenue decreased by $56.7 million, or 29.1%, to $137.9 million for the three months ended June 29, 2018, from $194.6 million for the three months ended June 30, 2017, and our revenue decreased $113.2 million, or 21.3%, to $419.2 million for the nine months ended June 29, 2018. The decrease in revenue in the three and nine months ended June 29, 2018 is further described by end market in the following paragraphs.
We have historically reported our revenue by reference to three primary markets: Networks, Aerospace and Defense ("A&D") and Multi-market. Given the recent increase in the size of the Networks market relative to other markets, and our increased focus on Cloud Data Center applications, beginning in our fiscal year 2018 we are reporting our revenue by reference to the following three primary markets: I&D (roughly corresponding to the former A&D and Multi-market combined), Datacenter and Telecom.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 29, 2018	June 30, 2017	% Change	June 29, 2018	June 30, 2017	% Change
Telecom	$50,562	$92,356	(45.3)%	$169,947	$274,283	(38.0)%
Datacenter	38,911	57,774	(32.6)%	116,269	125,132	(7.1)%
Industrial & Defense	48,399	44,425	8.9%	132,994	132,976	—%
Total	$137,872	$194,555	(29.1)%	$419,210	$532,391	(21.3)%

Telecom	36.7%	47.5%		40.5%	51.5%
Datacenter	28.2%	29.7%		27.7%	23.5%
Industrial & Defense	35.1%	22.8%		31.7%	25.0%
Total	100.0%	100.0%		100.0%	100.0%
In the three and nine months ended June 29, 2018, our Telecom revenues decreased by $41.8 million, or 45.3%, and $104.3 million, or 38.0%, respectively, compared to the three and nine months ended June 30, 2017. The decrease was primarily due to lower sales of carrier-based optical semiconductor products to our Asia customer base, lower sales of products targeting fiber to the home applications and the May 2018 sale of our LR4 business, partially offset by revenue from sales of products acquired in recent acquisitions.
In the three and nine months ended June 29, 2018, our Datacenter market revenue decreased by $18.9 million, or 32.6%, and decreased by $8.9 million, or 7.1%, respectively, compared to the three and nine months ended June 30, 2017. The decrease in the three and nine months ended June 29, 2018 was primarily due to decreased revenue from sales of legacy optical products and lasers.
In the three months ended June 29, 2018, our I&D market revenue increased by $4.0 million, or 8.9%, compared to the three months ended June 30, 2017. For the nine months ended June 29, 2018, our I&D market revenue was unchanged compared to the three months ended June 30, 2017. The increase in the three months ended June 29, 2018 was primarily related to higher revenue from sales across the product portfolio.
Gross profit. Gross margin was 34.9% and 41.7% for the three and nine months ended June 29, 2018, respectively, and 47.6% and 45.1% for the three and nine months ended June 30, 2017, respectively. Gross profit was $48.2 million and $174.7 million for the three and nine months ended June 29, 2018, respectively, and $92.6 million and $240.0 million for the three and nine months ended June 30, 2017, respectively. Gross profit during the three and nine months ended June 29, 2018 was impacted by lower fiscal year 2018 revenue, ZTE-related inventory charges, production and product line exit costs of $16.2 million and depreciation and amortization primarily associated with the AppliedMicro Acquisition, partially offset by lower acquisition related inventory fair market value step up expense recorded during fiscal year 2017.
Research and development. Research and development expense increased by $9.5 million, or 24.6%, to $48.2 million, or 35.0% of our revenue, for the three months ended June 29, 2018, compared with $38.7 million, or 19.9% of our revenue, for the three months ended June 30, 2017. Research and development expense increased by $22.9 million, or 21.1%, to $131.5 million, or 31.4% of our revenue, for the nine months ended June 29, 2018, compared with $108.6 million, or 20.4% of our revenue, for the nine months ended June 30, 2017. Research and development expense has increased in the fiscal 2018 period primarily as a result of higher AppliedMicro-related compensation costs, share-based compensation and depreciation, as well as increased Datacenter-related initiatives.
Selling, general and administrative. Selling, general and administrative expense decreased by $4.2 million, or 9.0%, to $42.5 million, or 30.8% of our revenue, for the three months ended June 29, 2018, compared with $46.7 million, or 24.0% of our revenue, for the three months ended June 30, 2017. Selling, general and administrative expense decreased by $26.1 million, or 17.9%, to $119.4 million, or 28.5% of our revenue, for the nine months ended June 29, 2018, compared with $145.5 million, or 27.3% of our revenue, for the nine months ended June 30, 2017. Selling, general and administrative expenses decreased in the fiscal 2018 periods primarily due to no fiscal year 2018 AppliedMicro change in control payments, lower acquisition-related transaction expenses, lower integration costs and lower share-based compensation costs, partially offset by higher intangible amortization and acquisition-related compensation.
Impairment charges. Impairment charges totaled $6.6 million for the nine months ended June 29, 2018, compared to no impairment charges in each of the three and nine months ended June 30, 2017. The increase in impairment charges during the nine months ended June 29, 2018 was primarily related to the impairment of property and equipment and other assets designated for future use with ZTE.

Restructuring charges. Restructuring charges totaled $0.1 million and $0.6 million for the three months ended June 29, 2018 and June 30, 2017, respectively, and $6.3 million and $2.3 million for the nine months ended June 29, 2018 and June 30, 2017, respectively. The increase in restructuring charges during the first nine months of fiscal year 2018 was primarily related to the completion of our exit of facilities in Long Beach, California, Belfast, the United Kingdom and Sydney, Australia. We expect to incur additional restructuring costs associated with additional restructuring actions associated with the exit of certain production and product lines of approximately $4.9 million to $6.2 million during the remainder of calendar year 2018 as we complete these restructuring actions.
Warrant liability. Our warrant liability resulted in an expense of $6.7 million and a gain of $24.9 million for the three and nine months ended June 29, 2018, respectively, compared to an expense of $9.1 million and an expense of $16.5 million for the three and nine months ended June 30, 2017, respectively. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value.
Provision for income taxes. Income tax benefit was $9.5 million for the three months ended June 29, 2018, compared to an expense of $3.2 million for the three months ended June 30, 2017. Income tax benefit was $11.2 million for the nine months ended June 29, 2018, compared to an expense of $93.6 million for the nine months ended June 30, 2017. The income tax benefit for the three and nine months ended June 29, 2018 resulted primarily from the partial release of our unrecognized tax benefits and discrete adjustments to our U.S. deferred tax liability. The income tax expense for the three and nine months ended June 30, 2017 was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three and nine months ended June 30, 2017, was primarily driven by the establishment of a valuation allowance against our U.S. deferred tax assets. For the fiscal year ending September 28, 2018, our blended U.S. federal income tax rate is expected to be 24.5%. The difference between the U.S. federal statutory income tax rate of 24.5% and our effective income tax rate for the three and nine months ended June 29, 2018 was primarily driven by a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the nine months ended June 29, 2018 and June 30, 2017, respectively (in thousands):

	June 29, 2018	June 30, 2017
Cash and cash equivalents, beginning of period	$130,104	$332,977
Net cash provided by operating activities	11,216	48,689
Net cash used in investing activities	(53,647)	(290,436)
Net cash (used in) provided by financing activities	(2,446)	76,551
Foreign currency effect on cash	41	(175)
Cash and cash equivalents, end of period	$85,268	$167,606
Cash Flow from Operating Activities:
Our cash flow from operating activities for the nine months ended June 29, 2018 of $11.2 million consisted of a net loss of $123.5 million, plus changes in operating assets and liabilities of $11.4 million less adjustments to reconcile our net loss to cash provided by operating activities of $123.3 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $83.7 million, share-based compensation expense of $24.1 million, loss on disposition of business of $34.0 million and impairment charges of $9.1 million, partially offset by a warrant liability gain of $24.9 million, a change in deferred taxes of $8.5 million and a change in the net value of assets and liabilities held for sale of $6.3 million. In addition, cash provided by operating assets and liabilities was $11.4 million for the nine months ended June 29, 2018, primarily driven by a decrease in accounts receivable of $34.8 million, partially offset by increases in inventory of $1.6 million, decreases in accounts payable of $11.0 million and decreases in accrued and other liabilities of $2.0 million. During the third fiscal quarter we entered into an agreement with a customer, under which we may earn revenue for providing design reference documents, providing production know how and achieving contingent obligations primarily associated with reaching certain unit production volumes. As of June 29, 2018, we recorded a $7.0 million increase to accounts receivable and an increase to deferred revenue associated with this agreement.
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
Cash Flow from Investing Activities:
Our cash flow used in investing activities for the nine months ended June 29, 2018 consisted primarily of purchases of $99.4 million of short-term investments, capital expenditures of $39.4 million and a $5.0 million equity investment in a privately held company, partially offset by proceeds of $85.4 million related to the sale of short-term investments and $5.0 million from the sale of the LR4 business.
Our cash flow used by investing activities for the nine months ended June 30, 2017 consisted primarily of $231.7 million of net cash for the AppliedMicro Acquisition, purchases of $90.5 million of short-term investments and capital expenditures of $24.5 million, partially offset by proceeds of $32.4 million related to the sale of short-term investments and $23.6 million associated with the Automotive business discontinued operations, including $18.0 million of indemnification escrow and $5.6 million related to the Consulting Agreement.
Cash Flow from Financing Activities:
During the nine months ended June 29, 2018, our cash used in financing activities of $2.4 million was primarily related to $6.7 million in purchases of stock associated with employee tax withholdings and $5.2 million of payments on notes payable, partially offset by $6.9 million of proceeds from stock option exercises and employee stock purchases and $4.0 million of proceeds from the sale of our corporate headquarters facility.
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
Liquidity
As of June 29, 2018, we held $85.3 million of cash and cash equivalents, primarily deposited with financial institutions. The undistributed earnings of our foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 29, 2018, cash held by our foreign subsidiaries was $33.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of June 29, 2018, we also held $97.7 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our Revolving Facility.
We plan to use our remaining available cash and cash equivalents, short-term investments, and as deemed appropriate our borrowing capacity under our Revolving Facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments, cash generated from operations, and borrowing availability under our revolving credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
For additional information related to our Liquidity and Debt, see Note 8 - Debt to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 29, 2018.

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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of June 29, 2018, we had $681.6 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 29, 2018.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 and the factors discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 filed with the SEC on February 7, 2018 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018 filed with the SEC on May 3, 2018, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018, or as noted below.
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We increasingly rely on sophisticated information technology systems throughout our company to keep financial records and business data, employee data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. We also manage and store various proprietary information and sensitive confidential data related to our business, employees and operations. We maintain a system of controls over the physical security of our facilities. However, our physical facilities and our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we fail to maintain the integrity of our systems or data or if we experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely and materially affect our business.
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
 We have operations in Europe and Asia, and customers around the world. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, new or potential international trade agreements, tariffs, required import and export licenses, associated delays and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our international operations may make them more difficult to manage effectively.
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
Sales to customers located in the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade negotiations or disputes or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in fiscal year 2017, we experienced decreased demand in China for our products targeting 2.5 Gigabit passive optical networks ("PON"), metro/long-haul optical network deployments and other carrier-side applications, as carriers began migrating from 2.5 Gigabit to 10 Gigabit PON and the pace of provincial network deployments in China slowed. Further, in 2016 the Bureau of Industry and Security (the "BIS") temporarily blocked exports of U.S. products to Chinese telecommunications original equipment manufacturer ("OEM") ZTE, and issued an administrative subpoena to the largest such manufacturer, Huawei, which accounted for 15% of our revenue for fiscal year 2016, and which could possibly lead to similar restrictions in the future. More recently, in April 2018, the BIS again blocked exports of U.S. products to ZTE, and news reports surfaced of a potential criminal investigation by the U.S. Department of Justice of Huawei regarding possible violations of U.S. sanctions related to Iran.  A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. As a result, we may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us.
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
We periodically evaluate our various product lines and may, as a result, consider the divestiture or wind down of one or more of those product lines. For example, in August 2015, we sold our Automotive business based on our belief that it was not consistent with our long-term strategic vision from a growth and profitability perspective. In October 2017, we sold the Compute business that we had acquired through the AppliedMicro Acquisition, as the products were not complementary to our product portfolio and did not strategically align with our long-term focus. More recently, in May 2018, we sold certain capital equipment, inventory and other assets associated with our long-range optical subassembly product line that we had acquired through our December 2015 acquisition of FiBest Limited.
Divestitures have inherent risks, including the inability to find potential buyers with favorable terms, the expense of selling the product line, the possibility that any anticipated sale will be delayed or will not occur, the potential impact on our cash flows and results of operations, the potential delay or failure to realize the perceived strategic or financial merits of the divestment, difficulties in the separation of operations, services, information technology, products and personnel, potential loss of customers or employees, exposure to unanticipated liabilities, unexpected costs associated with such separation, diversion of management’s attention from other business concerns and potential post-closing claims for alleged breaches of related agreements, indemnification or other disputes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended June 29, 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2018 - April 27, 2018	—	$—	—	—
April 28, 2018 - May 25, 2018	111,630	23.04	—	—
May 26, 2018 - June 29, 2018	10,682	23.80	—	—
Total	122,312	$23.11	—	—

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

ITEM 5. OTHER INFORMATION
Information in response to this Item is incorporated herein by reference from Note 20 - Subsequent Events, to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase and Intellectual Property License Agreement, dated as of April 30, 2018, by and among CIG Shanghai Co., Ltd., MACOM Japan Limited and MACOM Technology Solutions Holdings, Inc. (solely with respect to Sections 2.5 and 12.16 thereof) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 15, 2018).*

2.2
Amendment to Asset Purchase and Intellectual Property License Agreement, dated as of May 10, 2018, by and among MACOM Japan Limited and CIG Shanghai Co., Ltd. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 15, 2018).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
4.1
Third Amendment to the Second Amended and Restated Investor Rights Agreement, dated June 6, 2018 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 ASR (File No. 333-225509) filed on June 8, 2018).

10.1
Amendment No. 8 to Credit Agreement, dated as of May 2, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent.

10.2
Amendment No. 9 to Credit Agreement, dated as of May 9, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent.

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

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 1, 2018	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2018	By:	/s/ Robert J. McMullan
Robert J. McMullan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)