Form 10-Q
period 2019-03-29
MACOM Technology Solutions Holdings, Inc.
filed 2019-05-08
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	MTSI	Nasdaq Global Select Market
As of May 3, 2019, there were 65,700,409 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 29, 2019	September 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$92,677	$94,676
Short-term investments	99,708	98,221
Accounts receivable (less allowances of $5,912 and $6,795, respectively)	87,386	97,375
Inventories	119,940	122,837
Income tax receivable	15,765	17,601
Assets held for sale	—	4,840
Prepaid and other current assets	29,783	23,311
Total current assets	$445,259	$458,861
Property and equipment, net	149,952	149,923
Goodwill	314,361	314,076
Intangible assets, net	472,570	512,785
Deferred income taxes	2,298	2,272
Other investments	22,123	31,094
Other long-term assets	13,383	13,484
TOTAL ASSETS	$1,419,946	$1,482,495
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$1,194	$467
Current portion of long-term debt	6,885	6,885
Accounts payable	35,080	41,951
Accrued liabilities	45,430	49,945
Deferred revenue	215	7,757
Total current liabilities	$88,804	$107,005
Lease payable, less current portion	29,147	29,023
Long-term debt, less current portion	656,821	658,372
Warrant liability	9,268	13,129
Deferred income taxes	452	389
Other long-term liabilities	18,429	5,902
Total liabilities	$802,921	$813,820
Stockholders’ equity:
Common stock	66	65
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	3,798	2,188
Additional paid-in capital	1,091,067	1,074,728
Accumulated deficit	(477,576)	(407,976)
Total stockholders’ equity	$617,025	$668,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,419,946	$1,482,495
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$128,465	$150,414	$279,154	$281,338
Cost of revenue	71,135	84,813	145,199	154,784
Gross profit	57,330	65,601	133,955	126,554
Operating expenses:
Research and development	42,361	41,596	85,885	83,246
Selling, general and administrative	41,998	39,287	84,518	76,922
Impairment charges	—	6,575	—	6,575
Restructuring charges	3,182	1,539	8,160	6,200
Total operating expenses	87,541	88,997	178,563	172,943
Loss from operations	(30,211)	(23,396)	(44,608)	(46,389)
Other (expense) income
Warrant liability (expense) gain	(1,607)	17,015	3,862	31,624
Interest expense, net	(9,402)	(7,970)	(18,175)	(15,209)
Other expense	(4,440)	(4,139)	(9,010)	(4,133)
Total other (expense) income, net	(15,449)	4,906	(23,323)	12,282
Loss before income taxes	(45,660)	(18,490)	(67,931)	(34,107)
Income tax expense (benefit)	544	(3,024)	1,669	(1,671)
Loss from continuing operations	(46,204)	(15,466)	(69,600)	(32,436)
Loss from discontinued operations	—	(18)	—	(5,617)
Net loss	$(46,204)	$(15,484)	$(69,600)	$(38,053)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.71)	$(0.24)	$(1.06)	$(0.50)
Loss from discontinued operations	—	—	—	(0.09)
Loss per share - basic	$(0.71)	$(0.24)	$(1.06)	$(0.59)
Diluted loss per share:
Loss from continuing operations	$(0.71)	$(0.50)	$(1.12)	$(0.98)
Loss from discontinued operations	—	—	—	(0.09)
Loss per share - diluted	$(0.71)	$(0.50)	$(1.12)	$(1.07)
Shares used:
Basic	65,531	64,549	65,404	64,437
Diluted	65,531	65,132	65,610	65,120
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net loss	$(46,204)	$(15,484)	$(69,600)	$(38,053)
Unrealized gain (loss) on short-term investments, net of tax	606	(247)	350	(514)
Foreign currency translation gain, net of tax	351	4,421	1,260	4,710
Other comprehensive income, net of tax	957	4,174	1,610	4,196
Total comprehensive loss	$(45,247)	$(11,310)	$(67,990)	$(33,857)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 28, 2018	65,395	$65	(23)	$(330)	$2,841	$1,086,052	$(431,372)	$657,256
Stock options exercises	12	—	—	—	—	24	—	24
Vesting of restricted common stock and units	490	1	—	—	—	—	—	1
Shares repurchased for stock withholdings on restricted stock awards	(174)	—	—	—	—	(3,085)	—	(3,085)
Share-based compensation	—	—	—	—	—	8,076	—	8,076
Other comprehensive income, net of tax	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	—	(46,204)	(46,204)
Balance at March 29, 2019	65,723	$66	(23)	$(330)	$3,798	$1,091,067	$(477,576)	$617,025

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Stock options exercises	12	—	—	—	—	24	—	24
Vesting of restricted common stock and units	545	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	156	—	—	—	—	2,392	—	2,392
Shares repurchased for stock withholdings on restricted stock awards	(192)	—	—	—	—	(3,426)	—	(3,426)
Share-based compensation	—	—	—	—	—	17,349	—	17,349
Other comprehensive income, net of tax	—	—	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	—	—	(69,600)	(69,600)
Balance at March 29, 2019	65,723	$66	(23)	$(330)	$3,798	$1,091,067	$(477,576)	$617,025
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 29, 2019	March 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,600)	$(38,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangibles amortization	55,478	54,439
Share-based compensation	17,349	15,342
Warrant liability gain	(3,862)	(31,624)
Acquired inventory step-up amortization	—	224
Deferred financing cost amortization	2,031	2,536
Deferred income taxes	46	(573)
Restructuring and impairment related charges	4,696	9,143
Loss on minority equity investment	8,971	4,085
Changes in assets held for sale from discontinued operations	—	(6,237)
Other adjustments, net	377	841
Change in operating assets and liabilities:
Accounts receivable	9,989	28,992
Inventories	2,904	(9,240)
Prepaid expenses and other assets	(1,256)	749
Accounts payable	(4,103)	(11,438)
Accrued and other liabilities	1,407	(4,115)
Income taxes	2,411	(3,915)
Net cash provided by operating activities	26,838	11,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(375)	—
Purchases of property and equipment	(22,600)	(26,580)
Proceeds from sales and maturities of short-term investments	86,447	77,853
Purchases of short-term investments	(86,951)	(21,612)
Purchases of other investments	—	(5,000)
Proceeds associated with discontinued operations	—	(263)
Net cash (used in) provided by investing activities	(23,479)	24,398
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	2,416	3,252
Payments on notes payable	(3,442)	(3,442)
Payments of capital leases and assumed debt	(518)	(405)
Repurchase of common stock	(3,426)	(3,846)
Proceeds from corporate facility financing obligation	—	1,081
Payments of contingent consideration and other	(577)	—
Net cash used in financing activities	(5,547)	(3,360)

Foreign currency effect on cash	189	397
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,999)	32,591
CASH AND CASH EQUIVALENTS — Beginning of period	$94,676	$130,104
CASH AND CASH EQUIVALENTS — End of period	$92,677	$162,695

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
Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
Periodically, we enter into non-product development and license contracts with certain customers. We generally recognize revenue from these contracts as services are provided based on the terms of the contract. Revenue is deferred for amounts billed or received prior to delivery of the services. Certain contracts may contain multiple performance obligations for which we allocate revenue to each performance obligation on a relative stand-alone selling price.
Our product revenue is recognized when the customer obtains control of the product or services, which generally occurs at a point in time, and is based on the contractual shipping terms of a contract. Non-product revenue is generally recognized overtime. For each contract, the promise to transfer the control of the products or services, each of which is individually distinct, is considered to be the identified performance obligation. We provide an assurance type warranty which is not sold separately and does not represent a separate performance obligation. Therefore, we account for such warranties under ASC 460, Guarantees, and the estimated costs of warranty claims are generally accrued as cost of revenue in the period the related revenue is recorded.
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
Practical Expedients and Elections—ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of the reporting periods presented. The guidance provides certain practical expedients that limit this requirement and, therefore, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which we have the right to invoice for services performed. We have elected not to disclose the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations for contracts where these criteria are met.
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant both at the date of adoption and as of March 29, 2019.
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
Pronouncements Adopted in Fiscal Year 2019
We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, on September 29, 2018. The FASB subsequently issued several amendments and updates to the new revenue standard. We refer to ASU 2014-09 and its related ASUs as "ASC 606". We applied ASC 606 using the modified retrospective method and elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. We have analyzed this effect and found the adoption of the new guidance did not have a material impact on our consolidated financial statements as of the adoption date. The reported results for our fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for our fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition.
We adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on September 29, 2018. In February 2018 the FASB issued further amendments to this guidance. This update made amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revised an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
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
Pronouncements for Adoption in Subsequent Periods
In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842"). In September 2017, January, July and December 2018 and March 2019, the FASB issued additional guidance related to Topic 842. The new standard increases transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under Topic 842, leases are classified as either operating or finance, based on criteria similar to current lease accounting, but without explicit bright lines. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures and we anticipate that this new guidance will have a material impact on our financial statements as we have a significant number of operating leases.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables presents our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue by Market:
Industrial & Defense	$50,471	$43,882	107,754	84,596
Data Center	30,657	42,597	73,904	77,358
Telecom	47,337	63,935	97,496	119,384
Total	$128,465	$150,414	279,154	281,338

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue by Geographic Region:
United States	$64,714	$74,323	$132,832	$129,679
China	32,419	38,364	77,041	76,052
Asia Pacific, excluding China (1)	20,598	23,347	44,013	46,232
Other Countries (2)	10,734	14,380	25,268	29,375
Total	$128,465	$150,414	$279,154	$281,338

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand, the Philippines and Vietnam.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.
Contract Balances
We record contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Our contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services.
The following table presents the changes in contract liabilities during the six months ended March 29, 2019 (in thousands):

	March 29, 2019	September 28, 2018	$ Change	% Change
Contract liabilities	$8,915	$7,757	$1,158	15%

As of March 29, 2019, approximately $8.7 million of our contract liabilities were recorded as other long-term liabilities on our balance sheet with the remainder recorded as deferred revenue. The increase in contract liabilities during the six months ended March 29, 2019 was primarily from the deferral of revenue for funds received prior to when the customer obtains control of the product or services, partially offset by the recognition of $7.0 million associated with licensing.
During the three and six months ended March 29, 2019, we recognized the following net sales as a result of changes in the contract liabilities balance (in thousands):

	Three Months Ended	Six Months Ended
	March 29, 2019	March 29, 2019
Net revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$7,338	$7,612

3. DIVESTED BUSINESS AND DISCONTINUED OPERATIONS
Divested Business
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business (the “LR4 Business”), pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the “LR4 Agreement”). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions contemplated by the LR4 Agreement, provide us with the opportunity to supply components, and would pay us further amounts to be determined for inventory and fixed assets within 60 days of receipt of required government approvals. As of March 29, 2019, we have received $5.0 million of consideration and expect additional consideration before the end of fiscal 2019 of $12.2 million, net of tax, which has been recorded as other current assets. As of September 28, 2018, $7.4 million had been recorded as other current assets and $4.8 million had been recorded as assets held for sale, as the assets had not been transferred to the buyer as of September 28, 2018.
As a result of the transaction, during fiscal year 2018 we recorded a loss on disposal of $34.3 million associated with the LR4 Business as other expense, comprised of expected proceeds of $17.2 million, subject to receipt of required government approvals, less the carrying value of assets sold, primarily including customer relationship intangible assets of $27.7 million, inventory of $13.7 million, fixed assets of $7.6 million and goodwill of $2.6 million. The transaction did not meet the criteria of discontinued operations. We also entered into a transition services agreement (the "LR4 TSA") with the buyer, pursuant to which we agreed to incur up to $2.0 million of operating expenses for certain ongoing administrative services to support the buyer for up to six months after the closing of the transaction. During the three and six months ended March 29, 2019, we have incurred no expenses associated with the LR4 TSA.
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
We also entered into a transition services agreement (the "Compute TSA"), pursuant to which we agreed to perform certain primarily general and administrative functions on Compute's behalf during a migration period and for which we are reimbursed for costs incurred. During the three months ended March 29, 2019, we received no reimbursements under the Compute TSA. During the six months ended March 29, 2019, we received $0.1 million of reimbursements under the Compute TSA, which was recorded as a reduction of our general and administrative expenses. During the three and six months ended March 30, 2018, we received $1.5 million and $2.5 million, respectively, of reimbursements under the Compute TSA.

The accompanying consolidated statements of operations include the following operating results related to these discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	March 30, 2018	March 30, 2018
Revenue	$2	$—
Cost of revenue	(56)	(596)
Gross profit	58	596
Operating expenses:
Research and development	(12)	4,698
Selling, general and administrative	88	1,515
Total operating expenses	76	6,213
Loss from operations	(18)	(5,617)
Loss before income taxes	(18)	(5,617)
Income tax provision	—	—
Loss from discontinued operations	$(18)	$(5,617)

Cash flow from operating activities	(18)	(10,327)

4. INVESTMENTS
Our short-term investments are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of March 29, 2019 and September 28, 2018 are summarized in the tables below (in thousands):

	March 29, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$28,949	$97	$(211)	$28,835
Commercial paper	70,885	1	(13)	70,873
Total short-term investments	$99,834	$98	$(224)	$99,708

	September 28, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$28,731	$—	$(460)	$28,271
Commercial paper	69,966	—	(16)	69,950
Total short-term investments	$98,697	$—	$(476)	$98,221

The contractual maturities of available-for-sale investments were as follows (in thousands):

	March 29, 2019	September 28, 2018
Less than 1 year	$71,679	$70,200
Over 1 year	28,029	28,021
Total short-term investments	$99,708	$98,221

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Other Investments— As of March 29, 2019, we held two non-marketable equity investments classified as other long-term investments.
One of these is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820 we have elected to hold this investment at cost less any impairment. As of March 29, 2019, the cost of this investment was $5.0 million. We evaluate this investment for impairment at each balance sheet date, and through March 29, 2019 no impairment has been recorded for this investment.
In addition, we have a minority investment of less than 20.0% of the outstanding equity of Compute that was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017 and had an initial value of $36.5 million. We have no obligation to provide further funding to Compute. This was a non-cash transaction as we contributed net assets valued at approximately $36.5 million in exchange for this equity interest. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute utilizing the equity method. During the three and six months ended March 29, 2019 we recorded losses of $4.4 million and $9.0 million, respectively, associated with this investment as other expense in our consolidated statements of operations. During the three and six months ended March 30, 2018, we recorded losses of $4.1 million associated with this investment. As of March 29, 2019 and September 28, 2018, the carrying value of this investment was $17.1 million and $26.1 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 29, 2019.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 29, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$252	$252	$—	$—
Commercial paper	70,873	—	70,873	—
Corporate bonds	28,835	—	28,835	—
Total assets measured at fair value	$99,960	$252	$99,708	$—
Liabilities
Common stock warrant liability	9,268	—	—	9,268
Total liabilities measured at fair value	$9,268	$—	$—	$9,268

	September 28, 2018
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$253	$253	$—	$—
Commercial paper	69,950	—	69,950	—
Corporate bonds	28,271	—	28,271	—
Total assets measured at fair value	$98,474	$253	$98,221	$—
Liabilities
Contingent consideration	$585	$—	$—	$585
Common stock warrant liability	13,129	—	—	13,129
Total liabilities measured at fair value	$13,714	$—	$—	$13,714

As of March 29, 2019 and September 28, 2018, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.
The fair value of the contingent consideration liability was estimated based upon a risk-adjusted present value of the probability-weighted expected payments by us. Specifically, we considered base, upside and downside scenarios for the operating metrics upon which the contingent payments are to be based. Probabilities were assigned to each scenario and the probability weighted payments were discounted to present value using risk-adjusted discount rates.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	March 29, 2019	September 28, 2018
Contingent consideration	Discounted cash flow	Discount rate	N/A	9.2%
		Probability of achievement	N/A	90%
		Timing of cash flows	N/A	1 month

Warrant liability	Black-Scholes model	Volatility	71.9%	60.7%
		Discount rate	2.30%	2.81%
		Expected life	1.7 years	2.2 years
		Exercise price	$14.05	$14.05
		Stock price	$16.71	$20.60
		Dividend rate	—%	—%

The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	March 29, 2019
Contingent consideration	$585	$65	$—	$(650)	$—
Common stock warrant liability	$13,129	$(3,861)	$—	$—	$9,268

	September 29, 2017	Net Realized/Unrealized Gains Included in Earnings	Purchases and Issuances	Sales and Settlements	March 30, 2018
Contingent consideration	$1,679	$(549)	$—	$—	$1,130
Common stock warrant liability	$40,775	$(31,624)	$—	$—	$9,151

6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	March 29, 2019	September 28, 2018
Raw materials	$64,530	$71,408
Work-in-process	13,094	13,466
Finished goods	42,316	37,963
Total inventory, net	$119,940	$122,837
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	March 29, 2019	September 28, 2018
Construction in process	$25,851	$49,661
Machinery and equipment	181,034	174,638
Leasehold improvements	14,226	14,984
Furniture and fixtures	3,699	2,306
Computer equipment and software	18,372	17,317
Capital lease assets	47,353	19,380
Total property and equipment	$290,535	$278,286
Less accumulated depreciation and amortization	(140,583)	(128,363)
Property and equipment, net	$149,952	$149,923

Depreciation and amortization expense related to property, plant and equipment for the three and six months ended March 29, 2019 was $7.6 million and $15.2 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and six months ended March 30, 2018 was $7.6 million and $15.4 million, respectively. Accumulated depreciation on capital lease assets as of March 29, 2019 and September 28, 2018 was $4.2 million and $3.2 million, respectively.
8. DEBT
As of March 29, 2019, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA ("Goldman Sachs"), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of March 29, 2019, the Credit Agreement consisted of term loans with an aggregate principal amount of $700.0 million (“Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the "Revolving Facility"). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of March 29, 2019, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$676,414	2.49%	2.25%	4.74%

As of March 29, 2019, approximately $9.4 million of deferred financing costs remain unamortized, of which $8.7 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $0.7 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying consolidated balance sheet.
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
As of March 29, 2019, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of March 29, 2019, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$676,414
Unamortized discount	(4,020)
Unamortized deferred financing costs	(8,688)
Total term loans	$663,706
Current portion	6,885
Long-term, less current portion	$656,821

As of March 29, 2019, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2019 (remainder of fiscal year)	$3,443
2020	6,885
2021	6,885
2022	6,885
2023	6,885
Thereafter	645,431
Total	$676,414

The fair value of the Term Loans was estimated to be approximately $647.7 million as of March 29, 2019, and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On December 28, 2016, we entered into three lease agreements including a 20 year leaseback of a facility located at 100 Chelmsford Street, a 20 year build-to-suit lease arrangement for the construction and subsequent lease back, which commenced on October 1, 2018, of a new facility located at 144 Chelmsford Street, and a 14 year building lease renewal of an adjacent facility at 121 Hale Street, collectively the “Lowell Leases.”
We account for the Lowell Leases as a single unit of accounting under the financing method.
As of October 1, 2018, the construction of the facility at 144 Chelmsford Street was completed, the building was placed in service and the associated lease term commenced.
We calculated a lease obligation based on the future minimum lease payments discounted at 7.2% as of October 1, 2018. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the lease obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of March 29, 2019 and September 28, 2018, the outstanding lease obligations associated with the Lowell Leases included in leases payable in the consolidated balance sheets, were approximately $28.4 million and $28.3 million, respectively.
Additionally, we have certain capital equipment lease obligations, of which approximately $2.1 million and $1.2 million was outstanding as of March 29, 2019 and September 28, 2018, respectively.

As of March 29, 2019, future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal year ending:	Amount
2019 (remainder of fiscal year)	$1,691
2020	3,375
2021	3,298
2022	2,660
2023	2,563
Thereafter	42,247
Total minimum capital lease payments	55,834
Less amount representing interest	(26,989)
Present value of net minimum capital lease payments	$28,845

10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cost of revenue	$7,883	$8,172	$15,935	$16,319
Selling, general and administrative	11,873	11,753	24,392	22,746
Total	$19,756	$19,925	$40,327	$39,065

Intangible assets consist of the following (in thousands):

	March 29, 2019	September 28, 2018
Acquired technology	$251,783	$251,673
Customer relationships	518,234	518,234
Trade name	3,400	3,400
Total	$773,417	$773,307
Less accumulated amortization	(300,847)	(260,522)
Intangible assets — net	$472,570	$512,785

Our trade name is an indefinite-lived intangible asset. A summary of the activity in intangible assets and goodwill follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 28, 2018	$773,307	$251,673	$518,234	$3,400	$314,076
Currency translation adjustment	110	110	—	—	285
Balance at March 29, 2019	$773,417	$251,783	$518,234	$3,400	$314,361

As of March 29, 2019, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2019 Remaining	2020	2021	2022	2023	Thereafter	Total
Amortization expense	$43,454	81,701	74,086	61,848	51,471	156,610	$469,170

Accumulated amortization for acquired technology and customer relationships were $156.0 million and $144.9 million, respectively, as of March 29, 2019, and $140.0 million and $120.5 million, respectively, as of September 28, 2018.

11. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 29, 2019 and September 28, 2018.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of March 29, 2019, no exercise of the warrants had occurred, and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.
12. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Numerator:
Loss from continuing operations	$(46,204)	$(15,466)	$(69,600)	$(32,436)
Loss from discontinued operations	—	(18)	—	(5,617)
Net loss	$(46,204)	$(15,484)	$(69,600)	$(38,053)
Warrant liability gain	—	(17,015)	(3,862)	(31,624)
Net loss attributable to common stockholders	$(46,204)	$(32,499)	$(73,462)	$(69,677)
Denominator:
Weighted average common shares outstanding-basic	65,531	64,549	65,404	64,437
Dilutive effect of warrants	—	583	206	683
Weighted average common shares outstanding-diluted	65,531	$65,132	$65,610	$65,120
Loss per share-basic:
Continuing operations	$(0.71)	$(0.24)	$(1.06)	$(0.50)
Discontinued operations	0.00	0.00	0.00	(0.09)
Net loss to common stock holders per share-basic	$(0.71)	$(0.24)	$(1.06)	$(0.59)
Loss per share-diluted:
Continuing operations	$(0.71)	$(0.50)	$(1.12)	$(0.98)
Discontinued operations	0.00	0.00	0.00	(0.09)
Net loss to common stock holders per share-diluted	$(0.71)	$(0.50)	$(1.12)	$(1.07)

As of March 29, 2019, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During the six months ended March 29, 2019 and the three and six months ended March 30, 2018, we recorded $3.9 million, $17.0 million and $31.6 million of warrant gains, respectively, associated with adjusting the fair value of the warrants in the consolidated statements of operations primarily as a result of changes in our stock price. When calculating earnings per share we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock. During the six months ended March 29, 2019 and the three and six months ended March 30, 2018 we adjusted the numerator by the warrant gains of $3.9 million, $17.0 million and $31.6 million, respectively, and the denominator by the incremental shares of 206,104, 582,889 and 683,198, respectively, under the treasury stock method. The table above excludes the effects of 425,202 and 154,377 for the three and six months ended March 29, 2019 and 477,212 and 488,521 shares for the three and six months ended March 30, 2018 respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, and restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive.

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended March 29, 2019.
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
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure and close our facility in Long Beach, California and to close our facilities in Belfast, United Kingdom and Sydney, Australia. The operations from the Long Beach facility were consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities were closed as we discontinued certain product development activities that were performed in those locations.
During the fiscal quarter ended September 28, 2018, we initiated a plan to exit certain production and product lines, primarily including certain production facilities located in Ithaca, New York. We incurred restructuring charges of $0.4 million and $5.4 million in the three and six months ended March 29, 2019, respectively, for these facilities, and we expect to incur restructuring costs of approximately $0.2 million to $0.3 million during the remainder of fiscal year 2019 as we complete these restructuring actions.
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities. We incurred restructuring charges of $2.8 million in the three months ended March 29, 2019 under this plan. We expect to incur restructuring costs of approximately $0.3 million to $0.4 million during the remainder of fiscal year 2019 as we complete these restructuring action.
The following is a summary of the restructuring charges incurred for the three and six months ended March 29, 2019 and March 30, 2018 under these restructuring plans (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Employee related expenses	$465	$221	$1,618	$2,792
Facility related expenses	2,717	1,318	6,542	3,408
Total restructuring charges	$3,182	$1,539	$8,160	$6,200

The following is a summary of the costs incurred for the six months ended March 29, 2019 and the remaining balance included in Accrued liabilities and Other long-term liabilities at March 29, 2019 (in thousands):

Balance as of September 28, 2018	$89
Current period expense	8,160
Charges paid/settled	(6,162)
Balance as of March 29, 2019	$2,087

The balance as of March 29, 2019 includes $0.6 million classified as long-term liabilities.

15. SHARE-BASED COMPENSATION
Stock Plans
As of March 29, 2019, we had 14.8 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 3.6 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of March 29, 2019 are subject to accelerated vesting upon a change in control.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2019 and March 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cost of revenue	$841	$917	$1,514	$1,862
Research and development	1,200	2,976	4,022	6,637
Selling, general and administrative	6,035	1,457	11,813	6,843
Total share-based compensation expense	$8,076	$5,350	$17,349	$15,342

As of March 29, 2019, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based and performance-based vesting was $91.5 million, which we expect to recognize over a weighted-average period of 2.7 years. As of March 29, 2019, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.4 million.
Stock Options
A summary of stock option activity for the six months ended March 29, 2019 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 28, 2018	1,408	$32.05
Granted	395	16.06
Exercised	(12)	2.00
Forfeited, canceled or expired	(1,192)	35.63
Options outstanding - March 29, 2019	599	$14.97	5.60	$1,206
Options vested and expected to vest - March 29, 2019	599	14.97	5.60	1,206
Options exercisable - March 29, 2019	204	$12.86	3.66	$950

Aggregate intrinsic value represents the difference between our closing stock price on March 29, 2019 and the exercise price of outstanding, in-the-money options. During the six months ended March 29, 2019, there were 12,000 options exercised. The total intrinsic value of options exercised was $0.2 million and $0.2 million for the three and six months ended March 29, 2019 and $0.2 million and $0.7 million for the three and six months ended March 30, 2018.
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
We granted 395,000 market-based stock options during the six months ended March 29, 2019, at a weighted average grant date fair value of $7.17 per share, or $2.8 million. These options have a weighted average exercise price of $16.06.
These non-qualified stock options with market based vesting conditions were valued using a Monte Carlo simulation model. The weighted average Monte Carlo input assumptions used for calculating the fair value of these market-based stock options are as follows:

Six Months Ended
March 29, 2019
Risk-free interest rate	3.1%
Expected term (years)	3.8
Expected volatility rate	51.4%
Target price	$61.32

During the six months ended March 29, 2019, we canceled 1,122,500 performance-based stock options with a concurrent grant of 748,328 PRSUs for 13 employees, which was accounted for as a modification. The incremental compensation cost resulting from the modification was $8.2 million, and will be recognized as share-based compensation expense over the requisite service period of the new PRSU awards.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSAs, RSUs and PRSUs activity for the six months ended March 29, 2019, is as follows (in thousands, except per share data):

	Number of RSAs, RSUs and PRSUs	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 28, 2018	1,872	$34.15	$38,452
Granted	2,425	18.64
Vested and released	(545)	35.63
Forfeited, canceled or expired	(194)	35.64
Balance at March 29, 2019	3,558	$23.27	$59,459

RSAs, RSUs and PRSUs that vested during the six months ended March 29, 2019 and March 30, 2018 had fair value of $9.6 million and $10.4 million, respectively, as of the vesting date.
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
Income tax expense was $1.7 million for the six months ended March 29, 2019, compared to a benefit of $1.7 million for the six months ended March 30, 2018. The difference between the U.S. federal statutory income tax rate of 21% for the three and six months ended March 29, 2019 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. The difference between the blended U.S. federal statutory income tax rate of 24.5% for the three and six months ended months ended March 30, 2018 and our effective income tax rate was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss initially incurred over the three-year period ended March 31, 2017, which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the three-year period ended March 29, 2019 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
All earnings of foreign subsidiaries, other than our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary (“Cayman Islands subsidiary”), are considered indefinitely reinvested for the periods presented. During the three months ended March 29, 2019, we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested. During the fiscal quarter ended December 28, 2018, we finalized our calculation of the one-time deemed repatriation of gross foreign earnings and profits, totaling $155.6 million, which will result in approximately $86.3 million in U.S. taxable income for the year ended September 28, 2018. As we have recorded a full valuation allowance for this period, the adjusted one-time deemed repatriation will continue to have no impact on our tax expense. We also continue to expect that our tax loss for the year ended September 28, 2018 along with any net operating loss ("NOL") carryforwards will fully offset this one-time deemed repatriation of taxable income resulting in no additional cash tax payments.
The balance of the unrecognized tax benefits as of March 29, 2019 and September 28, 2018 was $1.0 million and $0.3 million, respectively. The increase of $0.7 million in unrecognized tax benefits during the six months ended March 29, 2019 was all recognized during the fiscal quarter ended December 28, 2018 and resulted from finalizing the transition tax impact relating to the one-time deemed repatriation of gross foreign earnings and profits for the year ended September 28, 2018. In finalizing the transition tax, we identified certain tax accounting method changes that were required to compute the correct transition tax, yet the tax law prohibited adopting these methods without filing for and receiving Internal Revenue Service ("IRS") permission to change our method. The increase in transition tax related to these non-automatic method changes requiring IRS approval was $0.7 million and represents the increase in our FIN 48 reserve balance to $1.0 million as of December 28, 2018 and March 29, 2019. Out of the total reserve balance of $1.0 million, $0.3 million, if recognized, will reduce income tax expense.
It is also our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended March 29, 2019 and September 28, 2018, we did not make any accrual or payment of interest and penalties due to our NOL carryforward position within the U.S.
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
17. RELATED PARTY TRANSACTIONS
Cadence Design Systems, Inc. ("Cadence") provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our board of directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and served as a Senior Advisor to Cadence until March 31, 2018. During the three and six months ended March 30, 2018 we made payments of $2.3 million and $4.1 million, respectively, subsequent to Mr. Ribar joining our board of directors.
18. SUPPLEMENTAL CASH FLOW INFORMATION
As of March 29, 2019 and March 30, 2018, we had $2.7 million and $1.5 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the six months ended March 29, 2019 and March 30, 2018, we capitalized $1.5 million and $9.2 million, respectively, of net construction costs relating to the 144 Chelmsford Street facility, of which $0.3 million and $7.1 million, respectively, were accounted for as a non-cash transaction as the costs were paid by the developer.
During the six months ended March 29, 2019, we capitalized an additional $1.5 million of equipment under capital leases, which were accounted for as non-cash transactions. During the six months ended March 30, 2018, no additional capital leases were recorded.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Six Months Ended
	March 29, 2019	March 30, 2018
Cash paid for interest	$17,041	$14,094
Cash (refunded) paid for income taxes	$(1,606)	$4,065

19. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating loss.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about our long-lived assets in different geographic regions is presented below (in thousands):

	As of
Long-Lived Assets by Geographic Region	March 29, 2019	September 28, 2018
United States	$121,823	$122,888
Asia Pacific (1)	22,385	24,702
Other Countries (2)	5,744	2,333
Total	$149,952	$149,923

(1)	Asia Pacific represents Taiwan, India, Japan, Thailand, South Korea, Singapore, Malaysia, the Philippines, Vietnam and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Customer A	14%	12%	15%	11%
Customer B	4%	11%	4%	9%

Accounts Receivable	March 29, 2019	September 28, 2018
Customer A	19%	19%
Customer C	10%	26%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and six months ended March 29, 2019, our top ten customers represented 55% and 56%, respectively, of total revenue, and for the three and six months ended March 30, 2018, our top ten customers represented 58% and 54% of total revenue, respectively.
20. SUBSEQUENT EVENTS
On April 24, 2019, the Company, and its wholly-owned indirect subsidiaries, MACOM Wireless Cayman Limited (“MACOM Cayman”) and MACOM Wireless (HK) Limited (the “MACOM HK”), entered into a share purchase agreement (the “Share Purchase Agreement”) with Goertek (HongKong) Co., Limited (“Goertek”), pursuant to which MACOM Cayman and Goertek will form, upon closing of the Transaction (as defined below), a joint venture for purposes of supplying, marketing and distributing Gallium-Nitride-on-Silicon-based RF Power components into China’s 5G basestation market. Upon the terms and subject to the conditions set forth in the Share Purchase Agreement, MACOM Cayman will sell to Goertek 51% of the issued ordinary shares of MACOM HK owned by MACOM Cayman in exchange for total consideration of up to $134.6 million, including $30.0 million at closing and up to $95.0 million in potential milestone payments plus accrued interest thereon (the “Transaction”). At and following the closing of the Transaction, MACOM Cayman will retain a 49% equity interest in MACOM HK. We expect the Transaction to close in the second half of calendar 2019, subject to certain closing conditions, including the receipt of anti-trust approval from China’s State Administration for Market Regulation. For additional information, see our Current Report on Form 8-K filed with the SEC on April 24, 2019.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018 filed with the SEC on February 6, 2019 and our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 16, 2018. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of high-performance analog semiconductor solutions that enable next-generation communications infrastructure build-outs across a broad array of customers and applications, spanning radio frequency ("RF"), microwave, millimeterwave frequencies and lightwave spectrum-from “RF to light.” We help our customers, including some of the world’s leading communications infrastructure and aerospace and defense companies, solve complex challenges in areas including network capacity, signal coverage, energy efficiency and field reliability, utilizing our best-in-class team and broad portfolio of analog RF, microwave, millimeterwave and lightwave semiconductor solutions.
We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of over 5,000 standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across more than 60 product lines serving over 7,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, wireless basestations, high capacity optical networks, active antenna arrays, radar, magnetic resonance imaging systems ("MRI") and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and FTTx/PON; (2) Data Centers, enabled by our broad portfolio of photonic solutions and fiber optic applications; and (3) Industrial and Defense ("I&D"), which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications.
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeterwave and lightwave semiconductor solutions. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.
Periodically, we enter into non-product development and license contracts with certain customers. We generally recognize revenue from these contracts as services are provided based on the terms of the contract. Revenue is deferred for amounts billed or received prior to delivery of the services. Certain contracts may contain multiple performance obligations for which we allocate revenue to each performance obligation on a relative stand-alone selling price.
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
We expect our revenue in the Telecom market to be primarily driven by 5G, with continued upgrades and expansion of communications equipment to support the proliferation of mobile computing devices such as smartphones and tablets, increasing adoption of bandwidth rich services such as video on demand and cloud computing.
We expect our Data Center market to be driven by the rapid adoption of cloud-based services and the migration to an application centric architecture, which we expect will drive adoption of higher speed, 100G and higher speed optical and photonic wireless links.
We expect our revenue in the I&D market to be driven by the upgrading of radar and security systems and modern battlefield communications equipment and networks designed to improve situational awareness. Growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. We expect revenue in this market to be further supported by growth in applications for our multi-purpose catalog products.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	$128,465	$150,414	$279,154	$281,338
Cost of revenue (1)	71,135	84,813	145,199	154,784
Gross profit	$57,330	$65,601	$133,955	$126,554
Operating expenses:
Research and development (1)	42,361	41,596	85,885	83,246
Selling, general and administrative (1) (2)	41,998	39,287	84,518	76,922
Impairment charges (8)	—	6,575	—	6,575
Restructuring charges	3,182	1,539	8,160	6,200
Total operating expenses	$87,541	$88,997	$178,563	$172,943
Loss from operations	$(30,211)	$(23,396)	$(44,608)	$(46,389)
Other (expense) income
Warrant liability (expense) gain (3)	(1,607)	17,015	3,862	31,624
Interest expense	(9,402)	(7,970)	(18,175)	(15,209)
Other expense (4)	(4,440)	(4,139)	(9,010)	(4,133)
Total other (expense) income, net	$(15,449)	$4,906	$(23,323)	$12,282
Loss before income taxes	(45,660)	(18,490)	(67,931)	(34,107)
Income tax expense (benefit)	544	(3,024)	1,669	(1,671)
Loss from continuing operations	$(46,204)	$(15,466)	$(69,600)	$(32,436)
Loss from discontinued operations (5)	—	(18)	—	(5,617)
Net loss	$(46,204)	$(15,484)	$(69,600)	$(38,053)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
(a) Intangible amortization expense:
Cost of revenue	$7,883	$8,172	$15,935	$16,319
Selling, general and administrative	11,873	11,753	24,392	22,746
(b) Share-based compensation expense:
Cost of revenue	$841	$917	$1,514	$1,862
Research and development	1,200	2,976	4,022	6,637
Selling, general and administrative	6,035	1,457	11,813	6,843

(2) Includes specific litigation costs of $0.2 million incurred in the six months ended March 29, 2019, and $0.8 million and $1.5 million incurred in the three and six months ended March 30, 2018, respectively, primarily related to the GaN lawsuit against Infineon. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 for additional information.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.
(4) Includes $4.4 million and $9.0 million of losses for the three and six months ended March 29, 2019, respectively, and $4.1 million of losses for both the three and six months ended March 30, 2018, associated with our equity method investment based on our proportionate share of the losses of Compute. See Note 4 - Investments to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(5) See Note 3 - Divested Business and Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.4	56.4	52.0	55.0
Gross profit	44.6	43.6	48.0	45.0
Operating expenses:
Research and development	33.0	27.7	30.8	29.6
Selling, general and administrative	32.7	26.1	30.3	27.3
Impairment charges	—	4.4	—	2.3
Restructuring charges	2.5	1.0	2.9	2.2
Total operating expenses	68.1	59.2	64.0	61.5
Loss from operations	(23.5)	(15.6)	(16.0)	(16.5)
Other (expense) income
Warrant liability (expense) gain	(1.3)	11.3	1.4	11.2
Interest expense	(7.3)	(5.3)	(6.5)	(5.4)
Other expense	(3.5)	(2.8)	(3.2)	(1.5)
Total other (expense) income, net	(12.0)	3.3	(8.4)	4.4
Loss before income taxes	(35.5)	(12.3)	(24.3)	(12.1)
Income tax expense (benefit)	0.4	(2.0)	0.6	(0.6)
Loss from continuing operations	(36.0)	(10.3)	(24.9)	(11.5)
Loss from discontinued operations	—	—	—	(2.0)
Net loss	(36.0)%	(10.3)%	(24.9)%	(13.5)%
Comparison of the Three and Six Months Ended March 29, 2019 to the Three and Six Months Ended March 30, 2018
Revenue. Our revenue decreased by $21.9 million, or 14.6%, to $128.5 million for the three months ended March 29, 2019, from $150.4 million for the three months ended March 30, 2018. The decrease in revenue in the three and six months ended March 29, 2019 is further described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 29, 2019	March 30, 2018	% Change	March 29, 2019	March 30, 2018	% Change
Telecom	$47,337	$63,935	(26.0)%	$97,496	$119,384	(18.3)%
Data Center	30,657	42,597	(28.0)%	73,904	77,358	(4.5)%
Industrial & Defense	50,471	43,882	15.0%	107,754	84,596	27.4%
Total	$128,465	$150,414	(14.6)%	$279,154	$281,338	(0.8)%

Telecom	36.8%	42.5%		34.9%	42.4%
Data Center	23.9%	28.3%		26.5%	27.5%
Industrial & Defense	39.3%	29.2%		38.6%	30.1%
Total	100.0%	100.0%		100.0%	100.0%
In the three and six months ended March 29, 2019, our Telecom revenues decreased by $16.6 million, or 26.0%, and $21.9 million, or 18.3%, respectively, compared to the three and six months ended March 30, 2018. The decrease was primarily due to the May 2018 sale of our Japan-based long-range optical subassembly business (the "LR4 Business"), lower sales of carrier-based optical semiconductor products to our Asia customer base and lower sales of products targeting fiber to the home applications.

In the three and six months ended March 29, 2019, our Data Center market revenue decreased by $11.9 million, or 28.0%, and $3.5 million, or 4.5%, respectively, compared to the three and six months ended March 30, 2018. The decrease in the three and six months ended March 29, 2019 was primarily due to decreased revenue from sales of legacy optical products and lasers, partially offset by the recognition of $7.0 million associated with licensing.
In the three and six months ended March 29, 2019, our I&D market revenue increased by $6.6 million, or 15.0%, and $23.2 million, or 27.4%, compared to the three months ended March 30, 2018. The increase in the three and six months ended March 29, 2019 was primarily related to higher revenue from sales across the product portfolio.
Gross profit. Gross margin was 44.6% and 48.0% for the three and six months ended March 29, 2019, respectively, and 43.6% and 45.0% for the three and six months ended March 30, 2018, respectively. Gross profit was $57.3 million and $134.0 million for the three and six months ended March 29, 2019, respectively, and $65.6 million and $126.6 million for the three and six months ended March 30, 2018, respectively. Gross profit during the three and six months ended March 29, 2019 was primarily impacted by lower revenue, lower gross profit as a result of the May 2018 sale of our LR4 Business and higher inventory reserves associated with Data Center products, partially offset by the recognition of $7.0 million associated with licensing.
Research and development. Research and development expense increased by $0.8 million, or 1.8%, to $42.4 million, or 33.0% of our revenue, for the three months ended March 29, 2019, compared with $41.6 million, or 27.7% of our revenue, for the three months ended March 30, 2018. Research and development expense increased by $2.6 million, or 3.2%, to $85.9 million, or 30.8% of our revenue, for the six months ended March 29, 2019, compared with $83.2 million, or 29.6% of our revenue, for the six months ended March 30, 2018. Research and development expense has increased in the fiscal 2019 period primarily as a result of higher compensation-related costs and depreciation, as well as increased costs associated with Data Center-related initiatives.
Selling, general and administrative. Selling, general and administrative expense increased by $2.7 million, or 6.9%, to $42.0 million, or 32.7% of our revenue, for the three months ended March 29, 2019, compared with $39.3 million, or 26.1%, of our revenue, for the three months ended March 30, 2018. Selling, general and administrative expense increased by $7.6 million, or 9.9%, to $84.5 million, or 30.3%, of our revenue, for the six months ended March 29, 2019, compared with $76.9 million, or 27.3% of our revenue, for the six months ended March 30, 2018. Selling, general and administrative expense increased in the fiscal 2019 period primarily due to higher compensation-related costs and acquisition-related amortization and depreciation, partially offset by the sale of the LR4 Business.
Restructuring charges. Restructuring charges totaled $3.2 million and $1.5 million for the three months ended March 29, 2019 and March 30, 2018, respectively, and $8.2 million and $6.2 million for the six months ended March 29, 2019 and March 30, 2018, respectively. The restructuring charges during the three and six months ended March 29, 2019 are primarily related to employee-related and facility-related costs for the restructuring of our production facility in Ithaca, New York, as well as certain design facilities and activities. We expect to incur additional restructuring costs of approximately $0.5 million to $0.7 million during the remainder of fiscal year 2019 as we complete these restructuring actions. Restructuring charges during the three and six months ended March 30, 2018 were primarily related to our exit of facilities in Long Beach, California, Belfast, the United Kingdom and Sydney, Australia.
Warrant liability. Our warrant liability resulted in an expense of $1.6 million and a gain of $3.9 million for the three and six months ended March 29, 2019, respectively, compared to a gain of $17.0 million and $31.6 million for the three and six months ended March 30, 2018, respectively. The differences between periods were primarily driven by changes in the estimated fair value of common stock warrants we issued in December 2010, driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value.
Provision for income taxes. Income tax expense was $0.5 million for the three months ended March 29, 2019, compared to a benefit of $3.0 million for the three months ended March 30, 2018. Income tax expense was $1.7 million for the six months ended March 29, 2019, compared to a benefit of $1.7 million for the six months ended March 30, 2018. The income tax expense for the three and six months ended March 29, 2019 resulted primarily from income subject to tax in foreign jurisdictions. The income tax benefit for the three and six months ended March 30, 2018 resulted primarily from the partial release of our unrecognized tax benefits and discrete adjustments to our U.S. deferred tax liability.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 29, 2019, was primarily impacted by the continuation of a full valuation allowance against our U.S. deferred tax assets and income taxed in foreign jurisdictions at generally lower tax rates. The difference between the blended U.S. federal statutory tax rate of 24.5% and our effective tax rate for the three and six months ended March 30, 2018 was also primarily impacted by the continuation of a full valuation allowance against our U.S. deferred tax assets and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 16 - Income Taxes in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the six months ended March 29, 2019 and March 30, 2018, respectively (in thousands):

	March 29, 2019	March 30, 2018
Cash and cash equivalents, beginning of period	$94,676	$130,104
Net cash provided by operating activities	26,838	11,156
Net cash (used in) provided by investing activities	(23,479)	24,398
Net cash used in financing activities	(5,547)	(3,360)
Foreign currency effect on cash	189	397
Cash and cash equivalents, end of period	$92,677	$162,695
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended March 29, 2019 of $26.8 million consisted of a net loss of $69.6 million, plus cash provided by operating assets and liabilities of $11.4 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $85.1 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $55.5 million, share-based compensation expense of $17.3 million, loss on minority equity investments of $9.0 million and restructuring and impairment-related charges of $4.7 million, partially offset by a warrant liability gain of $3.9 million. In addition, cash provided by operating assets and liabilities was $11.4 million for the six months ended March 29, 2019, primarily driven by a decrease in accounts receivable of $10.0 million, an increase in accrued and other liabilities of $1.4 million and a decrease in inventories of $2.9 million, partially offset by a decrease in accounts payable of $4.1 million.
Our cash flow from operating activities for the six months ended March 30, 2018 of $11.2 million consisted of a net loss of $38.1 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $48.2 million and changes in operating assets and liabilities of $1.0 million. Adjustments to reconcile our net loss to cash provided by operating activities of $48.2 million primarily included depreciation and intangible amortization expense of $54.4 million, share-based compensation expense of $15.3 million and impairment charges of $9.1 million, partially offset by a warrant liability gain of $31.6 million and a change in the net value of assets and liabilities held for sale of $6.2 million. In addition, cash provided by operating assets and liabilities was $1.0 million for the six months ended March 30, 2018, primarily driven by a decrease in accounts receivable of $29.0 million, partially offset by decreases in accounts payable of $11.4 million, increases in inventory of $9.2 million, and decreases in accrued and other liabilities of $4.1 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the six months ended March 29, 2019 consisted primarily of purchases of $87.0 million of short-term investments and capital expenditures of $22.6 million, partially offset by proceeds of $86.4 million related to the sale of short-term investments.
Our cash flow from investing activities for the six months ended March 30, 2018 consisted primarily of proceeds of $77.9 million related to the sale of short term investments, partially offset by capital expenditures of $26.6 million, purchases of $21.6 million of short-term investments and a $5.0 million investment in a privately held company.
Cash Flow from Financing Activities
During the six months ended March 29, 2019, our cash used in financing activities of $5.5 million was primarily related to $3.4 million of payments on notes payable and $3.4 million in purchases of stock associated with employee tax withholdings, partially offset by $2.4 million of proceeds from stock option exercises and employee stock purchases.
During the six months ended March 30, 2018, our cash used by financing activities of $3.4 million was primarily related to $3.4 million of payments on notes payable and $3.8 million in purchases of stock associated with employee stock withholdings, partially offset by $3.3 million of proceeds from stock option exercises and employee stock purchases and $1.1 million of proceeds from the sale of our corporate headquarters facility.

Liquidity
As of March 29, 2019, we held $92.7 million of cash and cash equivalents, primarily deposited with financial institutions. Other than the undistributed earnings of our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary, the undistributed earnings of our other foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 29, 2019, cash held by our indefinitely reinvested foreign subsidiaries was $28.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of March 29, 2019, we also held $99.7 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our revolving credit facility (the "Revolving Facility").
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 29, 2019.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of March 29, 2019, we had $676.4 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 29, 2019.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018 filed with the SEC on February 6, 2019, and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018, as filed with the SEC on February 6, 2019, or as noted below.
We are subject to risks from our international sales and operations.
We have an active corporate development program and routinely evaluate potential acquisitions, investments, joint ventures and strategic alliances involving complementary technologies, design teams, products and companies. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, investments, joint ventures and strategic alliances, we will face numerous risks including:
•diversion of management’s attention from normal daily operations of our business;
•difficulties in entering markets where competitors have stronger market positions;

•
difficulties in improving and integrating the financial reporting capabilities and operating systems of any acquired operations, particularly foreign and formerly private operations, as needed to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	loss of any key personnel of any acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;
•maintaining customer, supplier or other favorable business relationships of acquired operations;

•	generating insufficient revenue from completed acquisitions, investments, joint ventures and strategic alliances to offset increased expenses associated with any abandoned or completed transactions;

•	acquiring material or unknown leasehold, environmental, regulatory, infringement, contractual or other liabilities associated with any acquired operations;
•litigation frequently associated with such transactions; and
•increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Our past transactions required or continue to require significant management time and attention relating to the transaction. Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment may also result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for transactions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Participation in joint ventures and strategic alliances may limit our ability to realize the full benefit of our technology to the extent that, as a result of such transaction, the future benefit of such technology is shared with our transaction partners. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In addition, as a result of the foregoing, we may not be able to successfully execute transactions in the future to the same extent as we have the in the past, if at all.
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
The success of our joint ventures and strategic alliances may be subject to significant uncertainty, and we may be substantially reliant upon our partner(s) for the commercial success of the opportunity.
The terms of any joint ventures or strategic alliances may subject us to significant uncertainty regarding the success of such transaction as we may be substantially reliant upon our partner(s) for the commercial success of the opportunity. In addition, any such transactions may also divert our financial resources and management’s attention from other important areas of our business. Furthermore, any failure of a transaction to satisfy customer expectations could adversely impact our own relationships with such customers and/or the reputation of our brand. If the transactions do not progress according to our expectations or anticipated timing, our business could be adversely affected and our investment in the transactions may not be successful. If the transactions are not successful, or not as successful as anticipated, we may also never realize the full, or any, benefit of royalty, milestone or other payment terms included in the transaction.
For example, in April 2019, we announced our entry into a share purchase agreement with Goertek (HongKong) Co., Limited (“Goertek”) in order to form, upon closing of the transaction, a joint venture for purposes of supplying, marketing and distributing Gallium-Nitride (“GaN”)-on-Silicon-based RF Power components into China’s 5G basestation market. We expect the transaction to close in the second half of calendar 2019, subject to certain closing conditions, some of which are beyond our control, including the receipt of anti-trust approval from China’s State Administration for Market Regulation. We cannot assure you that the conditions of the transaction will be satisfied or waived or that the transaction and the objectives thereof will be achieved on our anticipated timeframe or at all.
At closing, Goertek will acquire a controlling 51% interest in the joint venture, making us reliant on Goertek for the strategic decisions and operations of the joint venture. The viability and success of this joint venture is subject to significant uncertainty and can be adversely affected by many factors, including:

•	our limited control over the operations of the joint venture;

•	unforeseen changes in the business, macroeconomic, geopolitical or regulatory environment of the joint venture;

•	difficulties and delays in ramping production at the joint venture;

•	difficulties in transferring technology to the joint venture;

•	inability of our partner to meet its commitments to us or the joint venture;

•	failure to motivate and retain key employees of the joint venture;

•	disputes, or strategic differences in philosophy, strategy or goals, between the joint venture partners;

•	difficulties managing initial and ongoing governance and compliance activities of the joint venture; and

•	challenges in growing the joint venture’s business in a manner acceptable to each of the joint venture parties.
We are subject to risks from our international sales and operations.
We have operations in Europe and Asia and customers around the world. Furthermore, in April 2019, we entered into a definitive agreement with Goertek in order to form, upon closing of the transaction, a joint venture for purposes of supplying, marketing and distributing GaN-on-Silicon-based RF Power components into China’s 5G basestation market.
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
Changes in U.S. and international laws, accounting standards, export and import controls and trade policies or the enforcement of, or attempt to enforce, such laws, standards, controls and policies, particularly with regard to China, may adversely impact our business and operating results.
Our future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements, competition laws, trade laws, import and export restrictions, privacy laws and environmental laws in the U.S. and other countries.
The U.S. government has recently made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including recently-imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry and customers. Any unfavorable government policies on international trade, such as export and import controls, capital controls or tariffs, may affect the demand for our products and services, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new export or import controls, tariffs, legislation and/or regulations are implemented or if existing trade agreements are renegotiated, such changes could have an adverse effect on our business, financial condition and results of operations. In addition, proceedings to enforce, or the enforcement of, any laws, regulations and policies by the U.S. or other countries, and the resulting response to such actions, may have an adverse effect on our business, financial condition and results of operations.
Furthermore, in our proposed joint venture with Goertek, following the closing of the transaction, we will license to the joint venture certain of our GaN-on-Silicon-based technologies, but only to the extent that the technology is freely exportable to China. Changes in export and import controls laws and regulations, or the interpretation or applicability thereof, may restrict our ability to license to the joint venture such technology, which could have an adverse effect on the business of the joint venture and materially reduce the anticipated value of our investment therein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended March 29, 2019.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2018—January 25, 2019	—	$—	—	—
January 26, 2019—February 22, 2019	173,648	17.78	—	—
February 23, 2019—March 29, 2019	—	—	—	—
Total	173,648	$17.78	—	—

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 8, 2019	By:	/s/ John Croteau
John Croteau
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2019	By:	/s/ Conor Hegarty
Conor Hegarty
Principal Financial Officer and Principal Accounting Officer