Form 10-Q
period 2019-06-28
MACOM Technology Solutions Holdings, Inc.
filed 2019-08-06
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2019, there were 66,051,693 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 28, 2019	September 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$85,265	$94,676
Short-term investments	100,520	98,221
Accounts receivable (less allowances of $4,919 and $6,795, respectively)	68,084	97,375
Inventories	110,546	122,837
Income tax receivable	16,778	17,601
Assets held for sale	5,050	4,840
Prepaid and other current assets	26,846	23,311
Total current assets	$413,089	$458,861
Property and equipment, net	139,380	149,923
Goodwill	314,687	314,076
Intangible assets, net	193,758	512,785
Deferred income taxes	2,303	2,272
Other investments	27,157	31,094
Other long-term assets	13,953	13,484
TOTAL ASSETS	$1,104,327	$1,482,495
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of lease payable	$1,219	$467
Current portion of long-term debt	6,885	6,885
Accounts payable	38,849	41,951
Accrued liabilities	45,303	49,945
Deferred revenue	2,355	7,757
Total current liabilities	$94,611	$107,005
Lease payable, less current portion	28,848	29,023
Long-term debt, less current portion	656,046	658,372
Warrant liability	7,341	13,129
Deferred income taxes	455	389
Other long-term liabilities	18,031	5,902
Total liabilities	$805,332	$813,820
Stockholders’ equity:
Common stock	66	65
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	4,899	2,188
Additional paid-in capital	1,096,650	1,074,728
Accumulated deficit	(802,290)	(407,976)
Total stockholders’ equity	$298,995	$668,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,104,327	$1,482,495
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$108,306	$137,872	$387,460	$419,210
Cost of revenue	74,478	89,703	219,678	244,486
Gross profit	33,828	48,169	167,782	174,724
Operating expenses:
Research and development	42,708	48,240	128,593	131,487
Selling, general and administrative	41,920	42,471	126,437	119,393
Impairment charges	264,086	—	264,086	6,575
Restructuring charges	8,887	102	17,047	6,302
Total operating expenses	357,601	90,813	536,163	263,757
Loss from operations	(323,773)	(42,644)	(368,381)	(89,033)
Other (expense) income
Warrant liability gain (expense)	1,927	(6,728)	5,788	24,895
Interest expense, net	(8,967)	(8,039)	(27,142)	(23,249)
Other income (expense)	4,777	(37,281)	(4,233)	(41,413)
Total other expense, net	(2,263)	(52,048)	(25,587)	(39,767)
Loss before income taxes	(326,036)	(94,692)	(393,968)	(128,800)
Income tax (benefit) expense	(1,322)	(9,482)	346	(11,153)
Loss from continuing operations	(324,714)	(85,210)	(394,314)	(117,647)
Loss from discontinued operations	—	(220)	—	(5,837)
Net loss	$(324,714)	$(85,430)	$(394,314)	$(123,484)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(4.93)	$(1.31)	$(6.01)	$(1.82)
Loss from discontinued operations	—	0.00	—	(0.09)
Loss per share - basic	$(4.93)	$(1.32)	$(6.01)	$(1.91)
Diluted loss per share:
Loss from continuing operations	$(4.95)	$(1.31)	$(6.09)	$(2.19)
Loss from discontinued operations	—	0.00	—	(0.09)
Loss per share - diluted	$(4.95)	$(1.32)	$(6.09)	$(2.28)
Shares used:
Basic	65,858	64,920	65,555	64,598
Diluted	65,945	64,920	65,722	65,198
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net loss	$(324,714)	$(85,430)	$(394,314)	$(123,484)
Unrealized gain (loss) on short-term investments, net of tax	105	59	455	(455)
Foreign currency translation gain (loss), net of tax	996	(3,475)	2,256	1,235
Other comprehensive income (loss), net of tax	1,101	(3,416)	2,711	780
Total comprehensive loss	$(323,613)	$(88,846)	$(391,603)	$(122,704)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at March 29, 2019	65,723	$66	(23)	$(330)	$3,798	$1,091,067	$(477,576)	$617,025
Stock options exercises	11	—	—	—	—	22	—	22
Vesting of restricted common stock and units	87	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	265	—	—	—	—	3,193	—	3,193
Shares repurchased for tax withholdings on equity awards	(31)	—	—	—	—	(446)	—	(446)
Share-based compensation	—	—	—	—	—	2,814	—	2,814
Other comprehensive income, net of tax	—	—	—	—	1,101	—	—	1,101
Net loss	—	—	—	—	—	—	(324,714)	(324,714)
Balance at June 28, 2019	66,055	$66	(23)	$(330)	$4,899	$1,096,650	$(802,290)	$298,995

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Stock options exercises	23	—	—	—	—	46		46
Vesting of restricted common stock and units	632	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	421	—	—	—	—	5,585	—	5,585
Shares repurchased for tax withholdings on equity awards	(223)	—	—	—	—	(3,872)	—	(3,872)
Share-based compensation	—	—	—	—	—	20,163	—	20,163
Other comprehensive income, net of tax	—	—	—	—	2,711	—	—	2,711
Net loss	—	—	—	—	—	—	(394,314)	(394,314)
Balance at June 28, 2019	66,055	$66	(23)	$(330)	$4,899	$1,096,650	$(802,290)	$298,995

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at March 30, 2018	64,728	$65	(23)	$(330)	$7,173	$1,057,410	$(306,053)	$758,265
Stock option exercises	2	—	—	—	—	7	—	7
Vesting of restricted common stock and units	383	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	191	—	—	—	—	3,684	—	3,684
Shares repurchased for tax withholdings on equity awards	(122)	—	—	—	—	(2,827)	—	(2,827)
Share-based compensation	—	—	—	—	—	8,754	—	8,754
Other comprehensive loss, net of tax	—	—	—	—	(3,416)	—	—	(3,416)
Net loss	—	—	—	—	—	—	(85,430)	(85,430)
Balance at June 29, 2018	65,182	$65	(23)	$(330)	$3,757	$1,067,028	$(391,483)	$679,037

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock option exercises	22	—	—	—	—	65		65
Vesting of restricted common stock and units	883	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	305	—	—	—	—	6,879	—	6,879
Shares repurchased for tax withholdings on equity awards	(307)	—	—	—	—	(6,673)	—	(6,673)
Share-based compensation	—	—	—	—	—	24,095	—	24,095
Other comprehensive loss, net of tax	—	—	—	—	780	—	—	780
Net loss	—	—	—	—	—	—	(123,484)	(123,484)
Balance at June 29, 2018	65,182	$65	(23)	$(330)	$3,757	$1,067,028	$(391,483)	$679,037
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 28, 2019	June 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(394,314)	$(123,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangibles amortization	84,612	83,695
Share-based compensation	20,163	24,095
Warrant liability gain	(5,788)	(24,895)
Acquired inventory step-up amortization	—	224
Deferred financing cost amortization	3,046	3,572
Loss on disposition of business	—	34,046
Deferred income taxes	59	(8,502)
Restructuring and impairment related charges	272,873	9,143
Loss on minority equity investment	3,937	7,241
Changes in assets held for sale from discontinued operations	—	(6,266)
Other adjustments, net	395	936
Change in operating assets and liabilities:
Accounts receivable	29,291	34,769
Inventories	12,298	(1,617)
Prepaid expenses and other assets	1,350	(3,682)
Accounts payable	(3,888)	(11,049)
Accrued and other liabilities	3,164	(1,952)
Income taxes	1,079	(5,058)
Net cash provided by operating activities	28,277	11,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(375)	—
Purchases of property and equipment	(31,905)	(39,443)
Proceeds from sales and maturities of short-term investments	155,281	85,422
Purchases of short-term investments	(156,061)	(99,363)
Purchases of other investments	—	(5,000)
Sale of business and assets	—	5,000
Proceeds associated with discontinued operations	—	(263)
Net cash used in investing activities	(33,060)	(53,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	—	(505)
Proceeds from stock option exercises and employee stock purchases	5,631	6,944
Payments on notes payable	(5,163)	(5,163)
Payments of capital leases and assumed debt	(809)	(571)
Repurchase of common stock - tax withholdings on equity awards	(3,872)	(6,673)
Proceeds from financing obligation	—	4,000
Payments of contingent consideration and other	(579)	(478)
Net cash used in financing activities	(4,792)	(2,446)

Foreign currency effect on cash	164	41

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,411)	(44,836)
CASH AND CASH EQUIVALENTS — Beginning of period	$94,676	$130,104
CASH AND CASH EQUIVALENTS — End of period	$85,265	$85,268

See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of comprehensive loss, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2019 and 2018 include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first quarter.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
Our product revenue is recognized when the customer obtains control of the product or services, which generally occurs at a point in time, and is based on the contractual shipping terms of a contract. Non-product revenue is generally recognized over time. For each contract, the promise to transfer the control of the products or services, each of which is individually distinct, is considered to be the identified performance obligation. We provide an assurance type warranty which is not sold separately and does not represent a separate performance obligation. Therefore, we account for such warranties under ASC 460, Guarantees, and the estimated costs of warranty claims are generally accrued as cost of revenue in the period the related revenue is recorded.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant both at the date of adoption and as of June 28, 2019.
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
We adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on September 29, 2018. In February 2018, the FASB issued further amendments to this guidance. This update made amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revised an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
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
Pronouncements for Adoption in Subsequent Periods
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). The FASB subsequently issued several amendments and updates to the new leasing standard. The new standard increases transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, leases are classified as either operating or finance, based on criteria similar to current lease accounting, but without explicit bright lines. ASC 842 is effective for us as of September 28, 2019, and we intend to apply ASC 842 using the cumulative-effect adjustment on this date, with comparative periods presented in accordance with the previous guidance in ASC 840, Leases ("ASC 840"). We intend to use certain targeted transitional approaches that are intended to provide relief in implementing the new standards. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases under ASC 840. We are currently evaluating the impact that the adoption of ASC 842 will have on our consolidated financial statements. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over our lease population to identify any embedded leases with our vendors. We anticipate that due to this new accounting standard, we will recognize additional liabilities and corresponding assets related to our operating leases on our consolidated balance sheet.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	6/28/2019	6/29/2018	6/28/2019	6/29/2018
Revenue by Market:
Industrial & Defense	$46,809	$48,399	$154,563	$132,994
Data Center	17,614	38,911	91,518	116,269
Telecom	43,883	50,562	141,379	169,947
Total	$108,306	$137,872	$387,460	$419,210

	Three Months Ended		Nine Months Ended
	6/28/2019	6/29/2018	6/28/2019	6/29/2018
Revenue by Geographic Region:
United States	$52,340	$67,861	$185,172	$197,540
China	27,451	39,016	104,491	115,068
Asia Pacific, excluding China (1)	16,371	17,795	60,384	64,028
Other Countries (2)	12,144	13,200	37,413	42,574
Total	$108,306	$137,872	$387,460	$419,210

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand and the Philippines.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.
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
The following table presents the changes in contract liabilities during the nine months ended June 28, 2019 (in thousands):

	June 28, 2019	September 28, 2018	$ Change	% Change
Contract liabilities	$10,685	$7,757	$2,928	38%

As of June 28, 2019, approximately $8.3 million of our contract liabilities were recorded as other long-term liabilities on our balance sheet with the remainder recorded as deferred revenue. The increase in contract liabilities during the nine months ended June 28, 2019 was primarily from the deferral of revenue for funds received prior to when certain of our customers obtain control of the product or services, partially offset by the March 29, 2019 recognition of $7.0 million associated with a license contract.
During the three and nine months ended June 28, 2019, we recognized the following net sales as a result of changes in the contract liabilities balance (in thousands):

	Three Months Ended	Nine Months Ended
	June 28, 2019	June 28, 2019
Net revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$59	$7,640

3. DIVESTED BUSINESS AND DISCONTINUED OPERATIONS
Divested Business
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business (the “LR4 Business”), pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the “LR4 Agreement”). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions contemplated by the LR4 Agreement, provide us with the opportunity to supply components and pay us further amounts to be determined for inventory and fixed assets within 60 days of receipt of required Chinese government approvals. As of September 28, 2018, $7.4 million had been recorded as other current assets and $4.8 million had been recorded as assets held for sale, as the assets had not been transferred to the buyer as of September 28, 2018.
As a result of the transaction, during fiscal year 2018 we recorded a loss on disposal of $34.3 million associated with the LR4 Business as other expense, comprised of expected proceeds of $17.2 million, subject to receipt of required Chinese government approvals, less the carrying value of assets sold, primarily including customer relationship intangible assets of $27.7 million, inventory of $13.7 million, fixed assets of $7.6 million and goodwill of $2.6 million. The transaction did not meet the criteria of discontinued operations. We also entered into a transition services agreement (the "LR4 TSA") with the buyer, pursuant to which we agreed to incur up to $2.0 million of operating expenses for certain ongoing administrative services to support the buyer for up to six months after the closing of the transaction. During the three and nine months ended June 28, 2019, we have incurred no expenses associated with the LR4 TSA. During the three and nine months ended June 29, 2018, we incurred $0.4 million of expenses associated with the LR4 TSA.
As of June 28, 2019, we have $14.0 million of receivables, net of a $0.3 million reserve, associated with the LR4 Agreement recorded as other current assets, which includes $11.9 million of additional consideration, net of tax, and $1.5 million associated with the LR4 TSA.
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
We also entered into a transition services agreement (the "Compute TSA"), pursuant to which we agreed to perform certain primarily general and administrative functions on Compute's behalf during a migration period and for which we are reimbursed for costs incurred. During the three months ended June 28, 2019, we received no reimbursements under the Compute TSA. During the nine months ended June 28, 2019, we received $0.1 million of reimbursements under the Compute TSA, which was recorded as a reduction of our general and administrative expenses. During the three and nine months ended June 29, 2018, we received $1.0 million and $3.5 million, respectively, of reimbursements under the Compute TSA.

The accompanying consolidated statements of operations include the following operating results related to these discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	June 29, 2018	June 29, 2018
Revenue	$—	$—
Cost of revenue	—	(596)
Gross profit	—	596
Operating expenses:
Research and development	175	4,873
Selling, general and administrative	45	1,560
Total operating expenses	220	6,433
Loss from operations	(220)	(5,837)
Loss before income taxes	(220)	(5,837)
Income tax provision	—	—
Loss from discontinued operations	$(220)	$(5,837)

Cash flow from operating activities	(29)	(10,356)

4. INVESTMENTS
Our short-term investments are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type as of June 28, 2019 and September 28, 2018 are summarized in the tables below (in thousands):

	June 28, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,235	$128	$(120)	$29,243
Commercial paper	71,306	4	(33)	71,277
Total short-term investments	$100,541	$132	$(153)	$100,520

	September 28, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$28,731	$—	$(460)	$28,271
Commercial paper	69,966	—	(16)	69,950
Total short-term investments	$98,697	$—	$(476)	$98,221

The contractual maturities of available-for-sale investments were as follows (in thousands):

	June 28, 2019	September 28, 2018
Less than 1 year	$73,078	$70,200
Over 1 year	27,442	28,021
Total short-term investments	$100,520	$98,221

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Other Investments— As of June 28, 2019, we held two non-marketable equity investments classified as other long-term investments.
One of these is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820 we have elected to account for this investment at cost less any impairment. As of June 28, 2019 and September 28, 2018, the cost of this investment was $5.0 million. We evaluate this investment for impairment at each balance sheet date, and through June 28, 2019, no impairment has been recorded for this investment.
In addition, we have a minority investment of less than 20.0% in the outstanding equity of Compute that was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017. We contributed net assets valued at approximately $36.5 million in exchange for this equity interest. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute, as well as any changes in Compute's equity, utilizing the equity method. During the three and nine months ended June 28, 2019 we recorded income of $5.0 million and losses of $3.9 million, respectively, associated with this investment as other income (expense) in our consolidated statements of operations. During the three and nine months ended June 29, 2018, we recorded losses of $3.1 million and $7.2 million, respectively, associated with this investment. As of June 28, 2019 and September 28, 2018, the carrying value of this investment was $22.2 million and $26.1 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 28, 2019.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 28, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$241	$241	$—	$—
Commercial paper	71,277	—	71,277	—
Corporate bonds	29,243	—	29,243	—
Total assets measured at fair value	$100,761	$241	$100,520	$—
Liabilities
Common stock warrant liability	7,341	—	—	7,341
Total liabilities measured at fair value	$7,341	$—	$—	$7,341

	September 28, 2018
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$253	$253	$—	$—
Commercial paper	69,950	—	69,950	—
Corporate bonds	28,271	—	28,271	—
Total assets measured at fair value	$98,474	$253	$98,221	$—
Liabilities
Contingent consideration	$585	$—	$—	$585
Common stock warrant liability	13,129	—	—	13,129
Total liabilities measured at fair value	$13,714	$—	$—	$13,714

As of June 28, 2019 and September 28, 2018, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.
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
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	June 28, 2019	September 28, 2018
Contingent consideration	Discounted cash flow	Discount rate	N/A	9.2%
		Probability of achievement	N/A	90%
		Timing of cash flows	N/A	1 month

Warrant liability	Black-Scholes model	Volatility	73.4%	60.7%
		Discount rate	1.84%	2.81%
		Expected life	1.5 years	2.2 years
		Exercise price	$14.05	$14.05
		Stock price	$15.13	$20.60
		Dividend rate	—%	—%

The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	June 28, 2019
Contingent consideration	$585	$65	$—	$(650)	$—
Common stock warrant liability	$13,129	$(5,788)	$—	$—	$7,341

	September 29, 2017	Net Realized/Unrealized Gains Included in Earnings	Purchases and Issuances	Sales and Settlements	June 29, 2018
Contingent consideration	$1,679	$(469)	$—	$(700)	$510
Common stock warrant liability	$40,775	$(24,895)	$—	$—	$15,880

6. INVENTORIES
Inventories, consist of the following (in thousands):

	June 28, 2019	September 28, 2018
Raw materials	$60,958	$71,408
Work-in-process	13,949	13,466
Finished goods	35,639	37,963
Total inventory, net	$110,546	$122,837
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	June 28, 2019	September 28, 2018
Construction in process	$29,288	$49,661
Machinery and equipment	172,934	174,638
Leasehold improvements	13,449	14,984
Furniture and fixtures	3,683	2,306
Computer equipment and software	18,616	17,317
Capital lease assets	47,096	19,380
Total property and equipment	$285,066	$278,286
Less accumulated depreciation and amortization	(145,686)	(128,363)
Property and equipment, net	$139,380	$149,923

Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended June 28, 2019 was $7.3 million and $22.4 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the three and nine months ended June 29, 2018 was $7.7 million and $23.0 million, respectively. Accumulated depreciation on capital lease assets as of June 28, 2019 and September 28, 2018 was $4.7 million and $3.2 million, respectively.
During the three months ended June 28, 2019, we entered into a plan to sell certain equipment with a net carrying value of $5.1 million. As of June 28, 2019, the assets had not yet been sold and are recorded as assets held for sale. During July 2019, we completed the sale of these assets and did not incur a gain or loss on the sale.
8. DEBT
As of June 28, 2019, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA ("Goldman Sachs"), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of June 28, 2019, the Credit Agreement consisted of term loans with an aggregate principal amount of $700.0 million (“Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the "Revolving Facility"). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of June 28, 2019, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$674,693	2.44%	2.25%	4.69%

As of June 28, 2019, approximately $8.7 million of deferred financing costs remain unamortized, of which $8.0 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying consolidated balance sheet, and $0.7 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying consolidated balance sheet.

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
As of June 28, 2019, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of June 28, 2019, the following remained outstanding on the Term Loans (in thousands):

Principal balance	$674,693
Unamortized discount	(3,717)
Unamortized deferred financing costs	(8,045)
Total term loans	$662,931
Current portion	6,885
Long-term, less current portion	$656,046

As of June 28, 2019, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

2019 (remainder of fiscal year)	$1,722
2020	6,885
2021	6,885
2022	6,885
2023	6,885
Thereafter	645,431
Total	$674,693

The fair value of the Term Loans was estimated to be approximately $602.2 million as of June 28, 2019, and was determined using Level 2 inputs, including a quoted rate from a bank.
9. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On December 28, 2016, we entered into three lease agreements including: (1) a 20 year leaseback of a facility located at 100 Chelmsford Street, (2) a 20 year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility located at 144 Chelmsford Street, and (3) a 14 year building lease renewal of an adjacent facility at 121 Hale Street (collectively, the “Lowell Leases”). We account for the Lowell Leases as a single unit of accounting under the financing method. As of October 1, 2018, the construction of the facility at 144 Chelmsford Street was completed, the building was placed in service and the associated lease term commenced.
We calculated a lease obligation based on the future minimum lease payments discounted at 7.2% as of October 1, 2018. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the lease obligation. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives. As of June 28, 2019 and September 28, 2018, the outstanding lease obligations associated with the Lowell Leases included in leases payable in the consolidated balance sheets, were $28.3 million and $28.3 million, respectively.
Additionally, we have certain capital equipment lease obligations, of which $1.9 million and $1.2 million was outstanding as of June 28, 2019 and September 28, 2018, respectively.

As of June 28, 2019, future minimum payments under capital lease obligations were as follows (in thousands):

Fiscal year ending:	Amount
2019 (remainder of fiscal year)	$847
2020	3,384
2021	3,304
2022	2,661
2023	2,563
Thereafter	42,247
Total minimum capital lease payments	55,006
Less amount representing interest	(26,433)
Present value of net minimum capital lease payments	$28,573

10. IMPAIRMENTS
During the fiscal quarter ended June 28, 2019, we initiated a plan to strategically realign, streamline and improve our operations, including reducing our workforce and exiting certain product offerings and research and development facilities. See Note 15 - Restructurings, for additional information about the June 2019 restructuring plan. These activities led us to reassess our previous estimates for expected future revenue growth. We performed impairment analyses to determine whether our goodwill and long-lived assets, comprised of definite-lived intangible assets and property, plant and equipment, were recoverable. Based on the estimated undiscounted cash flow assessment for long-lived assets, we determined that for an asset group, the cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, we recorded impairment charges of $217.5 million and $33.2 million to our customer relationship intangible assets and technology intangible assets, respectively, in the fiscal quarter ended June 28, 2019, based on the difference between the fair value and the carrying value of the long-lived assets. We will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of its property, plant and equipment.
Additionally, in connection with the June 2019 restructuring plan, we determined that certain intangible assets would be abandoned and would not have a future benefit. Accordingly, we recorded impairment charges of $2.4 million and $3.9 million to our customer relationship intangible assets and technology intangible assets, respectively, during the quarter ended June 28, 2019.
During the three months ended June 28, 2019, we determined that an asset recorded as construction in process would not be able to be placed in service as a productive asset, and therefore had no fair value. Accordingly, we recorded an impairment charge of $7.1 million for this asset during the three months ended June 28, 2019.
During the nine months ended June 29, 2018, we recorded impairment charges of $6.6 million related to property and equipment and other assets designated for future use with one of our customers, Zhongxing Telecommunications Equipment Corporation ("ZTE").
See Note 15 - Restructurings for information related to property and equipment impaired as part of our restructuring actions.
11. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of revenue	$8,139	$8,594	$24,074	$24,913
Selling, general and administrative	13,723	13,081	38,115	35,827
Total	$21,862	$21,675	$62,189	$60,740

Intangible assets consist of the following (in thousands):

	June 28, 2019	September 28, 2018
Acquired technology	$179,682	$251,673
Customer relationships	245,870	518,234
Trade name	3,400	3,400
Total	$428,952	$773,307
Less accumulated amortization	(235,194)	(260,522)
Intangible assets — net	$193,758	$512,785

Our trade name is an indefinite-lived intangible asset.
A summary of the activity in intangible assets and goodwill, which includes the impairment of $344.6 million of gross intangible assets, is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 28, 2018	$773,307	$251,673	$518,234	$3,400	$314,076
Currency translation adjustment	270	270	—	—	611
Impairments of intangible assets	(344,625)	(72,261)	(272,364)	—	—
Balance at June 28, 2019	$428,952	$179,682	$245,870	$3,400	$314,687

In connection with the impairment of certain customer relationships and acquired technology intangible assets, we revised the useful lives of these intangible assets to reflect the estimated period over which these assets are expected to contribute to future cash flows. As of June 28, 2019, the weighted-average amortization periods for our customer relationships and acquired technology are 9 years and 7 years, respectively. See Note 10 - Impairments, for additional information related to the impairment of our intangible assets.
As of June 28, 2019, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2019 Remaining	2020	2021	2022	2023	Thereafter	Total
Amortization expense	$12,530	50,330	46,213	33,433	26,048	21,804	$190,358

Accumulated amortization for acquired technology and customer relationships were $129.1 million and $106.1 million, respectively, as of June 28, 2019, and $140.0 million and $120.5 million, respectively, as of September 28, 2018.
12. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 28, 2019 and September 28, 2018, respectively.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire on December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of June 28, 2019, no exercise of the warrants had occurred, and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 5 - Fair Value for additional information related to the fair value of our warrant liability.

13. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Loss from continuing operations	$(324,714)	$(85,210)	$(394,314)	$(117,647)
Loss from discontinued operations	—	(220)	—	(5,837)
Net loss	$(324,714)	$(85,430)	$(394,314)	$(123,484)
Warrant liability gain	(1,927)	—	(5,788)	(24,895)
Net loss attributable to common stockholders	$(326,641)	$(85,430)	$(400,102)	$(148,379)
Denominator:
Weighted average common shares outstanding-basic	65,858	64,920	65,555	64,598
Dilutive effect of warrants	87	—	166	600
Weighted average common shares outstanding-diluted	65,945	$64,920	$65,722	$65,198
Loss per share-basic:
Continuing operations	$(4.93)	$(1.31)	$(6.01)	$(1.82)
Discontinued operations	0.00	0.00	0.00	(0.09)
Net loss to common stock holders per share-basic	$(4.93)	$(1.32)	$(6.01)	$(1.91)
Loss per share-diluted:
Continuing operations	$(4.95)	$(1.31)	$(6.09)	$(2.19)
Discontinued operations	0.00	0.00	0.00	(0.09)
Net loss to common stock holders per share-diluted	$(4.95)	$(1.32)	$(6.09)	$(2.28)

As of June 28, 2019, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During the three and nine months ended June 28, 2019 and the nine months ended June 29, 2018, we recorded $1.9 million, $5.8 million and $24.9 million of warrant gains, respectively, associated with adjusting the fair value of the warrants in the consolidated statements of operations primarily as a result of changes in our stock price. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock. During the three and nine months ended June 28, 2019 and the nine months ended June 29, 2018, we adjusted the numerator by the warrant gains of $1.9 million, $5.8 million and $24.9 million, respectively, and the denominator by the incremental shares of 86,746, 166,318 and 600,192, respectively, under the treasury stock method. The table above excludes the effects of 80,046 and 129,599 shares for the three and nine months ended June 28, 2019, respectively, and 724,886 and 422,584 shares for the three and nine months ended June 29, 2018, respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive.

14. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended June 28, 2019.
15. RESTRUCTURINGS
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
The following is a summary of the restructuring charges incurred for the three and nine months ended June 28, 2019 and June 29, 2018 under these restructuring plans (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Employee related expenses	$5,135	$4	$6,742	$2,796
Facility related expenses	3,752	98	10,305	3,506
Total restructuring charges	$8,887	$102	$17,047	$6,302

The following is a summary of the costs incurred for the nine months ended June 28, 2019 (in thousands):

Balance as of September 28, 2018	$89
Current period expense	17,047
Charges paid/settled	(11,956)
Balance as of June 28, 2019	$5,180

Long Beach, Belfast and Sydney Plan
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure and close our facility in Long Beach, California and to close our facilities in Belfast, United Kingdom and Sydney, Australia. The operations from the Long Beach facility were consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities were closed as we discontinued certain product development activities that were performed in those locations. This action is complete, and no further costs will be incurred.
Ithaca Plan
During the fiscal quarter ended September 28, 2018, we initiated a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York. For these facilities, we incurred restructuring charges of $0.2 million in the three months ended June 28, 2019, including $0.1 million of employee-related costs. We incurred $5.5 million in the nine months ended June 28, 2019, including $1.5 million of employee-related costs and $4.0 million of facility-related costs. We do not expect to incur material restructuring costs during the remainder of fiscal year 2019 as we complete this restructuring action.
Design Facilities Plan
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities. We incurred restructuring reimbursements and charges of $(0.3) million and $2.5 million in the three and nine months ended June 28, 2019, respectively, under this plan. We do not expect to incur material restructuring costs during the remainder of fiscal year 2019 as we complete this restructuring action.

2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees and exiting seven development facilities in France, Japan, the Netherlands, Florida, Massachusetts, New Jersey and Rhode Island. Additionally, we will no longer invest in the design and development of optical modules and subsystems for Data Center applications. We incurred restructuring charges of $9.0 million in the three months ended June 28, 2019 under this plan, including $4.9 million of employee-related costs, $4.0 million of impairment expense for fixed assets that will be disposed of and $0.1 million of other costs. We expect to incur restructuring costs of approximately $2.9 million to $3.9 million through fiscal year 2020 as we complete this restructuring action, including approximately $2.2 million of employee-related costs and $1.7 million of facility-related costs.
16. SHARE-BASED COMPENSATION
Stock Plans
As of June 28, 2019, we had 14.7 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 3.4 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of June 28, 2019 are subject to accelerated vesting upon a change in control of the Company.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended June 28, 2019 and June 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of revenue	$651	$1,019	$2,165	$2,881
Research and development	2,517	3,785	6,540	10,422
Selling, general and administrative	(353)	3,950	11,458	10,792
Total share-based compensation expense	$2,815	$8,754	$20,163	$24,095

During the three months ended June 28, 2019, we assessed the potential vesting of the outstanding PRSU awards against the performance conditions. Based on this analysis, we determined that the probability of achieving certain performance conditions was lower than previously expected. As such, we reduced the estimated share-based compensation associated with these awards, which resulted in a cumulative adjustment of $4.7 million for these awards.
As of June 28, 2019, the total unrecognized compensation costs related to ISOs, RSAs and RSUs, including awards with time-based and performance-based vesting was $62.7 million, which we expect to recognize over a weighted-average period of 3.0 years. As of June 28, 2019, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.1 million.

Stock Options
A summary of stock option activity for the nine months ended June 28, 2019 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 28, 2018	1,408	$32.05
Granted	585	15.44
Exercised	(23)	2.00
Forfeited, canceled or expired	(1,207)	35.43
Options outstanding - June 28, 2019	763	$14.86	4.30	$892
Options vested and expected to vest - June 28, 2019	763	14.86	4.30	892
Options exercisable - June 28, 2019	188	$13.11	1.50	$706

Aggregate intrinsic value represents the difference between our closing stock price on June 28, 2019 and the exercise price of outstanding, in-the-money options. During the nine months ended June 28, 2019, there were 22,795 options exercised. The total intrinsic value of options exercised was $0.1 million and $0.3 million for the three and nine months ended June 28, 2019, respectively, and $0.7 million for the nine months ended June 29, 2018. There were no stock options exercised in the three months ended June 29, 2018.
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
We granted 585,000 market-based stock options during the nine months ended June 28, 2019, at a weighted average grant date fair value of $7.47 per share, or $4.4 million. These options have a weighted average exercise price of $15.44.
These non-qualified stock options with market based vesting conditions were valued using a Monte Carlo simulation model. The weighted average Monte Carlo input assumptions used for calculating the fair value of these market-based stock options are as follows:

Nine Months Ended
June 28, 2019
Risk-free interest rate	2.8%
Expected term (years)	3.91
Expected volatility rate	51.9%
Target price	$53.87

During the nine months ended June 28, 2019, we canceled 1,122,500 performance-based stock options with a concurrent grant of 748,328 PRSUs for 13 employees, which was accounted for as a modification. The incremental compensation cost resulting from the modification was $8.2 million, and will be recognized as share-based compensation expense over the requisite service period of three years for the new PRSU awards.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSAs, RSUs and PRSUs activity for the nine months ended June 28, 2019 is as follows:

	Number of RSAs, RSUs and PRSUs (in thousands)	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 28, 2018	1,872	$34.15	$38,452
Granted	2,916	18.18
Vested and released	(632)	35.43
Forfeited, canceled or expired	(743)	27.37
Balance at June 28, 2019	3,413	$21.74	$51,646

RSAs, RSUs and PRSUs that vested during the nine months ended June 28, 2019 and June 29, 2018 had fair value of $10.9 million and $19.2 million, respectively, as of the vesting date.
We granted 200,000 market-based PRSUs during the three months ended June 28, 2019, at a weighted average grant date fair value of $17.65 per share, or $3.5 million. These awards were valued using a Monte Carlo simulation model subject to vesting based on the total shareholder return of our underlying public stock in comparison to a peer group of companies in the Nasdaq Composite Index. Share-based compensation expense is recognized based on the grant date fair value of the awards of $3.5 million subject to the market condition. If the required service period is not met for these awards, then the share-based compensation expense would be reversed. The Monte Carlo input assumptions used for calculating the fair value of these market-based performance RSUs are as follows:

Nine Months Ended
June 28, 2019
Risk free interest rate	1.9%
Years to maturity	3.33
Expected volatility rate	61.5%

17. INCOME TAXES
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
Income tax expense was $0.3 million for the nine months ended June 28, 2019, compared to a benefit of $11.2 million for the nine months ended June 29, 2018. The difference between the U.S. federal statutory income tax rate of 21% for the three and nine months ended June 28, 2019 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. The difference between the blended U.S. federal statutory income tax rate of 24.5% for the three and nine months ended months ended June 29, 2018 and our effective income tax rate was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss initially incurred over the three-year period ended March 31, 2017, which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the three-year period ended June 28, 2019 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
All earnings of foreign subsidiaries, other than our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary (“Cayman Islands subsidiary”), are considered indefinitely reinvested for the periods presented. During the three months ended March 29, 2019, we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested. During the fiscal quarter ended June 28, 2019, we finalized our fiscal 2018 tax return, including the calculation of the one-time deemed repatriation of gross foreign earnings and profits, totaling $156.8 million, which resulted in approximately $86.7 million in U.S. taxable income for the year ended September 28, 2018. As we have recorded a full valuation allowance for this period, the adjusted one-time deemed repatriation will continue to have no impact on our tax expense. The actual tax loss for the year ended September 28, 2018 has fully offset this one-time deemed repatriation of taxable income resulting in no additional cash tax payments.
The balance of the unrecognized tax benefits as of June 28, 2019 and September 28, 2018 was $1.0 million and $0.3 million, respectively. The increase of $0.7 million in unrecognized tax benefits during the nine months ended June 28, 2019 was all recognized during the fiscal quarter ended December 28, 2018 and resulted from finalizing the transition tax impact relating to the one-time deemed repatriation of gross foreign earnings and profits for the year ended September 28, 2018. In finalizing the transition tax, we identified certain tax accounting method changes that were required to compute the correct transition tax, yet the tax law prohibited adopting these methods without filing for and receiving Internal Revenue Service ("IRS") permission to change our method. The increase in transition tax related to these non-automatic method changes requiring IRS approval was $0.7 million and represents the increase in our FIN 48 reserve balance to $1.0 million as of December 28, 2018 and June 28, 2019. Out of the total reserve balance of $1.0 million, $0.3 million, if recognized, will reduce income tax expense.
It is also our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended June 28, 2019 and September 28, 2018, we did not make any accrual or payment of interest and penalties due to our net operating loss carryforward position within the U.S.
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
18. RELATED PARTY TRANSACTIONS
Cadence Design Systems, Inc. ("Cadence") provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our board of directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and served as a Senior Advisor to Cadence until March 31, 2018. During the nine months ended June 29, 2018 we made payments to Cadence of $4.1 million subsequent to Mr. Ribar joining our board of directors and prior to March 31, 2018.
19. SUPPLEMENTAL CASH FLOW INFORMATION
As of June 28, 2019 and June 29, 2018, we had $6.2 million and $2.8 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the nine months ended June 28, 2019 and June 29, 2018, we capitalized $1.5 million and $16.5 million, respectively, of net construction costs relating to the 144 Chelmsford Street facility, of which $0.3 million and $10.8 million, respectively, were accounted for as a non-cash transaction as the costs were paid by the developer.
During the nine months ended June 28, 2019, we capitalized an additional $1.5 million of equipment under capital leases, which were accounted for as non-cash transactions. During the nine months ended June 29, 2018, no additional capital leases were recorded.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Nine Months Ended
	June 28, 2019	June 29, 2018
Cash paid for interest	$25,675	$21,804
Cash (refunded) paid for income taxes	$(1,713)	$3,435

20. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating loss. We are currently evaluating our internal reporting structure and the potential impact of any changes on our segment reporting.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about our long-lived assets in different geographic regions is presented below (in thousands):

	As of
Long-Lived Assets by Geographic Region	June 28, 2019	September 28, 2018
United States	$114,326	$122,888
Asia Pacific (1)	16,820	24,702
Other Countries (2)	8,234	2,333
Total	$139,380	$149,923

(1)	Asia Pacific represents Taiwan, India, Japan, Thailand, South Korea, Singapore, Malaysia, the Philippines, Vietnam and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Customer A	17%	14%	15%	12%

Accounts Receivable	June 28, 2019	September 28, 2018
Customer A	23%	19%
Customer B	13%	26%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. For the three and nine months ended June 28, 2019, our top ten customers represented 54% and 54%, respectively, of total revenue, and for the three and nine months ended June 29, 2018, our top ten customers represented 59% and 55% of total revenue, respectively.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019 filed with the SEC on May 8, 2019, our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018 filed with the SEC on February 6, 2019, and our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 16, 2018. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
MACOM designs and manufactures semiconductor products for Data Center, Telecommunications and Industrial and Defense ("I&D") applications. Headquartered in Lowell, Massachusetts, MACOM has more than 65 years of application expertise, with silicon, gallium arsenide and indium phosphide fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. MACOM is certified to the ISO9001 international quality standard and ISO14001 environmental management standard.
We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), power pallets and transistors, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 8,000 customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, wireless basestations, high capacity optical networks, active antenna arrays, radar, magnetic resonance imaging systems ("MRI") and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and FTTx/PON; (2) Data Centers, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications.
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeterwave and lightwave products. MACOM sells and distributes products globally via a sales channel comprised of a direct field sales force, authorized sales representatives and distribution representatives. Our sales team is trained across all of our products to give our customers insights into our entire portfolio.
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

•
introducing new products through internal development with market reception that command higher prices based on the application of advanced technologies, added features, higher levels of integration and improved performance; and

•	continued growth in the market for high-performance analog and optical semiconductors in our three primary markets in particular.

Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: Telecom, Data Center and I&D. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from our strength in these markets.
We expect our revenue in the Telecom market to be driven by 5G, with continued upgrades and expansion of communications equipment to support mobile computing devices such as smartphones and tablets, increasing adoption of bandwidth rich services.
We expect our revenue in the Data Center market to be driven by the adoption of cloud-based components and the migration to an application centric architecture, which we expect will drive adoption of higher speed, 100G and higher speed optical and photonic wireless links.
We expect our revenue in the I&D market to be driven by the broad product portfolio we offer that services applications such as test and measurement, satellite communications, civil and military radar, industrial, scientific and medical applications. Growth in this market is subject to changes in governmental programs and budget funding, which is difficult to predict. We expect revenue in this market to be further supported by growth in applications for our multi-market catalog products.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$108,306	$137,872	$387,460	$419,210
Cost of revenue (1) (2)	74,478	89,703	219,678	244,486
Gross profit	$33,828	$48,169	$167,782	$174,724
Operating expenses:
Research and development (1)	42,708	48,240	128,593	131,487
Selling, general and administrative (1) (3)	41,920	42,471	126,437	119,393
Impairment charges (2)	264,086	—	264,086	6,575
Restructuring charges (4)	8,887	102	17,047	6,302
Total operating expenses	$357,601	$90,813	$536,163	$263,757
Loss from operations	$(323,773)	$(42,644)	$(368,381)	$(89,033)
Other (expense) income
Warrant liability gain (expense) (5)	1,927	(6,728)	5,788	24,895
Interest expense	(8,967)	(8,039)	(27,142)	(23,249)
Other expense (6)	4,777	(37,281)	(4,233)	(41,413)
Total other expense, net	$(2,263)	$(52,048)	$(25,587)	$(39,767)
Loss before income taxes	(326,036)	(94,692)	(393,968)	(128,800)
Income tax (benefit) expense	(1,322)	(9,482)	346	(11,153)
Loss from continuing operations	$(324,714)	$(85,210)	$(394,314)	$(117,647)
Loss from discontinued operations (7)	—	(220)	—	(5,837)
Net loss	$(324,714)	$(85,430)	$(394,314)	$(123,484)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
(a) Intangible amortization expense:
Cost of revenue	$8,139	$8,594	$24,074	$24,913
Selling, general and administrative	13,723	13,081	38,115	35,827
(b) Share-based compensation expense:
Cost of revenue	$651	$1,019	$2,165	$2,881
Research and development	2,517	3,785	6,540	10,422
Selling, general and administrative	(353)	3,950	11,458	10,792

(2) The three and nine months ended June 28, 2019 include impairment charges of $264.1 million for impairment of customer relationship and acquired technology intangible assets as well as equipment. The nine months ended June 29, 2018 includes impairment and inventory charges of $6.6 million and $2.5 million, respectively, related to property and equipment, other assets and inventory designated for future use with one of our customers, Zhongxing Telecommunications Equipment Corporation ("ZTE"), as well as inventory charges of $16.2 million associated with certain production and product line exits during the three months ended June 29, 2018.
(3) Includes specific litigation costs of $0.2 million incurred in the nine months ended June 28, 2019, and $1.0 million and $2.5 million incurred in the three and nine months ended June 29, 2018, respectively, primarily related to a now settled lawsuit against Infineon Technologies Americas Corporation and Infineon Technologies AG. See Note 14 - Commitments and Contingencies to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 for additional information.
(4) See Note 15 - Restructurings for additional information.
(5) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(6) Includes $5.0 million of income and $3.9 million of losses for the three and nine months ended June 28, 2019, respectively, and $3.1 million and $7.2 million of losses for the three and nine months ended June 29, 2018, respectively, associated with our equity method investment. See Note 4 - Investments to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(7) See Note 3 - Divested Business and Discontinued Operations to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.8	65.1	56.7	58.3
Gross profit	31.2	34.9	43.3	41.7
Operating expenses:
Research and development	39.4	35.0	33.2	31.4
Selling, general and administrative	38.7	30.8	32.6	28.5
Impairment charges	243.8	—	68.2	1.6
Restructuring charges	8.2	0.1	4.4	1.5
Total operating expenses	330.2	65.9	138.4	62.9
Loss from operations	(298.9)	(30.9)	(95.1)	(21.2)
Other (expense) income
Warrant liability gain (expense)	1.8	(4.9)	1.5	5.9
Interest expense	(8.3)	(5.8)	(7.0)	(5.5)
Other income (expense)	4.4	(27.0)	(1.1)	(9.9)
Total other expense, net	(2.1)	(37.8)	(6.6)	(9.5)
Loss before income taxes	(301.0)	(68.7)	(101.7)	(30.7)
Income tax (benefit) expense	(1.2)	(6.9)	0.1	(2.7)
Loss from continuing operations	(299.8)	(61.8)	(101.8)	(28.1)
Loss from discontinued operations	—	(0.2)	—	(1.4)
Net loss	(299.8)%	(62.0)%	(101.8)%	(29.5)%
Comparison of the Three and Nine Months Ended June 28, 2019 to the Three and Nine Months Ended June 29, 2018
Revenue. Our revenue decreased by $29.6 million, or 21.4%, to $108.3 million for the three months ended June 28, 2019, from $137.9 million for the three months ended June 29, 2018. The decrease in revenue in the three and nine months ended June 28, 2019 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 28, 2019	June 29, 2018	% Change	June 28, 2019	June 29, 2018	% Change
Telecom	$43,883	$50,562	(13.2)%	$141,379	$169,947	(16.8)%
Data Center	17,614	38,911	(54.7)%	91,518	116,269	(21.3)%
Industrial & Defense	46,809	48,399	(3.3)%	154,563	132,994	16.2%
Total	$108,306	$137,872	(21.4)%	$387,460	$419,210	(7.6)%

Telecom	40.5%	36.7%		36.5%	40.5%
Data Center	16.3%	28.2%		23.6%	27.7%
Industrial & Defense	43.2%	35.1%		39.9%	31.7%
Total	100.0%	100.0%		100.0%	100.0%
In the three and nine months ended June 28, 2019, our Telecom revenues decreased by $6.7 million, or 13.2%, and $28.6 million, or 16.8%, respectively, compared to the three and nine months ended June 29, 2018. The decrease was primarily due to the May 2018 sale of our Japan-based long-range optical subassembly business (the "LR4 Business"), lower sales of carrier-based optical semiconductor products to our Asia customer base and lower sales to Huawei Technologies Co., Ltd., and certain of its subsidiaries and affiliates ("Huawei"), as well as products targeting fiber to the home applications.
In the three and nine months ended June 28, 2019, our Data Center market revenue decreased by $21.3 million, or 54.7%, and $24.8 million, or 21.3%, respectively, compared to the three and nine months ended June 29, 2018. The decrease in revenue in the three and nine months ended June 28, 2019 was primarily due to decreased revenue from sales of legacy optical products and lasers, partially offset by the recognition of $7.0 million of licensing revenue during the three months ended March 29, 2019.
In the three and nine months ended June 28, 2019, our I&D market revenue decreased by $1.6 million, or 3.3%, and increased $21.6 million, or 16.2%, respectively, compared to the three and nine months ended June 29, 2018. The decrease in the three months ended June 28, 2019 was primarily related to lower sales of certain legacy product lines. The increase in the nine months ended June 28, 2019 was related to higher revenue from sales across the product portfolio.
Gross profit. Gross margin was 31.2% and 43.3% for the three and nine months ended June 28, 2019, respectively, and 34.9% and 41.7% for the three and nine months ended June 29, 2018, respectively. Gross profit was $33.8 million and $167.8 million for the three and nine months ended June 28, 2019, respectively, and $48.2 million and $174.7 million for the three and nine months ended June 29, 2018, respectively. Gross profit during the three and nine months ended June 28, 2019 was primarily impacted by lower revenue, lower gross profit as a result of the May 2018 sale of our LR4 Business and higher inventory reserves associated with Data Center products, partially offset by the recognition of $7.0 million of licensing revenue during the three months ended March 29, 2019.
Research and development. Research and development expense decreased by $5.5 million, or 11.5%, to $42.7 million, or 39.4% of our revenue, for the three months ended June 28, 2019, compared with $48.2 million, or 35.0% of our revenue, for the three months ended June 29, 2018. Research and development expense decreased by $2.9 million, or 2.2%, to $128.6 million, or 33.2% of our revenue, for the nine months ended June 28, 2019, compared with $131.5 million, or 31.4% of our revenue, for the nine months ended June 29, 2018. Research and development expense has decreased in the fiscal 2019 period primarily as a result of lower compensation-related costs as well the closure of certain design facilities associated with the June 2019 and Design Facilities restructuring plans.
Selling, general and administrative. Selling, general and administrative expense decreased by $0.6 million, or 1.3%, to $41.9 million, or 38.7% of our revenue, for the three months ended June 28, 2019, compared with $42.5 million, or 30.8% of our revenue, for the three months ended June 29, 2018. Selling, general and administrative expense increased by $7.0 million, or 5.9%, to $126.4 million, or 32.6% of our revenue, for the nine months ended June 28, 2019, compared with $119.4 million, or 28.5% of our revenue, for the nine months ended June 29, 2018. Selling, general and administrative expense decreased in the three months ended June 28, 2019 primarily due to lower share-based compensation offset by other compensation-related costs associated with the June 2019 restructuring plan. Selling, general and administrative expense increased in the nine months ended June 28, 2019 primarily due to higher compensation-related costs and acquisition-related amortization and depreciation, partially offset by the sale of the LR4 Business.
Impairment charges. Impairment charges totaled $264.1 million in the three and nine months ended June 28, 2019, compared to no impairment charges and $6.6 million in the three and nine months ended June 29, 2018, respectively. The increase in impairment charges during the three and nine months ended June 28, 2019 was related to the $257.0 million impairment of intangible assets, as well as the impairment of $7.1 million of equipment from construction in process that will not be placed in service. Impairment charges of $6.6 million for the nine months ended June 29, 2018 relate to impairment of property, equipment and other assets that were designated for future use with ZTE. See Note 10 - Impairments for additional information.
Restructuring charges. Restructuring charges totaled $8.9 million and $0.1 million for the three months ended June 28, 2019 and June 29, 2018, respectively, and $17.0 million and $6.3 million for the nine months ended June 28, 2019 and June 29, 2018, respectively. The restructuring charges during the three and nine months ended June 28, 2019 are primarily for employee-related and facility-related costs for the restructuring of our production facility in Ithaca, New York, as well as the June 2019 announced reduction of our workforce and exit of certain product development and research and design facilities. We expect to incur additional restructuring costs of approximately $2.9 million to $3.9 million through fiscal year 2020 as we complete these restructuring actions. We expect annual expense savings of approximately $50 million dollars once the 2019 Plan is fully implemented. Restructuring charges during the three and nine months ended June 29, 2018 were primarily related to our exit of facilities in Long Beach, California, Belfast, United Kingdom and Sydney, Australia. Refer to Note 15 - Restructurings for additional information.
Warrant liability. Our warrant liability resulted in a gain of $1.9 million and a gain of $5.8 million for the three and nine months ended June 28, 2019, respectively, compared to an expense of $6.7 million and a gain of $24.9 million for the three and nine months ended June 29, 2018, respectively. The differences between periods were driven by changes in the estimated fair value of common stock warrants we issued in December 2010, primarily driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value.
Provision for income taxes. Income tax benefit was $1.3 million for the three months ended June 28, 2019, compared to a benefit of $9.5 million for the three months ended June 29, 2018. Income tax expense was $0.3 million for the nine months ended June 28, 2019, compared to a benefit of $11.2 million for the nine months ended June 29, 2018. The income tax benefit for the three months ended June 28, 2019 resulted primarily from the losses subject to tax benefits in foreign jurisdictions, and the income tax expense for the nine months ended June 28, 2019 resulted primarily from income subject to tax in foreign jurisdictions. The income tax benefit for the three and nine months ended June 29, 2018 resulted primarily from the partial release of our unrecognized tax benefits and discrete adjustments to our U.S. deferred tax liability.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 28, 2019, was primarily impacted by the continuation of a full valuation allowance against our U.S. deferred tax assets and income taxed in foreign jurisdictions at generally lower tax rates. The difference between the blended U.S. federal statutory tax rate of 24.5% and our effective tax rate for the three and nine months ended June 29, 2018 was also primarily impacted by the continuation of a full valuation allowance against our U.S. deferred tax assets and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 17 - Income Taxes in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the nine months ended June 28, 2019 and June 29, 2018, respectively (in thousands):

	June 28, 2019	June 29, 2018
Cash and cash equivalents, beginning of period	$94,676	$130,104
Net cash provided by operating activities	28,277	11,216
Net cash used in investing activities	(33,060)	(53,647)
Net cash used in financing activities	(4,792)	(2,446)
Foreign currency effect on cash	164	41
Cash and cash equivalents, end of period	$85,265	$85,268
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended June 28, 2019 of $28.3 million consisted of a net loss of $394.3 million, plus cash provided by operating assets and liabilities of $43.3 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $379.3 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included impairment related charges of $272.9 million, depreciation and intangible amortization expense of $84.6 million and share-based compensation expense of $20.2 million, partially offset by a warrant liability gain of $5.8 million. In addition, cash provided by operating assets and liabilities was $43.3 million for the nine months ended June 28, 2019, primarily driven by a decrease in accounts receivable of $29.3 million, an increase in accrued and other liabilities of $3.2 million and a decrease in inventories of $12.3 million, partially offset by a decrease in accounts payable of $3.9 million.

Our cash flow from operating activities for the nine months ended June 29, 2018 of $11.2 million consisted of a net loss of $123.5 million, plus changes in operating assets and liabilities of $11.4 million, less adjustments to reconcile our net loss to cash provided by operating activities of $123.3 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $83.7 million, share-based compensation expense of $24.1 million, loss on disposition of business of $34.0 million and impairment charges of $9.1 million, partially offset by a warrant liability gain of $24.9 million, a change in deferred taxes of $8.5 million and a change in the net value of assets and liabilities held for sale of $6.3 million. In addition, cash provided by operating assets and liabilities was $11.4 million for the nine months ended June 29, 2018, primarily driven by a decrease in accounts receivable of $34.8 million, partially offset by increases in inventory of $1.6 million, decreases in accounts payable of $11.0 million and decreases in accrued and other liabilities of $2.0 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended June 28, 2019 consisted primarily of purchases of $156.1 million of short-term investments and capital expenditures of $31.9 million, partially offset by proceeds of $155.3 million related to the sale of short-term investments.
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
Cash Flow from Financing Activities
During the nine months ended June 28, 2019, our cash used in financing activities of $4.8 million was primarily related to $5.2 million of payments on notes payable and $3.9 million in purchases of stock associated with employee tax withholdings, partially offset by $5.6 million of proceeds from stock option exercises and employee stock purchases.
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
Liquidity
As of June 28, 2019, we held $85.3 million of cash and cash equivalents, primarily deposited with financial institutions. Other than the undistributed earnings of our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary, the undistributed earnings of our other foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 28, 2019, cash held by our indefinitely reinvested foreign subsidiaries was $29.0 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of June 28, 2019, we also held $100.5 million of liquid short-term investments, and had $160.0 million in borrowing capacity under our revolving credit facility (the "Revolving Facility").
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 28, 2019.

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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of June 28, 2019, we had $674.7 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.7 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 28, 2019.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 - Commitments and Contingencies to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about our legal proceedings.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018 filed with the SEC on February 6, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019 filed with the SEC on May 8, 2019, and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018, as filed with the SEC on February 6, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019 filed with the SEC on May 8, 2019, or as noted below.
The success of our strategic alliances may be subject to significant uncertainty, and we may be substantially reliant upon our partner(s) for the commercial success of the opportunity.
The terms of any strategic alliances may subject us to significant uncertainty regarding the success of such transaction as we may be substantially reliant upon our partner(s) for the commercial success of the opportunity. In addition, any such transactions may also divert our financial resources and management’s attention from other important areas of our business. Furthermore, any failure of a transaction to satisfy customer expectations could adversely impact our own relationships with such customers and/or the reputation of our brand. If the transactions do not progress according to our expectations or anticipated timing, our business could be adversely affected and our investment in the transactions may not be successful. If the transactions are not successful, or not as successful as anticipated, we may also never realize the full, or any, benefit of royalty, milestone or other payment terms included in the transaction.
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
Sales to customers located in China and the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in 2016 the U.S. Department of Commerce, Bureau of Industry and Security (BIS) temporarily blocked exports of U.S. products to Chinese telecommunications original equipment manufacturer (OEM) Zhongxing Telecommunications Equipment Corporation (ZTE). In April 2018, the BIS again blocked exports of U.S. products to ZTE, which were lifted in July 2018.  ZTE is under a court-ordered monitorship, which means that if it does not comply with certain requirements similar export control prohibitions could be imposed again.  Also, in August 2018, the BIS blocked exports of U.S. products to certain Chinese aerospace customers. Most recently, in January 2019, the U.S. Department of Justice announced criminal charges against Huawei including, but not limited to, attempted theft of trade secrets, wire fraud and violations of U.S. sanctions related to Iran. On May 16, 2019 the BIS added Huawei and many of its affiliates to the Entity List, which effectively blocks exports of U.S. products to Huawei and the affiliates. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Unlike other types of U.S. government sanctions, the Huawei Entity List prohibitions do not apply to the shipment from outside the United States of certain foreign-made items that are not within the jurisdiction of the export control regulations. We believe that a small number of our foreign-made products are not within the scope of the Entity List prohibitions and we have resumed shipments of them to Huawei from outside the United States. If the U.S. Government is uncertain about whether such items were not subject to U.S. export controls, it could conduct an investigation and, if it is determined that some of the items were subject to U.S. export control jurisdiction, result in costs, fines, or penalties that could have a material impact on our business.
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
Our recently announced restructuring initiative may not be successful.
On June 17, 2019, we committed to a restructuring plan designed to streamline and improve our operations. The plan includes the refocusing of certain research and development activities and a reduction in workforce and is expected to provide annual expense savings of approximately $50.0 million once fully implemented. Our restructuring initiative could result in potential adverse effects on employee capabilities, our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial and other key personnel, our ability to achieve design wins and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of a restructuring plan on our employees may limit our ability to meet and satisfy the demands of our customers and, as a result, have a material impact on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended June 28, 2019.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2019—April 26, 2019	—	$—	—	—
April 27, 2019—May 24, 2019	30,862	14.35	—	—
May 25, 2019—June 28, 2019	—	—	—	—
Total	30,862	$14.35	—	—

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
10.1*	Offer of Employment to Stephen G. Daly, dated May 15, 2019.
10.2*	Offer of Promotion to John F. Kober, dated May 23, 2019.
10.3*	General Release Agreement of Robert J. McMullan, dated July 1, 2019.
10.4*	Separation Agreement, by and between John Croteau and MACOM Technology Solutions Inc., dated July 11, 2019.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 6, 2019	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ John Kober
John Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)