Form 10-K
period 2019-09-27
MACOM Technology Solutions Holdings, Inc.
filed 2019-11-26
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2019
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
(978) 656-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MTSI	Nasdaq Global Select Market

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 29, 2019, the last business day of the registrant's second fiscal quarter, was approximately $762.2 million based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 21, 2019 was 66,161,045.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 27, 2019.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2019

CAUTIONARY STATEMENT

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements, including statements regarding our business outlook, strategy, plans, expectations, estimates and objectives for future operations, our future results of operations and our financial position. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.
Forward-looking statements are neither historical facts nor assurances about future performance. Instead, they are based only on our current beliefs, expectations and assumptions. Because forward-looking statements relate to the future, such statements involve inherent risks, changes and uncertainties that are difficult to predict and many of which are outside of our control. A number of important factors could cause actual results and outcomes to differ materially and adversely from those expressed or implied by our forward-looking statements. We urge you to consider the risks and uncertainties in “Item 1A - Risk Factors” and elsewhere in this Annual Report and the other documents filed by us with the Securities and Exchange Commission (the "SEC"). Except as required by law, we undertake no obligation to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report.
In this document, the words “MACOM,” “Company,” “we,” “our,” “us,” and similar terms refer only to MACOM Technology Solutions Holdings, Inc. and its consolidated subsidiaries, and not any other person or entity.
“MACOM,” “M/A-COM,” “M/A-COM Technology Solutions,” “M/A-COM Tech,” “Partners in RF & Microwave” and related logos are trademarks of MACOM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l
ITEM 1. BUSINESS
Overview
We design and manufacture semiconductor products for Data Center, Telecommunications ("Telecom") and Industrial and Defense ("I&D") applications. Headquartered in Lowell, Massachusetts, we have more than 65 years of application expertise, with silicon, gallium arsenide ("GaAs") and indium phosphide ("InP") fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value semiconductor products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 8,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as wireless basestations, high speed optical networks, active antenna arrays, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and fiber-to-the-X ("FTTx")/ passive optical network ("PON"); (2) Data Centers, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) I&D, which includes military and commercial radar, radio frequency ("RF") jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement as well as scientific applications.
Many of our products have long life cycles ranging from five to ten years, and some of our products have been generating revenue for over twenty years. We continue to develop new products and technologies to improve our ability to serve our primary markets. Our growth strategy is focused on strengthening our customer relationships and capturing more design wins in order to increase our market share. As we grow our portfolio and technology base, we believe our customers will select more of our components for use in their systems.
Our manufacturing model consists of domestic semiconductor wafer fabrication capabilities coupled with our external foundry partners. This provides us with a competitive advantage and an attractive financial model by allowing us to utilize our variable cost structure while enabling us to adapt to changing market conditions and customer demands. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters and in Ann Arbor, Michigan. Our facilities are certified to the International Organization for Standardization ("ISO") 9001 international quality standard and ISO14001 environmental management standard. We manufacture compound semiconductors including GaAs and InP. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a “Trusted Foundry” offers us further competitive differentiation.
We also utilize external semiconductor foundries to supply us with additional capacity, lower costs and to provide us access to additional process technologies. The ability to utilize a broad array of internal proprietary process technologies and commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe that this strategy provides us with dependable supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the experience base cultivated through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
Research and Development
Our research and development efforts are directed toward the rapid development of new and innovative products, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design technology and packaging technology defines the performance parameters and the customers’ acceptance of our products. We believe some of our core competencies are the ability to model, design, test, integrate, package and manufacture differentiated solutions for our customers. We leverage this core competency to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
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

We continue to invest in proprietary processes to enable us to develop and manufacture high-value solutions. For example, we have developed innovative, patented technologies such as heterolithic microwave integrated circuit ("HMIC"), which provides high integration, high power and low loss switching capabilities for our primary markets. This technology replaces mechanical switches for very high-power applications such as wireless basestations.
Our engineers’ radar, optical, microwave and millimeterwave system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality.
Our Markets & Products
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
Telecom. Growth in the Telecom market is driven by the proliferation of wireless and wired devices from smartphones and tablets to basestations, as well as the data rich applications and services they enable such as mobile Internet, cloud computing, video-on-demand, social media, global positioning functionality and location-based services. Growth in global next-generation Internet and Internet of Things ("IoT") applications drives demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul, cellular infrastructure, wired broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.
Our expertise in system-level architectures and advanced IC design capability allow us to offer network original equipment manufacturer ("OEM") customers highly-integrated solutions optimized for performance and cost. Our portfolio of opto-electronics products includes lasers, clock and data recovery, optical post amplifiers, laser and modulator drivers, transimpedance amplifiers, transmitter and receiver applications in 2.5/10/40/100 gigabits per second ("Gbps") long haul, metro, data center links and fiber-to-the-X ("FTTx") fiber optic network components that enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. We match our opto-electronic components to various lasers enabling our customers to buy more complete solutions for their opto-electronic systems. For optical communications applications, we utilize a proprietary combination of GaAs, InP and Silicon Germanium ("SiGe") technologies to obtain advantages in performance and size. For wired broadband applications, we offer OEM customers the opportunity to streamline their supply chain through our broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.
Data Center. The demand by Cloud Data Center providers for faster data delivery speeds at cost-effective prices is growing rapidly, where higher speeds are necessary to process the current growth in traffic. To solve these challenges, we leverage our broad optical and photonic portfolio of products to enable our customers to deliver optical transceivers that meet the requirements of today’s Cloud Data Center deployments. By building a comprehensive portfolio of complementary products that enable our customers’ optical transceiver applications, we offer high performing, cost-effective component solutions for next-generation networks.
We enable the market with a complete product portfolio of PAM-4 PHYs, TIAs, Modulator Drivers, Lasers, and Silicon Photonics, and, in some cases, individual component designs are optimized for use together as a chip-set.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles ("UAVs"), RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and Gallium Nitride ("GaN") technologies due to their high power density, improved power efficiency and broadband capability.
We believe our in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection, which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as

Monolithic Microwave Integrated Circuits ("MMICs"), control components, voltage-controlled oscillators ("VCOs"), transformers, power pallets, amplifiers and diodes. In some cases, we design parts specifically for these applications, while in others, our reputation for quality and our broad catalog allows these demanding customers to reduce the cost of their high-performance systems by designing in standard dual-use or commercial off-the-shelf parts that we have developed for other applications. We believe manufacturing many of these products in our Lowell, Massachusetts Trusted Foundry offers us a competitive advantage in the I&D market because of certain I&D customers’ requirements for a domestic supply chain.
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
In the medical industry, our custom designed non-magnetic diode product line is a critical component for certain MRI applications. For sensing and test and measurement applications, we believe our patented HMIC process is ideal for high-performance, integrated bias networks and switches. Our catalog of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.
To address our primary markets, we offer a broad range of standard and custom ICs and components. Our product catalog currently consists of thousands of products including the following key product platforms: amplifiers, ICs, diodes, switches and switch limiters, passive and active components and multi-chip modules. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise with regard to power amplifier technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems. The table below presents the major product families and major applications in our primary markets.

PRIMARY MARKET	PRODUCT FAMILIES	PRIMARY MARKET	MAJOR PRODUCT FAMILIES	PRIMARY MARKET	MAJOR PRODUCT FAMILIES
Telecom	RF Power Products	Data Center	Lasers	Industrial & Defense	RF Power Products
	Diodes		Modulator Drivers		Diodes
	Phase Shifters		Clock and Data Recovery		Phase Shifters
	Limiters		Optical Post Amplifiers		Limiters
	Switches		PHY Embedded Processors		Switches
	Control Products		Photonic Devices		Control Products
	Switch LNAs		Optical Receivers		Passives
	PHY Embedded Processors		Crosspoint Switches		Amplifiers
	Passives		Silicon Photonic Integrated Devices		Comb Generators
	HDcctv Cable Devices				Voltage Controlled Oscillators
Crosspoint Switches
SDI Products
Amplifiers
Comb Generators
Voltage Controlled Oscillators

Sales and Marketing
We employ a global multi-channel sales strategy and support model intended to facilitate our customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff, our global network of independent sales representatives, resellers and distributors. We have strategically positioned our direct sales and applications engineering staff in locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. Our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allow us to extend our sales capabilities to new customers in new geographies more cost effectively than using our direct sales force alone.

Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, application engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 33.3%, 29.0% and 19.3% of our revenue in fiscal years 2019, 2018 and 2017, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
Our sales efforts are focused on the needs of our customers in our three primary markets rather than on particular product lines, facilitating product cross-selling across end markets, and within key accounts. Through our website, customers can inquire about our products, request samples and access our product selection guides, detailed product brochures and data sheets, application notes, suggested design block diagrams and test fixture information, technical articles and information regarding quality and reliability.
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. For fiscal years 2019 and 2018, no direct customer individually accounted for 10% or more of our revenue. For fiscal year 2017, one direct customer, Huawei Technologies Co., Ltd. ("Huawei") accounted for 10% of our revenue. In addition, our principal distributor, Richardson Electronics, an Arrow Electronics Company ("Richardson"), accounted for 16.1%, 12.5% and 10.5% of our revenue in fiscal years 2019, 2018 and 2017, respectively. Our top 25 direct customers accounted for an aggregate of 47.5%, 52.8% and 59.1% of our revenue in fiscal years 2019, 2018 and 2017, respectively.
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
We compete with Broadcom Inc. ("Broadcom") across our primary markets, Telecom, Data Center and I&D. In the Telecom and Data Center markets, we compete with NXP Semiconductors N.V. ("NXP"), Wolfspeed, Inphi Corporation ("Inphi"), Maxlinear Inc. ("Maxlinear") and Semtech Corporation ("Semtech"). In the I&D market, we compete with Analog Devices, Inc. ("ADI"), Microchip Technology Incorporated ("Microchip"), Qorvo, Inc. ("Qorvo") and Skyworks Solutions, Inc. ("Skyworks").
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
 As of September 27, 2019, we had 684 U.S. and 148 foreign issued patents and 88 U.S. and 142 foreign pending patent applications covering elements of circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2019 to 2038. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allow us to efficiently produce a wide range of low, medium and high volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers. Our operations team has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies our operations, provides access to other process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully-outsourced turnkey manufacturing of our products.
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

Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. Our following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Cork, Ireland; Ithaca, New York; Santa Clara and Newport Beach, California; Morrisville, North Carolina; Ann Arbor, Michigan; Nashua, New Hampshire; and Hsinchu, Taiwan. In addition, our Lowell, Massachusetts facility has received an ISO 14001:2015 environmental management systems certification.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"), which require that we obtain an export license before we can export certain controlled products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Employees
As of September 27, 2019, we employed approximately 1,100 individuals worldwide. None of our domestic employees are represented by a collective bargaining agreement; however, as of September 27, 2019, approximately 15 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
History and Recent Developments
We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.
MACOM Technology Solutions Inc., our primary operating subsidiary, which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeterwave and lightwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. MACOM Technology Solutions Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. The heritage of some of our business operations date back over 65 years to the founding of Microwave Associates, Inc. and the MACOM brand dates back over 30 years.
We completed acquisitions and divestitures during fiscal years 2017 and 2018 to attempt to further align our businesses to our primary markets. Those transactions include:
In January 2017, we acquired Applied Micro Circuits Corporation ("AppliedMicro"), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the "AppliedMicro Acquisition"). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications.
In connection with the acquisition of AppliedMicro, we announced a plan to divest their Compute business (the "Compute business"). On October 27, 2017, we sold the Compute business and received an equity interest in the buyer.
In fiscal year 2017, we completed the acquisitions of Triple Play Communications Corporation ("TPC"), Antario Technologies ("Antario") and Picometrix LLC ("Picometrix") in order to further expand our design center capabilities and expand our business in enterprise and Cloud Data Center applications.
In May 2018, we divested our long-range optical subassembly product line that we had acquired through our December 2015 acquisition of FiBest Limited ("LR4 business"). The LR4 business did not meet our expectations for profitable growth.
Our acquisition strategy is intended to accelerate our revenue growth, expand our technology portfolio, grow our addressable market and create shareholder value.
Available Information
We maintain a website at www.macom.com, including an investors section, at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. We encourage investors to monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts, as well as our social media channels (MACOM’s LinkedIn, Facebook and YouTube pages and Twitter account (@MACOMtweets)). You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above, as well as our LinkedIn, Facebook and YouTube pages and Twitter account, are not incorporated into and should not be considered a part of this report.
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
Maintaining or growing our revenue will depend on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the average selling prices of our products are expected to decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset this expected price erosion. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the following:

•	the accurate prediction of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet customers’ cost, size and performance requirements and other technical specifications;

•	our ability to design and manufacture new products in volume with acceptable manufacturing yields, and deliver them to customers in time for the applicable market adoption window;

•	our ability to offer new products at competitive prices;

•	the acceptance by customers of our new product designs;

•	the identification of and timely entry into new markets for our products;

•	the acceptance of our customers’ products by the market and the lifecycle of such products;

•	our ability to innovate, the strength of our intellectual property rights, and our ability to protect our intellectual property rights;

•	our ability to obtain, on commercially reasonable terms, licenses to necessary third party intellectual property rights; and

•	our ability to maintain and increase our level of product content in our customers’ systems.

A new product design effort may last twelve to eighteen months or longer, and requires significant investment in engineering hours and materials, as well as sales and marketing expenses, which may not be recouped if the product launch is unsuccessful. The introduction of new products by our competitors, the delay or cancellation of a platform for which any of our semiconductor solutions is designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors obtaining design wins. We may be unable to design, introduce, manufacture or deliver new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers, or may be adopted by customers more slowly than we expect. In that case, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.
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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results and related expectations for future periods. If our operating results in any period do not meet our publicly stated guidance or the expectations of investors or securities analysts, our stock price may decline. Similarly, any publicly stated guidance we provide in the future may fail to meet the expectations of investors or securities analysts and our stock price may decline and has, in the past, declined as a result.
If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends on our ability to anticipate demand and respond to that demand with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: Telecom, Data Center and I&D generally, and in the optical networks market in particular, which accounted for 18.5% of our revenue in the fiscal year ended September 27, 2019. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we anticipate significant growth in the demand for our products in Cloud Data Centers, and have focused significant internal resources to meet that anticipated demand. Our ability to capitalize on this and our other previously announced market opportunities in 100G optical networks and GaN technology will depend on, among other things, the future size and growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the future pace of adoption of our products in these markets. Our markets may fail to grow or decline for many reasons, including macro-economic factors, insufficient consumer demand, technological hurdles, research and development delays, lack of access to capital, sequestration or other changes in the U.S. defense budget and procurement processes and changes in export controls or other regulatory environments. Even if our primary markets grow, demand for our products in those markets may fail to grow in the event that they fail to embrace next-generation technologies we offer such as GaN-on-Silicon and etched facet lasers, or adopt technologies other than those we offer or implement changes in network specifications that our products do not adequately address. For instance, if demand for our products targeting 10 Gigabit PON or Cloud Data Center deployments is lower or slower to materialize than we anticipate, or we fail to deliver a portfolio of 10 Gigabit PON or Cloud Data Center products that meets the full set of solution requirements our customers demand within the requisite market window, our revenues could fail to grow or decline and our results of operations could be adversely affected. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations. A failure to predict demand or respond to demand with successful products in timely fashion will materially affect our revenues and profitability.
We typically depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended September 27, 2019, no direct customer accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 53.6% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
The legal system in many of the regions where we conduct business can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under these legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements and norms regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act. Sales to customers located outside the U.S. accounted for 52.1% of our revenue for the fiscal year ended September 27, 2019.
Sales to customers located in China and the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in 2016 the BIS temporarily blocked exports of U.S. products to Chinese telecommunications OEM Zhongxing Telecommunications Equipment Corporation ("ZTE"). More recently, in April 2018, the BIS again blocked exports of U.S. products to ZTE, which were lifted in July 2018. ZTE is under a court-ordered monitorship, which means that if it does not comply with certain requirements similar export control prohibitions could be imposed again. Also, in August 2018, the BIS blocked exports of U.S. products to certain Chinese aerospace customers. More recently, in January 2019, the U.S. Department of Justice announced criminal charges against Huawei including, but not limited to, attempts theft of trade secrets, wire fraud and violations of U.S. sanctions related to Iran. On May 16, 2019, the BIS added Huawei and many of its affiliates to the Entity list, which effectively blocks exports of U.S. products to Huawei and the affiliates. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock. Unlike other types of U.S. government sanctions, the Huawei Entity list prohibitions do not apply to the shipment from outside the United States of certain foreign-made items that are not within the jurisdiction of the export control regulations. We believe that a small number of our foreign-made products are not within the scope of the Entity List prohibitions and we have resumed shipments of them to Huawei from outside the United States. If the U.S. Government is uncertain about whether such items were not subject to U.S. export controls, it could conduct an investigation and, if it is determined that some of the items were subject to U.S. export control jurisdiction, result in costs, fines or penalties that could have a material impact on our business.
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
The semiconductor industry requires substantial investment in technology as well as research and development in order to develop and bring to market new and enhanced technologies and products. Research and development expenses were $163.5 million for the fiscal year ended September 27, 2019. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. Following our Nitronex Acquisition, we announced a number of strategic plans and positive expectations concerning the future cost structure, manufacturability, opportunity for strategic partnerships and licensing programs, market applicability and potential positive impact on our market share of GaN-on-Silicon technology, which is a focus of the Nitronex business. We have in the past and continue to experience unexpected difficulties, expenses or delays in qualifying our GaN-on-Silicon process technology either internally or at one or more third party foundries and qualifying related products with our customers, and we were engaged in a litigation with the former licensor of this technology as described elsewhere in this Annual Report. We may not be successful in process or product qualification, manufacturing cost reduction or marketing efforts related to GaN-on-Silicon, may not realize the competitive advantage we anticipate from related investments and may not realize customer demand for this technology that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We also have undertaken significant research and development efforts aimed at new products targeting market segments where we see potential for growth including the wireless basestation and Cloud Data Center. We may not be successful in our research and development efforts or may not realize the competitive advantage, revenues or profits we anticipate from these new products, any of which may lead to higher research and development expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business. For example, in June 2019 we announced our plans to cease investing in the design and development of optical modules and subsystems for Data Center applications.

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
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring a liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, or both, as our forecasts of demand are then based on estimates provided by multiple parties. In a number of markets we serve, large dollar value customer orders scheduled for delivery in the current fiscal quarter may be canceled or rescheduled by the customer for delivery in a future fiscal quarter on short notice, which may cause our reported revenue to vary materially from our prior expectations. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Further, if we build inventory specific to non-recurring engineering ("NRE") arrangements that we may enter into with our customers from time to time and then fail to achieve one or more required milestones in connection with such NRE arrangements, we may have excess, non-qualified or non-conforming customer specific inventory, which could lead to unsellable inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships caused by late product deliveries disrupting our customers’ production schedules. Some of our larger customers also require us to build and maintain minimum inventories and keep them available for purchase at specified locations based on non-binding demand estimates that are subject to change, which exposes us to increased inventory risk and makes it more difficult to manage our working capital. If demand from such customers decreases, we may be left with excess or obsolete inventory that we are unable to sell. In response to anticipated long lead times to obtain inventory and materials from outside suppliers and foundries, we periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or other factors make our products less saleable. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
The average selling prices of our products may decrease over time, which could have a material adverse effect on our revenue and gross margin.
It is common in our industry for the average selling price of a given product to decrease over time as production volumes increase, competing products are developed, technology, industry standards and customer platforms evolve or new technologies featuring higher performance or lower cost emerge. We work to actively manage the prices of our existing products, increase our sales volumes and introduce new process technologies and products in the market that exhibit higher performance, new features that are in demand or lower manufacturing costs. Despite this strategy, we expect to experience price erosion in future periods. Failure to maintain our current prices, to offset price reductions by increasing our sales volumes or to successfully execute on our new product development strategy may cause our revenue and gross margin to decline, which could decrease the value of your investment in our common stock.
We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, we compete with Broadcom across most of our primary markets. Our other significant competitors include, among others, NXP, Inphi, Maxlinear, Semtech, ADI, Microchip, Qorvo and Skyworks.
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
Many of our existing and potential competitors have entrenched market positions, historical affiliations with original equipment manufacturers, considerable internal manufacturing capacity, established intellectual property rights, strong brand recognition and substantial technological capabilities. Many of them may also have greater financial, technical, manufacturing or marketing resources than we do. The semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations. In addition, certain countries such as China have begun implementing initiatives to build domestic semiconductor supply chains and we may be at a disadvantage in attempting to compete with entities associated with such foreign government efforts based on their lower cost of capital, access to government largesse, preferential sourcing practices, stronger local relationships or otherwise. Prospective customers may decide not to buy from us due to concerns about our relative size, financial stability or other factors. Our failure to successfully compete could result in lower revenue, decreased profitability and a lower stock price.
We operate in the semiconductor industry, which is cyclical and subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. The industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices. Downturns in this industry may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced decreases in our revenue, profitability, cash flows and stock price during such downturns in the past, and may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.
If we are unable to further penetrate into and expand our share into strategic markets or accurately anticipate or react timely or properly to emerging trends, our revenues may not grow and could decline.
Our primary markets, including the Cloud Data Center market, undergo transitions from time to time in which products incorporate new features, interoperability and performance standards on an industry-wide basis. If our products are unable to support the new features or standards required by OEMs or end customers in these markets, or if our products fail to be certified or adopted by OEMs, we will lose business from existing or potential customers and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or standards, we experience a delay in certifying or bringing a new product to market, or our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period. Many of our products targeting Cloud Data Center applications are relatively new or still in development. Even if we succeed in generating customer demand for such products, if we are unable to deliver the quantities required by customers on time and at the right price point, due to design challenges, manufacturing bottlenecks, supply shortages, manufacturing yield issues or otherwise, we may fail to secure or maintain business and our revenues and gross and net margins could be materially and adversely affected.
We may sell, wind down or exit one or more of our businesses or product lines, from time to time, as a result of our evaluation of our businesses, products and markets, and any such divestiture could adversely affect our continuing business.
We periodically evaluate our various businesses and product lines and may, as a result, consider the divestiture, wind down or exit of one or more of those businesses or product lines. For example, in August 2015, we sold our Automotive business based on our belief that it was not consistent with our long-term strategic vision from a growth and profitability perspective. In October 2017, we sold the Compute business that we had acquired through the AppliedMicro Acquisition, as the products were not complementary to our product portfolio and did not strategically align with our long-term focus. In May 2018, we sold certain capital equipment, inventory and other assets associated with our LR4 business that we had acquired through our December 2015 acquisition of FiBest. More recently, in June 2019 we decided to cease R&D activities related to new programs and wind down ongoing development activities for a certain product line.
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
The product families we added through our AppliedMicro acquisition face industry-specific challenges, in addition to the risks applicable to our business as a whole. For our connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our connectivity product lines are also subject to technology transitions within the communications industry. For example, as the communications industry has continued to shift away from the synchronous optical network ("SONET")/synchronous data hierarchy standard to the higher speed, lower power optical transport network ("OTN") standard, substantially all of our new connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based connectivity products are experiencing declining sales, while our newer connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our PowerPC product lines, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with this migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, many of our older, PowerPC-based computing products are experiencing declining sales. If we are unable to develop and deliver new products in other areas that meet changing customer and industry needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition could be adversely affected.
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
If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, including loss of export privileges.
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
The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. For example, in 2018 we concluded legal action against Infineon Technologies Americas Corporation and Infineon Technologies AG (collectively, "Infineon") that had been pending in federal court and was brought to confirm and defend our exclusive rights to use certain patented GaN-on-Silicon technology developed by Nitronex in our core RF markets. Other companies in the industry have numerous patents that protect their intellectual property rights in these areas and technology is frequently licensed. In the past, we have been and may in the future be, subject to claims that we have breached infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe upon others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim. In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Negotiated settlements resolving such claims may require us to pay substantial sums. We cannot be sure that we will be successful in any such non-infringing development or that any such license would be available on commercially reasonable terms, if at all. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships and diversion of management’s attention and resources.
The success of any strategic alliances may be subject to significant uncertainty, and we may be substantially reliant upon certain partner(s) for the commercial success of the opportunity.
The terms of any strategic alliances may subject us to significant uncertainty regarding the success of such transaction as we may be substantially reliant upon a partner for the technical and/or commercial success of the opportunity. In addition, any such transactions may also divert our financial resources and management’s attention from other important areas of our business. Furthermore, any failure of a transaction to satisfy customer expectations could adversely impact our own relationships with such customers and/or the reputation of our brand. If a transaction does not progress according to our expectations or anticipated timing, our business could be adversely affected and our investment in such transactions may not be successful. If a transaction is not successful, or not as successful as anticipated, we may also never realize the full, or any, benefit of royalty, milestone and/or other payment terms included in the transaction and may be required to devote more management time and resources in connection with the conclusion of any such alliance.
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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline. For instance, our connectivity business is a licensee of ARM Limited ("ARM") and Synopsys Inc. ("Synopsys") technology libraries, and continued license rights will depend upon our ability to successfully renew or otherwise maintain our license rights to those libraries, as well as the timely delivery by ARM and Synopsys of various updates and other support under their respective license agreements.
In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses. Such disputes may require us to incur significant costs defending our license rights, divert management’s attention or result in our inability to sell or develop certain products. In such instances, we could also incur substantial unanticipated costs or scheduling delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have an adverse effect on our financial condition and results of operations.

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
Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of or returns of product orders and other expenses. Certain of our distributors have inventory return and or rotation rights, which may result in higher than expected product returns. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, such as GaN and InP, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant expense to us per occurrence and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, the loss of customers, the loss of or delay in market acceptance of our products, harm to our reputation, diversion of management’s time and resources, lower revenue, increased expenses and reduced profitability. Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power or otherwise. In addition, even if we ultimately prevail, such claims could result in costly litigation, divert management’s time and resources and damage our customer and supplier relationships.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of our independent sales representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 33.3% of our revenue for the fiscal year ended September 27, 2019, and sales to our largest distributor, Richardson, represented 16.1% of our revenue in the same period. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of September 27, 2019, we had $923.4 million of gross federal net operating loss ("NOL") carryforwards, which, for those generated prior to the effective date of the 2017 Tax Cuts and Jobs Act ("Tax Act"), will expire at various dates through 2037, while those generated subsequent to the Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited and, as a result of our conclusion that recovery of our U.S. deferred tax assets, including those assumed in the AppliedMicro Acquisition, is not considered more likely than not, we established a full valuation allowance against our U.S. deferred tax assets as of September 29, 2017.  Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
Changes in tax laws and interpretations (including new laws and interpretations) are introduced from time to time to reform taxation in the U.S., Ireland and other countries in which we have operations. Depending on the nature of such changes, if any, these consequences may be significant for us due to the large scale of our international business activities. If any changes are enacted or otherwise implemented, they could have material adverse consequences on the amount of tax we pay and, thereby, on our financial position and results of operations. In addition, on December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act ("Tax Act"). The changes included in the Tax Act are broad and complex, and we are not able to finalize our evaluation of the impact of the Tax Act at this time due to uncertainties related to any future legislative or regulatory actions related to the Tax Act and availability of information needed to perform the final calculations. Accordingly, there is the risk that our use of deferred tax assets valuation allowance as well as our effective tax rate may be adversely affected.
We may make future acquisitions and investments, which involve numerous risks.
We routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and companies. We may pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all. We also face intense competition for acquisitions from other acquirers in our industry. These competing acquirers may have significantly greater financial and other resources than us, which may prevent us from successfully pursuing a transaction. In the event we pursue acquisitions, investments, joint ventures and strategic alliances, we will face numerous risks including:

▪	diversion of management’s attention from normal daily operations of our business;

▪	difficulties in entering markets where competitors have stronger market positions;

▪
difficulties in improving and integrating the financial reporting capabilities and operating systems of any acquired operations, particularly foreign and formerly private operations, as needed to maintain effective internal control over financial reporting and disclosure controls and procedures;

▪	loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition;

▪	maintaining customer, supplier or other favorable business relationships of acquired operations;

▪	generating insufficient revenue from completed acquisitions, investments, joint ventures and strategic alliances to offset increased expenses associated with any abandoned or completed transactions;

▪	acquiring material or unknown leasehold, environmental, regulatory, infringement, contractual or other liabilities associated with any acquired operations;

▪	litigation frequently associated with merger and acquisition transactions; and

▪	increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
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
We may incur higher than expected expense from or not realize the expected benefits, or any benefits, of consolidation, outsourcing and restructuring initiatives designed to reduce costs and increase revenue across our operations.
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities, workforce reductions, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. For example, on June 17, 2019, we committed to a restructuring plan designed to streamline and improve our operations. The plan includes the refocusing of certain research and development activities and a reduction in workforce and is expected to provide annual expense savings of approximately $50.0 million once fully implemented. Our restructuring initiative could result in potential adverse effects on employee capabilities, our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial and other key personnel, our ability to achieve design wins and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of a restructuring plan on our employees may limit our ability to meet and satisfy the demands of our customers and, as a result, have a material impact on our business, financial condition and results of operations.
Restructuring initiatives can be substantial in scope and disruptive to our operations and they can involve large expenditures. In fiscal years 2019, 2018 and 2017, we incurred restructuring charges of $19.5 million, $6.3 million and $2.7 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease or associated environmental liability, any of which may be material in amount. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and the need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or may seek other employment, which could cause our overall operational efficiency to suffer. Any of these issues or our failure to realize the expected benefits of these initiatives could harm our results of operations and reduce the price of our common stock.
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

In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment or fine levied against us or agreed settlement payment could materially harm our business, financial condition and results of operations. For example, since 1993, MACOM Connectivity Solutions, LLC (formerly known as AppliedMicro) has been named as a potentially responsible party ("PRP") along with more than 100 other companies that used the Omega Chemical Corporation waste treatment facility in Whittier, California (the "Omega Site"). The U.S. Environmental Protection Agency has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group ("OPOG"), which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby.
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
Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment ("WEEE") and the European Directive 2002/95/Ec on Restriction of Hazardous Substances ("RoHS"). New environmental standards such as these could require us to redesign our products in order to comply with the standards, require the development of compliance administration systems or otherwise limit our flexibility in running our business or require us to incur substantial compliance costs. For example, RoHS requires that certain substances be removed from most electronic components. The

WEEE directive makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have already invested significant resources into complying with these regimes, and further investments may be required. Alternative designs implemented in response to regulation may be costlier to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders and may have other adverse effects on our results of operations.
As of September 27, 2019, we had a credit facility consisting of a term loan facility with an outstanding principle balance of $673.0 million and a revolving credit facility with $160.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including the following:

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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business.  In particular, the General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that is effective as of May 25, 2018.  The GDPR imposes new requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third party processors.  The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenue or 20 million Euros, whichever is greater. We have invested, and continue to invest, human and technology resources into our GDPR compliance efforts and our data privacy compliance efforts generally. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the GDPR or other applicable regimes.
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
Our largest stockholders control a significant amount of our outstanding common stock. As of September 27, 2019, John and Susan Ocampo beneficially owned 30.0% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive offices are located in a leased facility in Lowell, Massachusetts. We also maintain leased facilities for our design centers located in California, North Carolina, New York, Oregon, Michigan, New Jersey, Pennsylvania, Canada, Taiwan, Ireland, France and China as well as for our administrative, assembly and test operations located in California, New Hampshire, and Taiwan, and our local sales offices in California, North Carolina, Ireland, Canada, China, Taiwan, Japan and India. We believe that our leased facilities are adequate for our present operations. In addition to our corporate headquarters facility the following is a list of our main leased facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE and RT	281,700	October 2038
Newport Beach, California	A, R&D, A&E and S&M	68,435	December 2029
Ithaca, New York	R&D and T&A	20,600	December 2025
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
Santa Clara, California	A, R&D, A&E	59,625	October 2024
Nashua, New Hampshire	R&D, T&A, P&F, RT	17,000	December 2021
Ann Arbor, Michigan	A, P&F, R&D and T&A, RT	50,335	May 2021
(1) Major activities include Administration (A), Research and Development (R&D), Production and Fabrication (P&F), Sales and Marketing (S&M), Application Engineering (AE), Test and Assembly (T&A) and Reliability Testing (RT).

For additional information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see the Notes to Consolidated Financial Statements in "Item 8. - Financial Statements and Supplementary Data" below.

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
Certain legal proceedings in which we are involved, if any, are discussed in Note 14 - Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 21, 2019 was approximately 16. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from October 3, 2014 through September 27, 2019 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $21.63 on October 3, 2014 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of October 3, 2014, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	October 3, 2014	October 2, 2015	September 30, 2016	September 29, 2017	September 28, 2018	September 27, 2019

MACOM Technology Solutions Holdings, Inc.	$100.00	$133.01	$195.75	$206.24	$95.24	$100.23
Nasdaq Composite Index	$100.00	$106.40	$121.55	$150.34	$188.18	$187.75
PHLX Semiconductor Index	$100.00	$99.42	$139.29	$198.64	$235.77	$271.56
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2019—July 26, 2019	12,139	$15.63	—	—
July 27, 2019—August 23, 2019	3,879	19.52	—	—
August 24, 2019—September 27, 2019	—	—	—	—
Total	16,018	$16.57	—	—

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
We derived (i) the Statements of Operations data for the fiscal years 2019, 2018 and 2017, and (ii) the Balance Sheet data as of September 27, 2019 and September 28, 2018, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the Statements of Operations data for the fiscal years 2016 and 2015 and Balance Sheet data as of September 29, 2017, September 30, 2016 and October 2, 2015 from our audited consolidated financial statements, adjusted for discontinued operations, which do not appear elsewhere in this Annual Report. We have a 52-or 53-week fiscal year ending on the Friday closest to September 30.
The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data (1):
Revenue	$499,708	$570,398	$698,772	$544,338	$420,609
Gross profit	220,708	245,706	326,884	281,609	203,590
(Loss) income from operations	(380,376)	(106,520)	(16,084)	13,248	10,092
Loss before income taxes	(423,153)	(155,235)	(49,505)	(21,571)	(15,400)
Income tax (benefit) expense	(39,355)	(21,473)	100,911	(17,983)	(9,858)
Loss from continuing operations	(383,798)	(133,762)	(150,416)	(3,588)	(5,542)
(Loss) income from discontinued operations	—	(6,215)	(19,077)	5,022	54,131
Net (loss) income attributable to common stockholders	$(383,798)	$(139,977)	$(169,493)	$1,434	$48,589

Basic (loss) income per common share:
Loss from continuing operations	$(5.84)	$(2.07)	$(2.48)	$(0.07)	$(0.11)
(Loss) income from discontinued operations	—	(0.10)	(0.31)	0.09	1.06
Net (loss) income - basic	$(5.84)	$(2.16)	$(2.79)	$0.03	$0.95
Diluted (loss) income per common share:
Loss from continuing operations	$(5.84)	$(2.47)	$(2.48)	$(0.07)	$(0.11)
(Loss) income from discontinued operations	—	(0.10)	(0.31)	$0.09	$1.06
Net (loss) income - diluted	$(5.84)	$(2.57)	$(2.79)	$0.03	$0.95
Shares used to compute net (loss) income per common share:
Basic	65,686	64,741	60,704	53,364	51,146
Diluted	65,686	65,311	60,704	53,364	51,146

	As of
	September 27, 2019	September 28, 2018	September 29, 2017	September 30, 2016	October 2, 2015
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$75,519	$94,676	$130,104	$332,977	$122,312
Working capital	323,746	351,856	445,778	520,794	312,743
Total assets	1,105,574	1,482,495	1,637,123	1,188,551	860,834
Long-term debt and capital leases, less current portion	684,778	687,395	678,746	576,345	335,087
Stockholders’ equity	$313,896	$668,675	$777,374	$462,784	$424,533
_______________________________________________________________________________________________________

(1)
See Results of Operations in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Statements of Operations and our Notes to Consolidated Financial Statements for additional information for fiscal years 2019, 2018 and 2017 in Item 8 - Financial Statements and Supplementary Data.

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

OVERVIEW
We design and manufacture semiconductor products for Data Center, Telecommunications and Industrial and Defense applications. Headquartered in Lowell, Massachusetts, we have more than 65 years of application expertise, with silicon, gallium arsenide and indium phosphide fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 8,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, wireless basestations, high capacity optical networks, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and FTTx/PON; (2) Data Centers, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications.
See "Item 1 - Business" for additional information.

Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September with fiscal years 2019, 2018 and 2017 each consisting of 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year.
Description of Our Revenue
Revenue. Substantially all of our revenue is derived from sales of high-performance RF, microwave and millimeterwave semiconductor products. We design, integrate, manufacture and package differentiated product solutions that we sell to customers through our direct sales organization, our network of independent sales representatives and distributors.
We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop custom and standard products and solutions that can be driven across multiple growth markets;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling our dozens of product lines;

•
introducing new products through internal development and acquisitions with market reception that command higher prices based on the application of advanced technologies, added features, higher levels of integration and improved performance; and

•	continued growth in the demand for high-performance analog and optical semiconductors in our three primary markets in particular.
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: Data Center, Telecom and I&D. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from our strength in these markets.
We expect our revenue in the Data Center market to be driven by the adoption of cloud-based components and the migration to an application centric architecture, which we expect will drive adoption of higher speed optical and photonic components.
We expect our revenue in the Telecom market to be driven by 5G, with continued upgrades and expansion of communications equipment to support mobile computing devices such as smartphones and tablets, increasing adoption of our high performance RF, millimeterwave, optical and photonic components.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles ("GAAP") in the U.S., requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; warranty reserves; share-based compensation valuations and income taxes.
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
Our goodwill impairment assessment requires management to make assumptions and to apply judgment to items such as the determination of the reporting unit.
We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach. In measuring the fair value, we utilize a number of valuation techniques. The valuation of the identifiable assets and liabilities includes assumptions such as projected revenue, royalty rates, weighted average cost of capital, discount rates and estimated useful lives. These assessments can be significantly affected by our judgments.
Significant management judgment is required in our valuation of long-lived asset groups when assessing for potential impairment. These analyses are based on the creation of forecasts of future operating results that are used in the valuation, including estimation of (i) future cash flows, (ii) the long-term rate of growth for our business, (iii) the useful life over which cash flows will occur, (iv) terminal values, if applicable and (v) the determination of our weighted average cost of capital, which is used to determine the discount rate. It is possible that these forecasts may change and our projections included in our forecasts of future results may prove to be inaccurate. If our actual results, or the forecasts and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges. Our forecasts could be adversely affected by, but not limited to, a change in strategy, the outcome of development activities or slowdown in our primary markets. The value of our long-lived asset groups could also be impacted by future adverse changes such as a decline in the valuation of technology company stocks, including the valuation of our common stock, or a significant slowdown in the worldwide economy or in the semiconductor industry.
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
We establish a product warranty liability at the time of revenue recognition. Product warranties generally have terms of twelve months and cover nonconformance with specifications and defects in material or workmanship. For sales to distributors, our warranty generally begins when the product is resold by the distributor. The liability is based on estimated costs to fulfill customer product warranty obligations and utilizes historical product failure rates. Should actual warranty obligations differ from estimates, revisions to the warranty liability may be required.
We account for share-based compensation arrangements using the fair value method as described in Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in this Annual Report. There are a significant number of estimates and assumptions required for the initial valuation as well as for the ongoing valuation of certain share-based compensation items. These estimates may vary significantly and the assumptions may not be accurate resulting us to make adjustments to historically recorded balances.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We provided valuation allowances for certain of our deferred tax assets, where it is more likely than not that some portion, or all of such assets, will not be realized.
The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
Historically, we have not experienced material differences in our estimates and actual results.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.

RESULTS OF OPERATIONS
As discussed in Note 23 - Divested Businesses and Discontinued Operations to our Consolidated Financial Statements included in this Annual Report, we have adjusted certain amounts associated with discontinued operations in our results of operations, cash flows and assets and liabilities for all periods presented.
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2019	2018	2017

Revenue	$499,708	$570,398	$698,772
Cost of revenue (1) (4) (7)	279,000	324,692	371,888
Gross profit	220,708	245,706	326,884
Operating expenses:
Research and development (1)	163,469	177,713	147,986
Selling, general and administrative (1) (3) (5) (8)	153,286	161,673	187,886
Impairment charges (7)	264,786	6,575	4,352
Restructuring charges (9)	19,543	6,265	2,744
Total operating expenses	601,084	352,226	342,968
Loss from operations	(380,376)	(106,520)	(16,084)
Other (expense) income:
Warrant liability gain (expense) (2)	765	27,646	(2,522)
Interest expense	(35,803)	(31,338)	(28,855)
Other expense, net (6) (10)	(7,739)	(45,023)	(2,044)
Other expense, net	(42,777)	(48,715)	(33,421)
Loss before income taxes	(423,153)	(155,235)	(49,505)
Income tax (benefit) expense	(39,355)	(21,473)	100,911
Loss from continuing operations	(383,798)	(133,762)	(150,416)
Loss from discontinued operations (5) (6)	—	(6,215)	(19,077)
Net loss	$(383,798)	$(139,977)	$(169,493)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2019	2018	2017
(a) Intangible amortization expense:
Cost of revenue	$29,847	$33,429	$30,286
Selling, general and administrative	44,872	48,265	35,456
(b) Share-based compensation expense:
Cost of revenue	2,936	3,869	3,189
Research and development	8,551	13,448	10,565
Selling, general and administrative	12,305	14,620	22,581

(2)	Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value.

(3)
Includes specific litigation costs of $0.2 million, $3.5 million and $2.3 million incurred in fiscal years 2019, 2018 and 2017, respectively, primarily related to a now settled lawsuit against Infineon Technologies Americas Corporation and Infineon Technologies AG.

(4)	In fiscal years 2018 and 2017, includes approximately $0.2 million and $43.2 million, respectively, of costs for step-up in valuation of acquired business inventories to fair value.

(5)
Includes change in control payments associated with the AppliedMicro Acquisition of $21.3 million for fiscal year 2017, of which $12.0 million was recorded as selling, general and administrative expenses and $9.3 million was recorded as discontinued operations.

(6)	See Note 23 - Divested Business and Discontinued Operations to the Consolidated Financial Statements included in this Annual Report for additional information.

(7)
Impairment charges in fiscal year 2019 include $264.8 million for impairment of customer relationship and acquired technology intangible assets as well as equipment. In fiscal year 2018, impairment charges include $6.6 million related to property and equipment and other assets designated for future use with ZTE, and cost of revenue includes $2.5 million related to inventory designated for future sale to ZTE. Additionally, cost of revenue includes inventory charges of $17.2 million associated with certain production and product line exits during fiscal year 2018. Impairment related charges of $4.4 million during fiscal year 2017 related to the revaluation of in-process research and development ("IPR&D") technology placed in service during the fiscal year. See Note 17 - Impairments to the Consolidated Financial Statements included in this Annual Report for additional information.

(8)	Includes acquisition and transaction related costs of $10.9 million associated with the AppliedMicro Acquisition during fiscal year 2017.

(9)	See Note 15 - Restructurings, to the Consolidated Financial Statements included in the Annual Report for additional information.

(10)
Includes $7.5 million and $10.4 million of losses for fiscal years 2019 and 2018, respectively, associated with our equity method investment in Compute based on our proportionate share of the losses of Compute, as well as a $34.3 million loss on disposal of the LR4 business in fiscal year 2018. See Note 5 - Investments, Note 23 - Divested Business and Discontinued Operations and Note 25 - Supplemental Cash Flow Information to the Consolidated Financial Statements included in this Annual Report for additional information.

The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.8	56.9	53.2
Gross profit	44.2	43.1	46.8
Operating expenses:
Research and development	32.7	31.2	21.2
Selling, general and administrative	30.7	28.3	26.9
Impairment charges	53.0	1.2	0.6
Restructuring charges	3.9	1.1	0.4
Total operating expenses	120.3	61.8	49.1
Loss from operations	(76.1)	(18.7)	(2.3)
Other (expense) income:
Warrant liability gain (expense)	0.2	4.8	(0.4)
Interest expense, net	(7.2)	(5.5)	(4.1)
Other expense	(1.5)	(7.9)	(0.3)
Total other expense, net	(8.6)	(8.5)	(4.8)
Loss before income taxes	(84.7)	(27.2)	(7.1)
Income tax (benefit) expense	(7.9)	(3.8)	14.4
Loss from continuing operations	(76.8)	(23.5)	(21.5)
Loss from discontinued operations	—	(1.1)	(2.7)
Net loss	(76.8)%	(24.5)%	(24.3)%
Comparison of Fiscal Year Ended September 27, 2019 to Fiscal Year Ended September 28, 2018
Revenue. In fiscal year 2019, our revenue decreased by $70.7 million, or 12.4%, to $499.7 million from $570.4 million for fiscal year 2018.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2019	2018	% Change
Telecom	$180,938	$222,940	(18.8)%
Data Center	114,132	162,098	(29.6)%
Industrial & Defense	204,638	185,360	10.4%
Total	$499,708	$570,398	(12.4)%

Telecom	36.2%	39.1%
Data Center	22.8%	28.4%
Industrial & Defense	41.0%	32.5%
Total	100.0%	100.0%
In fiscal year 2019, our Telecom market revenue decreased by $42.0 million, or 18.8%, compared to fiscal year 2018. The decrease was primarily due to the full year effect of our May 2018 sale of the Japan-based long-range optical subassembly business (the "LR4

Business"), lower sales of carrier-based optical semiconductor products to our Asia customer base, as well as lower sales of products targeting fiber to the home applications.
In fiscal year 2019, our Data Center market revenue decreased by $48.0 million, or 29.6%, compared to fiscal year 2018. The decrease was primarily due to lower revenue related to sales of legacy optical products and lasers, partially offset by the recognition of $7.0 million of licensing revenue during the fiscal year ended September 27, 2019.
In fiscal year 2019, our I&D market revenues increased by $19.3 million, or 10.4%, compared to fiscal year 2018. The increase was related to higher revenue from sales across the product portfolio.
Gross profit. In fiscal year 2019, our gross profit decreased by $25.0 million, or 10.2%, compared to fiscal year 2018. Gross margin of 44.2% in fiscal year 2019 increased 110 basis points, compared to fiscal year 2018. Gross profit during 2019 was primarily impacted by lower fiscal year 2019 revenue, lower gross profit as a result of the May 2018 sale of our LR4 Business and higher inventory reserves primarily associated with Data Center products, partially offset by the recognition of $7.0 million of licensing revenue during fiscal year 2019.
Research and development. In fiscal year 2019, research and development expense decreased by $14.2 million, or 8.0%, to $163.5 million representing 32.7% of revenue, compared with $177.7 million, or 31.2% of revenue in fiscal year 2018. Research and development expense decreased in the 2019 period primarily as a result of lower compensation-related costs, lower share-based compensation, as well the closure of certain design facilities associated with restructuring actions. Research and development expense increased as a percentage of revenue due to the decrease in net revenue during fiscal year 2019.
Selling, general and administrative. In fiscal year 2019, selling, general and administrative expenses decreased by $8.4 million, or 5.2% to $153.3 million, or 30.7% of revenue, compared with $161.7 million, or 28.3% of revenue, for fiscal year 2018. Selling, general and administrative expenses decreased in the fiscal year 2019 period primarily due to lower share-based compensation, lower amortization expense, and lower other compensation-related costs as a result of restructuring actions. Selling, general and administrative expense increased as a percentage of revenue due to the decrease in net revenue during fiscal year 2019.
Impairment charges. In fiscal year 2019 impairment charges were $264.8 million, or 53.0% of revenue, primarily related to the $257.0 million impairment of intangible assets, as well as the impairment of $7.1 million impairment of equipment from construction in process that will not be placed in service. See Note 17 - Impairments to the Consolidated Financial Statements included in this Annual Report for additional information.
Restructuring charges. In fiscal year 2019, restructuring charges were $19.5 million, or 3.9% of our revenue, compared with $6.3 million, or 1.1% of our revenue, for fiscal year 2018. During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees or 20% and exiting seven development facilities in France, Japan, the Netherlands, Florida, Massachusetts, New Jersey and Rhode Island. We also committed to reducing certain development activities for one of our product lines, and will no longer invest in the design and development of optical modules and subsystems for Data Center applications. We incurred restructuring charges of $11.6 million in fiscal year 2019 under this plan, including $6.3 million of employee-related costs, $4.0 million of impairment of fixed assets and $1.3 million of other costs. We expect to incur restructuring costs of approximately $2.5 million to $3.4 million through fiscal year 2020 as we complete this restructuring action, which primarily consists of $2.6 million of employee related costs and $0.8 million of facility-related costs. We expect annual expense savings of approximately $50 million dollars, primarily in research and development expenses, once this plan is fully implemented.
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities ("Design Facilities Plan"). We incurred restructuring charges of $2.5 million in fiscal year 2019 under this plan, which primarily consists of $0.3 million of employee-related costs and $2.2 million of facility-related costs. We do not expect to incur further restructuring costs for the Design Facilities Plan.
During the fiscal quarter ended September 28, 2018, we committed to a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York ("Ithaca Plan"). For these facilities, we incurred restructuring charges of $5.5 million in fiscal year 2019, including $1.5 million of employee-related costs and $4.0 million of facility-related costs. We do not expect to incur further restructuring costs for the Ithaca Plan.
Refer to Note 15 - Restructurings in this Annual report on Form 10-K for additional information.
Warrant liability gain. In fiscal year 2019, we recorded a warrant gain of $0.8 million, or 0.2% of revenue, compared to a gain of $27.6 million, or 4.8% of revenue, for fiscal year 2018. The difference between periods were driven by a decrease in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
Provision for income taxes. In fiscal year 2019, the provision for income taxes was a benefit of $39.4 million, or 7.9% of revenue, compared to a benefit of $21.5 million, or 3.8% of revenue, for fiscal year 2018. The provision decreased primarily due to the immediate recognition of the current and deferred income tax effects totaling $39.8 million from an intra-entity transfer of a license for intellectual property to a higher taxed jurisdiction that received a tax basis step-up. For fiscal year 2018, the blended U.S. federal income tax rate was 24.5%. For fiscal year 2019, the U.S. federal income tax rate was 21%.

The difference between the U.S. federal income tax rate of 21% and our effective income tax rate of 9.3% for fiscal year 2019 was primarily impacted by the reduction of our NOLs from section 382 limitations, the immediate recognition of the current and deferred income tax effects of an intra-entity transfer of a license for intellectual property and the valuation allowance against our U.S. deferred tax assets. For fiscal year 2018, our effective income tax rate of 13.8% was primarily impacted by the Tax Act, partially offset by the valuation allowance against our U.S. deferred tax assets.
Comparison of Fiscal Year Ended September 28, 2018 to Fiscal Year Ended September 29, 2017
We acquired AppliedMicro on January 26, 2017 and certain assets of Picometrix on August 9, 2017, and we divested the Compute business on October 27, 2017 and our LR4 business on May 10, 2018. For additional information related to acquisitions and divestitures refer to Note 4 - Acquisitions and Note 23 - Divested Business and Discontinued Operations, respectively, in this Annual Report. Our annual Statements of Operations includes activity since the dates of acquisition for AppliedMicro and Picometrix and excludes activity for the Compute business and LR4 business after the date of the divestiture, representing less than twelve months of activity for AppliedMicro and Picometrix for the fiscal year ended September 29, 2017.
Revenue. In fiscal year 2018, our revenue decreased by $128.4 million, or 18.4%, to $570.4 million from $698.8 million for fiscal year 2017.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2018	2017	% Change
Telecom	$222,940	$340,022	(34.4)%
Data Center	162,098	172,481	(6.0)%
Industrial & Defense	185,360	186,269	(0.5)%
Total	570,398	698,772	(18.4)%

Telecom	39.1%	48.6%
Data Center	28.4%	24.7%
Industrial & Defense	32.5%	26.7%
Total	100.0%	100.0%
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
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 27, 2019 and September 28, 2018, respectively (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Cash and cash equivalents, beginning of period	$94,676	$130,104
Net cash provided by operating activities	20,700	36,293
Net cash used in investing activities	(33,891)	(67,119)
Net cash used in financing activities	(5,828)	(4,451)
Effect of exchange rates on cash balances	(138)	(151)
Cash and cash equivalents, end of period	$75,519	$94,676

Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2019 was $20.7 million and consisted of a net loss of $383.8 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $371.5 million plus changes in operating assets and liabilities of $33.0 million. Adjustments to reconcile our net loss to cash provided by operating activities of $371.5 million primarily included impairment charges of $273.6 million, depreciation and intangible amortization expense of $104.4 million, share-based compensation expense of $23.8 million, loss on minority equity investment of $7.5 million and amortization of deferred financing costs of $4.1 million, partially offset by an increase in deferred tax assets of $41.3 million. In addition, cash from operating assets and liabilities was $33.0 million for fiscal year 2019, primarily driven by a decrease in accounts receivable of $27.6 million related to lower revenue from the prior fiscal year, and a decrease in inventory of $15.0 million, partially offset by a decrease in accounts payable of $12.2 million related to timing of vendor payments. The fiscal year 2019 decrease in accounts receivable balances was primarily due to lower revenue compared to fiscal year 2018.

Our cash flow from operating activities for fiscal year 2018 was $36.3 million and consisted of a net loss of $140.0 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $153.7 million plus changes in operating assets and liabilities of $22.6 million. Adjustments to reconcile our net income to cash provided by operating activities of $153.7 million primarily included depreciation and intangible amortization expense of $112.4 million, loss on disposition of business of $34.3 million, share-based compensation expense of $31.9 million, loss on minority equity investment of $10.4 million and impairment related charges of $9.1 million, partially offset by a warrant liability gain of $27.6 million. In addition, cash from operating assets and liabilities was $22.6 million for fiscal year 2018, primarily driven by a decrease in accounts receivable of $38.7 million, partially offset by an increase in prepaid expenses and other assets of $10.6 million, a decrease in income taxes payable of $3.1 million, a decrease in accounts payable of $2.6 million and an increase in inventory of $2.2 million. Inventory increases during fiscal year 2018 were expected to support anticipated customer demand and were net of production and product line exit write-offs and divested businesses. The fiscal year 2018 decrease in accounts receivable balances was primarily due to lower revenue compared to fiscal year 2017.
Cash Flow from Investing Activities:
Our cash flow used by investing activities for fiscal year 2019 consisted primarily of $174.1 million in purchases of short-term investments and capital expenditures of $38.0 million, partially offset by received proceeds of $173.0 million related to the sale of short-term investments and $5.5 million related to the sale of assets.
Our cash flow used by investing activities for fiscal year 2018 consisted primarily of $114.5 million in purchases of short-term investments, capital expenditures of $53.0 million and a $5.0 million equity investment, partially offset by received proceeds of $100.4 million related to the sale of short-term investments and $5.0 million from the sale of the LR4 business.
Cash Flow from Financing Activities:
During fiscal year 2019, our cash used in financing activities of $5.8 million was primarily related to $6.9 million of principal payments associated with our Term Loans (as defined in Note 10 - Debt to our Consolidated Financial Statements included in this Annual Report) and $4.1 million in purchases of stock associated with employee tax withholdings, partially offset by $7.2 million of proceeds from stock option exercises and employee stock purchases.
During fiscal year 2018, our cash used in financing activities of $4.5 million was primarily related to $6.9 million of principal payments associated with our Term Loans and $6.8 million in purchases of stock associated with employee tax withholdings, partially offset by $7.0 million of proceeds from stock option exercises and employee stock purchases and $4.0 million of proceeds from the sale of our corporate headquarters facility.
Liquidity
As of September 27, 2019, we held $75.5 million of cash and cash equivalents, primarily deposited with financial institutions as well as $101.2 million of liquid short-term investments. The undistributed earnings of our foreign subsidiaries, other than our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary ("Cayman Islands subsidiary"), are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. During fiscal year 2019 we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 27, 2019, cash held by our indefinitely reinvested foreign subsidiaries was $26.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of September 27, 2019 we had $160.0 million in borrowing capacity under our Revolving Facility (as defined in Note 10 - Debt to our Consolidated Financial Statements included in this Annual Report).
We plan to use our remaining available cash and cash equivalents, short-term investments, and as deemed appropriate our borrowing capacity under our Revolving Facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments, cash generated from operations and borrowing availability under our Revolving Facility will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 27, 2019, we had no material transactions that meet the definition of an off-balance sheet arrangement required to be disclosed pursuant to SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities as of September 27, 2019 (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt (1)	$672,971	$6,885	$13,770	$652,316	$—
Interest Payments on Long-term Debt (1)	133,752	29,263	57,467	47,022	—
Capital Leases (3)	28,881	1,084	2,110	1,840	23,847
Estimated Interest Payments on Capital Leases (3)	26,241	2,216	4,117	3,828	16,080
Operating Lease Obligations (2)	54,729	9,987	16,680	11,624	16,438
Purchase Commitments (4)	68,631	63,898	4,689	44	—
Total Contractual Cash Obligations	$985,205	$113,333	$98,833	$716,674	$56,365
________________________________________________________________________________________________________

(1)	Our Term Loans will mature in May 2024. See Note 10 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.

(2)
We have non-cancelable operating lease agreements for office, research, development and manufacturing space in the U.S. and certain foreign locations. We also have operating leases for certain equipment and services. These lease agreements expire at various dates through 2029 and certain agreements contain provisions for extension at substantially the same terms as currently in effect.

(3)	See Note 11 - Capital Lease and Financing Obligations to the Consolidated Financial Statements included in this Annual Report for additional information.

(4)	We have purchase commitments primarily for capital equipment, services and inventory supply arrangements. Approximately $40.6 million is non-cancelable.
As of September 27, 2019, we estimated $1.8 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could materially change in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
As of September 27, 2019, we recorded $0.3 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when and if such amounts will be paid.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 27, 2019.
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
Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of September 27, 2019, we had $673.0 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.7 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the "Company") as of September 27, 2019 and September 28, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended September 27, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment - Long-Lived Assets - Refer to Notes 2 and 17 to the financial statements
Critical Audit Matter Description
The Company evaluates long-lived assets, which includes property, plant, and equipment and definite-lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. In fiscal year 2019, the Company recorded impairment charges of $264.8 million, including $219.9 million related to customer relationships, $37.1 million related to acquired technology and $7.8 million related to property, plant and equipment, primarily as a result of restructuring actions initiated during the year.

The determination and valuation of long-lived asset groups, specifically the customer relationship and acquired technology intangible assets, require significant management judgments when assessing for potential impairment. These analyses are based on the creation of forecasts of future operating results that are used in the valuation for each identified asset group which requires management to make significant estimates and assumptions related to (1) forecasted revenue used in the future cash flows and (2) the determination of the discount rate. Changes in these assumptions and judgments could have a significant impact on either the fair value, the amount of any impairment charge, or both for the identified asset groups.

We identified the valuation of the long-lived asset groups as a critical audit matter because of the significant estimates and assumptions management makes to determine the asset groups and to estimate the valuation of the customer relationships and acquired technology. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists with quantitative and modeling expertise when performing audit procedures to evaluate the reasonableness of management’s determination of the asset groups and forecasts of future operating results, including estimation of (1) forecasted revenue, particularly related to those new product lines that do not have historical experience, and (2) the determination of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the long-lived asset group, including management’s determination of the asset groups and forecasts of future operating results included the following, among others:

•
We tested the effectiveness of controls over the valuation of long-lived assets, including those controls over the identification of asset groups and the review of (1) the forecasted revenue, particularly related to those new product lines that do not have historical experience, and (2) the determination of the discount rate.

•
We evaluated the appropriateness of management’s conclusions regarding the identification of asset groups by holding discussions with senior financial and operating management to gain an understanding of the strategic plans for the business, assess the impact of recent changes within the business, and review available discrete financial information.

•	We evaluated the forecasted revenue, particularly related to those new product lines that do not have historical experience, by performing the following procedures:

•
We obtained an understanding of the key assumptions used in the revenue forecast and corroborated the reasonableness of those assumptions by comparing it to (1) historical revenues, (2) internal communications with management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•
Due to the lack of historical experience available for certain new product lines, we evaluated the reasonableness of management’s revenue forecasts of the new product lines by comparing the forecasts to (1) internal communications to management and the board of directors, (2) customer produced forecasted demand, and (3) industry reports containing analyses of the Company’s and its competitor’s products.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

•	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the discount rate selected by management.
Inventories - Excess Quantities and Obsolescence Reserve - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of September 27, 2019, the Company has inventories of $107.9 million, net of excess quantities and obsolescence reserves.

We identified the reserve for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify and to record the reserve, including the determination of expected demand especially when considering the cyclical nature of the semiconductor industry. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions including expected demand.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:

•
We tested the effectiveness of controls over inventory, including those over the estimation of reserves for excess quantities and obsolescence and the review of any adjustments to the reserve methodology.

•
We selected a sample of inventory parts and performed corroborative inquiry with product line managers associated with the selected part to corroborate our understanding of the expected demand of the part including future sales plans, product life cycle, and utilization in other products.

•
We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business were consistent with the reserves as it relates to expected demand.

•	We performed a retrospective review on the prior year inventory reserve, including the prior year expected demand, and compared it to current year activity.

•
We compared the Company’s inventory reserve assumptions to events and trends discussed in industry and analyst reports, recent press releases from the Company’s major customers (including financial information), and other industry data. In addition, we also considered any changes within the business including restructuring events and strategic changes.

Income Taxes - Intra-entity transfer of a license for intellectual property - Refer to Note 19 to the financial statements
Critical Audit Matter Description
During the year ended September 27, 2019, the Company completed an intra-entity transfer of a license for intellectual property to a higher tax jurisdiction. The Company determined there was an incremental tax basis due to the intra-entity transfer and recognized a deferred tax asset and related income tax benefit of $39.8 million based upon the tax basis step-up to the intellectual property’s current fair value.

We identified management’s determination of the tax basis resulting from the intra-entity transfer of a license for intellectual property to be a critical audit matter because of the significant judgments and estimates management made related to the interpretation and application of tax laws in the applicable jurisdiction. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax and fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s determination of the tax basis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the tax basis resulting from intra-entity transfer of a license for intellectual property, include the following, among others:

•
We tested the effectiveness of controls over the intra-entity transfer of a license for intellectual property, including management’s review of the underlying agreements, estimation of fair value, and the tax laws applicable to the transfer of a license for intellectual property.

•
With the assistance of our income tax and fair value specialists, we evaluated the tax basis of the intra-entity transfer based upon applicable tax laws and evaluated the reasonableness of management’s conclusions.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 25, 2019

We have served as the Company’s auditor since 2010.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands)

	September 27, 2019	September 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$75,519	$94,676
Short-term investments	101,226	98,221
Accounts receivable (less allowances of $5,047 and $6,795, respectively)	69,790	97,375
Inventories	107,880	122,837
Income tax receivable	16,661	17,601
Assets held for sale	—	4,840
Prepaid and other current assets	27,506	23,311
Total current assets	398,582	458,861
Property, plant and equipment, net	132,647	149,923
Goodwill	314,727	314,076
Intangible assets, net	181,228	512,785
Deferred income taxes	43,812	2,272
Other investments	23,613	31,094
Other long-term assets	10,965	13,484
Total assets	$1,105,574	$1,482,495
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,084	$467
Current portion long-term debt	6,885	6,885
Accounts payable	24,822	41,951
Accrued liabilities	39,908	49,945
Deferred revenue	2,137	7,757
Total current liabilities	74,836	107,005
Leases payable, less current portion	29,506	29,023
Long-term debt, less current portion	655,272	658,372
Warrant liability	12,364	13,129
Other long-term liabilities	19,068	5,902
Deferred income taxes	632	389
Total liabilities	791,678	813,820
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 66,177 and 65,202 shares issued and 66,154 and 65,179 shares outstanding as of September 27, 2019 and September 28, 2018, respectively, of which 0 and 6 shares, respectively, are subject to forfeiture	66	65
Treasury Stock, at cost, 23 shares as of both September 27, 2019 and September 28, 2018	(330)	(330)
Accumulated other comprehensive income	4,358	2,188
Additional paid-in capital	1,101,576	1,074,728
Accumulated deficit	(791,774)	(407,976)
Total stockholders' equity	313,896	668,675
Total liabilities and stockholders' equity	$1,105,574	$1,482,495
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2019	2018	2017
Revenue	$499,708	$570,398	$698,772
Cost of revenue	279,000	324,692	371,888
Gross profit	220,708	245,706	326,884
Operating expenses:
Research and development	163,469	177,713	147,986
Selling, general and administrative	153,286	161,673	187,886
Impairment charges	264,786	6,575	4,352
Restructuring charges	19,543	6,265	2,744
Total operating expenses	601,084	352,226	342,968
Loss from operations	(380,376)	(106,520)	(16,084)
Other (expense) income:
Warrant liability gain (expense)	765	27,646	(2,522)
Interest expense, net	(35,803)	(31,338)	(28,855)
Other expense	(7,739)	(45,023)	(2,044)
Total other expense, net	(42,777)	(48,715)	(33,421)
Loss before income taxes	(423,153)	(155,235)	(49,505)
Income tax (benefit) expense	(39,355)	(21,473)	100,911
Loss from continuing operations	(383,798)	(133,762)	(150,416)
Loss from discontinued operations	—	(6,215)	(19,077)
Net loss	$(383,798)	$(139,977)	$(169,493)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(5.84)	$(2.07)	$(2.48)
Loss from discontinued operations	—	(0.10)	(0.31)
Loss per share - basic	$(5.84)	$(2.16)	$(2.79)
Diluted loss per share:
Loss from continuing operations	$(5.84)	$(2.47)	$(2.48)
Loss from discontinued operations	—	(0.10)	(0.31)
Loss per share - diluted	$(5.84)	$(2.57)	$(2.79)
Shares used:
Basic	65,686	64,741	60,704
Diluted	65,686	65,311	60,704
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Years
	2019	2018	2017
Net loss	$(383,798)	$(139,977)	$(169,493)
Unrealized gain (loss) on short-term investments, net of tax	477	(287)	(63)
Foreign currency translation gain (loss), net of tax	1,693	(502)	(5,999)
Other comprehensive income (loss), net of tax	2,170	(789)	(6,062)
Total comprehensive loss	$(381,628)	$(140,766)	$(175,555)
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance - September 30, 2016	53,709	$54	(23)	$(330)	$9,039	$551,509	$(97,488)	$462,784
Stock option exercises	234	—	—	—	—	3,117	—	3,117
Vesting of restricted common stock and units	984	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	145	—	—	—	—	5,164	—	5,164
Shares repurchased for tax withholdings on restricted stock awards	(382)	—	—	—	—	(18,534)	—	(18,534)
Share-based compensation	—	—	—	—	—	36,335	—	36,335
Shares issued in connection with the AppliedMicro acquisition including converted equity awards	9,589	10	—	—	—	465,072	—	465,082
Equity issuance costs	—	—	—	—	—	(1,019)	—	(1,019)
Other comprehensive loss, net of tax	—	—	—	—	(6,062)	—	—	(6,062)
Net loss	—	—	—	—	—	—	(169,493)	(169,493)
Balance at September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock option exercises	27	—	—	—	—	76	—	76
Vesting of restricted common stock and units	906	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	306	—	—	—	—	6,881	—	6,881
Shares repurchased for tax withholdings on restricted stock awards	(316)	—	—	—	—	(6,828)	—	(6,828)
Share-based compensation	—	—	—	—	—	31,937	—	31,937
Other comprehensive loss, net of tax	—	—	—	—	(789)	—	—	(789)
Net loss	—	—	—	—	—	—	(139,977)	(139,977)
Balance at September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Stock option exercises	119	—	—	—	—	1,608	—	1,608
Vesting of restricted common stock and units	673	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	422	—	—	—	—	5,585	—	5,585
Shares repurchased for tax withholdings on restricted stock awards	(239)	—	—	—	—	(4,137)	—	(4,137)
Share-based compensation	—	—	—	—	—	23,792	—	23,792
Other comprehensive income, net of tax	—	—	—	—	2,170	—	—	2,170
Net loss	—	—	—	—	—	—	(383,798)	(383,798)
Balance at September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383,798)	$(139,977)	$(169,493)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and intangible amortization	104,418	112,383	92,998
Share-based compensation	23,792	31,937	36,335
Warrant liability (gain) expense	(765)	(27,646)	2,522
Acquired inventory step-up amortization	—	224	44,022
Deferred financing costs amortization and write offs	4,061	4,587	3,373
Acquisition prepaid compensation amortization	—	—	506
Loss (gain) from disposition of business	—	34,343	(25,520)
Deferred income taxes	(41,297)	(16,528)	92,171
Impairment related charges	273,572	9,143	4,352
Loss on minority equity investment	7,481	10,406	—
Changes in assets held for sale from discontinued operations	—	(6,644)	218
Other adjustments, net	194	1,463	2,400
Change in operating assets and liabilities:
Accounts receivable	27,585	38,679	(15,754)
Inventories	14,964	(2,166)	(4,094)
Prepaid expenses and other assets	3,419	(10,585)	1,126
Accounts payable	(12,220)	(2,609)	3,449
Accrued and other liabilities	(2,486)	2,347	(15,176)
Income taxes	1,780	(3,064)	7,615
Net cash from operating activities	20,700	36,293	61,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net	(375)	(1,000)	(270,008)
Purchases of property and equipment	(37,963)	(53,044)	(32,804)
Proceeds from sale of assets	5,541	1,274	215
Proceeds from sales and maturities of short-term investments	173,020	100,375	44,555
Purchases of short-term investments	(174,114)	(114,461)	(105,048)
Purchases of other investments	—	(5,000)	—
Proceeds associated with divested business and discontinued operations	—	4,737	25,520
Net cash used in investing activities	(33,891)	(67,119)	(337,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	7,193	6,957	8,281
Payments on notes payable	(6,885)	(6,885)	(4,747)
Payments of capital leases and assumed debt	(1,421)	(713)	(1,137)
Repurchase of common stock- tax withholdings on equity awards	(4,137)	(6,828)	(18,534)
Proceeds from corporate facility financing obligation	—	4,000	—
Payments of financing costs	—	(505)	(9,077)
Proceeds from notes payable	—	—	96,558
Other adjustments, net	(578)	(477)	2,309
Net cash (used in) from financing activities	(5,828)	(4,451)	73,653
Foreign currency effect on cash	(138)	(151)	(6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,157)	(35,428)	(202,873)
CASH AND CASH EQUIVALENTS — Beginning of year	$94,676	$130,104	332,977
CASH AND CASH EQUIVALENTS — End of year	$75,519	$94,676	$130,104

Supplemental disclosure of non-cash activities (See Note 25 - Supplemental Cash Flow Information)
Issuance of common stock in connection with the AppliedMicro Acquisition (See Note 3 - Acquisitions)	$—	$—	$465,082
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
MACOM Technology Solutions Holdings, Inc. (the "Company") was incorporated in Delaware on March 25, 2009. We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the RF, microwave, millimeterwave and lightwave spectrum. We design, develop, manufacture and have manufactured differentiated, high-value products for customers who demand high performance, quality and reliability.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation, Basis of Presentation and Reclassification—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal years 2019, 2018 and 2017 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter.
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
Divested Businesses and Discontinued Operations—In the first quarter of fiscal year 2018, we divested AppliedMicro's compute business (the "Compute business"). The operating results of the Compute business are reflected in discontinued operations. In the third quarter of fiscal year 2018, we divested our Japan-based long-range optical subassembly business (the "LR4 business"). The operating results of the LR4 business have been reflected in our continuing operations up through the May 10, 2018 sale date, with the $34.3 million loss on disposal recorded as other expense. See Note 23 - Divested Business and Discontinued Operations for additional information.
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
Cash and Cash Equivalents—Cash equivalents are primarily composed of short-term, highly-liquid instruments with an original maturity of 90 days or less and consist primarily of money market funds.
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
Other investments: We use the equity method to account for investments in companies if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our proportionate share of the net income (loss) resulting from these investments are reported within the Other expense line in our Consolidated Statements of Operations.

The carrying value of our equity method investment is reported in Other investments in our Consolidated Balance Sheets. Our equity method investment is reported at cost and adjusted each period for our share of the investee’s income or loss and dividends paid, if any, as well as any changes attributable to the equity of the investee that would impact our ownership.
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method and reported in Other investments in our Consolidated Balance Sheets.
We have elected that our cost method investments, which do not have readily determinable fair values and do not qualify for the practical expedient under Accounting Standards Codification ("ASC") 820, Fair Value Measurement, are carried at cost less any impairment. The investments do not have readily determinable fair values and are periodically evaluated for impairment. An impairment loss would be recorded whenever there is a decline in value of an investment below its carrying amount that is determined to be other than temporary.
Refer to Note 5 - Investments, for additional information.
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
Property, Plant and Equipment—Property, plant and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements that significantly extend the useful life of the assets are capitalized as additions to property and equipment.
Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life (In Years)
Buildings and improvements	20 – 40
Capital lease assets	5 - 20
Computer equipment and software	2 – 5
Furniture and fixtures	7 – 10
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	2 – 7

Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization; these are reviewed for impairment annually as of the end of our August fiscal month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the carrying value of the reporting unit to the fair value of the Company. For our assessment of in-service indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. For indefinite-lived assets not in service, such as in-process research and development, we perform both qualitative and quantitative assessments using an assumption of "more likely than not" to determine if there are any impairment indicators. If impairment exists, a loss is recorded to write down the value of the assets to their implied fair values. During the fiscal year ended September 29, 2017, we recorded impairment charges related to indefinite-lived intangible assets. See Note 17 - Impairments, for further detail of these impairment charges. There were no significant expenses related to abandoned in-process research and development projects in any other period presented.
Long-Lived Asset Valuation and Impairment Assessment—Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization. We evaluate long-lived assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset or asset group, significant adverse changes in the business climate or legal factors, the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not, be sold or disposed of significantly before the end of its previously estimated useful life.
In evaluating a long-lived asset for recoverability, we estimate the undiscounted cash flows expected to result from our use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In fiscal year 2019, we recorded impairment charges primarily as a result of restructuring actions initiated during the year. In fiscal year 2018, we recorded impairment charges related to property and equipment and other assets designated for future use with Zhongxing Telecommunications Equipment Corporation ("ZTE"), as a result of the Bureau of Industry and Security ("BIS") denial order on April 15, 2018. There were no impairments of long-lived assets in fiscal year 2017. See Note 17 - Impairments, for further detail of these impairment charges. Intangible assets related to in-process research and development acquired are not amortized until the underlying asset begins revenue-generating activity, at which time it is amortized over its estimated useful life. Intangibles related to abandoned in-process research and development projects are expensed in the period the project is abandoned.
Other Intangible Assets—Our other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. We amortize definite-lived assets over their estimated useful lives, which range from five to fourteen years, generally based on the pattern over which we expect to receive the economic benefit from these assets.
Revenue Recognition—Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeterwave and lightwave semiconductor solutions into three primary markets: Telecom, Data Centers and I&D.
In fiscal years 2018 and 2017, we recognized revenue under Accounting Standards Codification ("ASC") 605, Revenue Recognition, when: (i) persuasive evidence of an arrangement existed; (ii) delivery or services had been rendered; (iii) the price was fixed or determinable; and (iv) collectability was reasonably assured. We recognized revenue with the transfer of title and risk of loss and provided for reserves for returns and other allowances.
In fiscal year 2019, we recognized revenue within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. Sales, value add and other taxes collected on behalf of third parties are excluded from revenue. Our revenue arrangements do not contain significant financing components.
Contracts with our customers principally contain only one distinct performance obligation, which is the sale of products. However, due to multiple products potentially being sold on a single order, we are required to allocate consideration based on the estimated relative standalone selling prices of the promised products.
Periodically, we enter into non-product development and license contracts with certain customers. We generally recognize revenue from these contracts over-time as services are provided based on the terms of the contract. Revenue is deferred for amounts billed or received prior to delivery of the services. Certain contracts may contain multiple performance obligations for which we allocate revenue to each performance obligation based on the relative stand-alone selling price.
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
We have agreements with certain distribution customers which may include certain rights of return and pricing programs, including returns for aged inventory, stock rotation and price protection which affect the transaction price. Sales to these customers and programs offered are in accordance with terms set forth in written agreements, which require us to assess the potential revenue effects of this variable consideration utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. As such, revenue on sales to customers that include rights of return and pricing programs are recorded net of estimated variable consideration, utilizing the expected value method based on historical sales data. We believe that the judgments and estimates we utilize are reasonable based upon current facts and circumstances, however utilizing different judgments and estimates could result in different amounts.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant both at the date of adoption and as of September 27, 2019.
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
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense over the requisite service period of the award, which is generally the vesting period, using the straight-line method for service-based awards and the accelerated method for performance-based awards, and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the Consolidated Statements of Operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock awards with service conditions we use the closing stock price on the date of grant to estimate the fair value of the awards. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We use the Monte Carlo Simulation analysis to estimate the fair value of stock options and awards with market conditions, inclusive of assumptions for risk free interest rates, expected term, expected volatility and the target price. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using historical data. In addition, we calculate our estimated volatility using our historical stock price volatility data. In fiscal year 2018 we adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation ("ASU 2016-09"), and upon adoption we elected to account for forfeitures when they occur. Prior to the adoption of ASU 2016-09 the accounting for share-based compensation required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Share-based awards that are settled in cash are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award, and is recorded in operating income over the award’s vesting period. Changes in our payment obligation prior to the settlement date of a stock-based award are recorded as compensation expense in operating income in the period of the change. The final payment amount for such awards is established on the date of the exercise of the award by the employee.
Guarantees and Indemnification Obligations—We enter into agreements in the ordinary course of business with, among others, customers, distributors and OEMs. Most of these agreements require us to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to Company intellectual property require us to indemnify the other party against third-party claims alleging that the use of the licensed intellectual property infringes a third-party's intellectual property. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees in the form of warranties regarding the performance of Company products to customers.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 27, 2019 and September 28, 2018. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2019
We adopted ASU 2014-09, Revenue from Contracts with Customers, on September 29, 2018. The Financial Accounting Standards Board ("FASB") subsequently issued several amendments and updates to the new revenue standard. We refer to ASU 2014-09 and its related ASUs as "ASC 606". We applied ASC 606 using the modified retrospective method and elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. We have analyzed this effect and found the adoption of the new guidance did not have a material impact on our consolidated financial statements as of the adoption date. The reported results for our fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for our fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition.
We adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on September 29, 2018. In February 2018, the FASB issued further amendments to this guidance. This ASU amended the guidance on the classification and measurement of financial instruments. The new standard significantly revised an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
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
We adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, on September 29, 2018. This update provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Pronouncements for Adoption in Subsequent Periods
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). The FASB subsequently issued several amendments and updates to the new leasing standard. The new standard increases transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the Balance Sheet and disclosing key information about leasing arrangements. Under ASC 842, leases are classified as either operating or finance, based on criteria similar to current lease accounting, but without explicit bright lines. ASC 842 is effective for us as of September 28, 2019, and we will apply ASC 842 using the cumulative-effect adjustment on this date, with comparative periods presented in accordance with the previous guidance in ASC 840, Leases ("ASC 840"). We will use certain targeted transitional approaches that are intended to provide relief in implementing the new standard which allows us to not reassess previous accounting conclusions around whether arrangements are, or contain, leases; the classification of leases; and the treatment of initial direct costs. We will make an accounting policy election to exclude leases with an initial term of twelve months or less from the Balance Sheet similar to existing guidance for operating leases under ASC 840. We are currently assessing the impact that the adoption of ASC 842 will have on our consolidated financial statements. We currently expect a material impact to the Consolidated Balance Sheet in recognizing additional lease liabilities of $42.0 million to $46.0 million and right-of-use assets of $33.0 million to $37.0 million as of September 28, 2019, primarily related to our operating leases. We will provide enhanced disclosures about our leasing arrangements in our consolidated financial statements for future periods. We do not expect that the new standard will have a material impact on our Consolidated Statements of Operations or Cash Flows.
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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2019	2018	2017
Telecom	$180,938	$222,940	$340,022
Data Center	114,132	162,098	172,481
Industrial & Defense	204,638	185,360	186,269
Total	$499,708	$570,398	$698,772

	Fiscal Years
Revenue by Geographic Region	2019	2018	2017
United States	$239,510	$272,951	$265,038
China	132,329	159,763	206,136
Asia Pacific, excluding China (1)	80,136	79,581	170,826
Other Countries (2)	47,733	58,103	56,772
Total	$499,708	$570,398	$698,772

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand and the Philippines.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.
Contract Balances
We record contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Our contract liabilities primarily relate to deferred revenue, including advance consideration received from customers for contracts prior to the transfer of control to the customer, and therefore revenue is recognized upon delivery of products and services or as the services are performed.

The following table presents the changes in contract liabilities during fiscal year 2019 (in thousands):

	September 27, 2019	September 28, 2018	$ Change	% Change
Contract liabilities	$10,653	$7,757	$2,896	37%

As of September 27, 2019, approximately $8.5 million of our contract liabilities were recorded as other long-term liabilities on our Balance Sheet with the remainder recorded as deferred revenue. The increase in contract liabilities during the fiscal year ended September 27, 2019 was primarily from the deferral of revenue for funds received prior to when certain of our customers obtain control of the product or services, partially offset by the recognition of $7.0 million associated with a license contract.
During the fiscal year ended September 27, 2019, we recognized the following net sales as a result of changes in the contract liabilities balance (in thousands):

September 27, 2019
Net revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$7,646

4. ACQUISITIONS
Acquisition of Applied Micro Circuits Corporation— On January 26, 2017, we completed the acquisition of Applied Micro Circuits Corporation ("AppliedMicro"), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the "AppliedMicro Acquisition"). We acquired AppliedMicro in order to expand our business in enterprise and Cloud Data Center applications. In connection with the AppliedMicro Acquisition, we acquired all of the outstanding common stock of AppliedMicro for total consideration of $695.4 million, which included cash paid of $287.1 million, less $56.8 million of cash acquired, and equity issued at a fair value of $465.1 million. In conjunction with the equity issued, we granted vested out-of-the-money stock options and unvested restricted stock units to replace outstanding vested out-of-the-money stock options and unvested restricted stock units of AppliedMicro. The total fair value of granted vested out-of-money stock options and unvested restricted stock units was $14.5 million, of which $9.3 million was attributable to pre-combination service and was included in the total consideration transferred. We funded the AppliedMicro Acquisition with cash on hand and short-term investments. There were no transaction costs for the fiscal years ended September 27, 2019 and September 28, 2018, and during the fiscal year ended September 29, 2017, we recorded transaction costs of $11.9 million. We recorded transaction costs related to the acquisition in selling, general and administrative expense, except for $1.0 million related to equity issuance costs that were recorded to additional paid-in capital. The AppliedMicro Acquisition was accounted for as a stock purchase and the operations of AppliedMicro have been included in our consolidated financial statements since the date of acquisition.
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
In connection with the acquisition of AppliedMicro, we entered into a plan to divest a portion of AppliedMicro's business specifically related to its compute business (the "Compute business"). The divestiture of the Compute business was completed on October 27, 2017. See Note 23 - Divested Business and Discontinued Operations for further details of the divestiture.
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

We finalized the purchase accounting during the fiscal quarter ended December 29, 2017. The final purchase price allocation is as follows (in thousands):

Final Allocation

Current assets	$69,881
Intangible assets	412,848
Assets held for sale	40,944
Other assets	9,800
Total assets acquired	533,473

Liabilities held for sale	4,444
Other liabilities	18,278
Total liabilities assumed	22,722
Net assets acquired	510,751
Consideration:
Cash paid upon closing	230,298
Common stock issued	455,775
Equity instruments issued	9,307
Total consideration	$695,380
Goodwill	$184,629

The components of the acquired intangible assets were as follows (in thousands):

	Included In Assets Held For Sale	Included In Retained Business	Useful Lives (Years)
Developed technology	$9,600	$78,448	7 years
Customer relationships	—	334,400	14 years
	$9,600	$412,848

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

Fiscal Year Ended
September 29, 2017
Revenue	$755,728
Loss from continuing operations	(104,828)
Loss from discontinued operations	(43,734)

Acquisition of Assets of Picometrix LLC— On August 9, 2017, we completed the acquisition of certain assets of Picometrix LLC ("Picometrix"), a supplier of optical-to-electrical converters for Cloud Data Center infrastructure (the "Picometrix Acquisition"). We acquired Picometrix in order to expand our business in enterprise and Cloud Data Center applications. The purchase consideration was $33.5 million, comprised of an upfront cash payment of $29.5 million, and $4.0 million placed in escrow for potential satisfaction of certain indemnification obligations that may arise from the closing date through December 15, 2018. For the fiscal years ended September 27, 2019 and September 28, 2018, we recorded no transaction costs. For the fiscal year ended September 29, 2017, we recorded transaction costs of $0.2 million in selling, general and administrative expense. The Picometrix Acquisition was accounted for as an asset purchase business combination, and the operations of Picometrix have been included in our consolidated financial statements since the date of acquisition.
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
We finalized the purchase accounting during the fiscal quarter ended June 29, 2018. The final purchase price allocation is as follows (in thousands):

Final Allocation

Current assets	$6,287
Intangible assets	19,000
Other assets	3,220
Total assets acquired	28,507

Current liabilities	2,311
Other liabilities	465
Total liabilities assumed	2,776
Net assets acquired	25,731
Consideration:
Cash paid upon closing, net of cash acquired	33,500
Goodwill	$7,769

The pro forma financial information for fiscal year 2017, including revenue and net income, is immaterial, and has not been separately presented.
Other Acquisitions— On July 31, 2017, we completed the acquisition of certain assets of Antario Technologies, Inc. ("Antario") a privately-held company based in Taiwan and in California. The total cash consideration was approximately $5.8 million, of which $4.8 million was paid upon closing, and approximately $1.0 million was withheld for potential satisfaction of certain indemnification obligations that may arise from the closing date through July 31, 2018. We finalized the purchase accounting during the fiscal quarter ended December 29, 2017, which resulted in goodwill of $1.6 million and intangible assets, including acquired technology and customer relationships, of $4.1 million. The Antario transaction was accounted for as an asset purchase business combination and the operations have been included in our consolidated financial statements since the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of Antario are considered immaterial.
On May 26, 2017, we completed the acquisition of Triple Play Communications Corporation ("TPC") a privately-held company based in Melbourne, Florida. The total cash consideration was approximately $2.6 million, of which $2.2 million was paid upon closing, and approximately $0.4 million was withheld for potential satisfaction of certain indemnification obligations from the closing date through November 23, 2018. We finalized the purchase accounting during the fiscal quarter ended December 29, 2017, which resulted in goodwill of $3.7 million and intangible assets, including customer relationships, of $0.2 million. TPC was accounted for as a stock purchase business combination and the operations have been included in our consolidated financial statements since the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of TPC are considered immaterial.

5. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type as of September 27, 2019 and September 28, 2018 are summarized in the tables below (in thousands):

	September 27, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,578	$112	$(93)	$29,597
Commercial paper	71,646	1	(18)	71,629
Total investments	$101,224	$113	$(111)	$101,226

	September 28, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$28,731	$—	$(460)	$28,271
Commercial paper	69,966	—	(16)	69,950
Total investments	$98,697	$—	$(476)	$98,221

The contractual maturities of available-for-sale investments were as follows (in thousands):

September 27, 2019
Less than 1 year	$75,233
Over 1 year	25,993
Total investments	$101,226

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
We have determined that the gross unrealized losses on available for sale securities at September 27, 2019 and September 28, 2018 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. The techniques used to measure the fair value of our investments are described in Note 6 - Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of our fixed income securities are rated investment grade or better.
We received proceeds from sales of available-for-sale securities of $173.0 million and $100.4 million during the fiscal years 2019 and 2018, respectively. Such sales resulted in gross realized gains of $0.2 million and less than $0.1 million and gross realized losses of $0.2 million and $0.3 million during the fiscal years ended September 27, 2019 and September 28, 2018, respectively, which have been recorded within other expense.
Other Investments— As of September 27, 2019 and September 28, 2018 we held two non-marketable equity investments classified as other long-term investments.
One of these is a minority investment in a preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. This investment had a value of $5.0 million at the date of purchase and approximates the then current fair value. Since we do not have the ability to exercise significant influence or control over the investee we account for this investment at cost, which we evaluate for impairment at each balance sheet date and through September 27, 2019 no impairment has been recorded for this investment.
In addition, we have a minority investment of less than 20.0% of the outstanding equity of a privately held limited liability corporation ("Compute"). This investment was acquired in conjunction with the divestiture of the Compute business during the fiscal quarter ended December 29, 2017, had an initial value of $36.5 million and is accounted for using the equity method. We have no obligation to provide further funding to Compute. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute, as well as any changes in Compute's equity, utilizing the equity method. During fiscal years 2019 and 2018, we recorded $7.5 million and $10.4 million of losses associated with this investment as other expense in our Consolidated Statements of

Operations. The carrying value of this investment was $18.6 million and $26.1 million as of September 27, 2019 and September 28, 2018, respectively.
6. FAIR VALUE
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 27, 2019.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 27, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$261	$261	$—	$—
Commercial paper	71,629	—	71,629	—
Corporate bonds	29,597	—	29,597	—
Total assets measured at fair value	$101,487	$261	$101,226	$—
Liabilities
Warrant liability	12,364	—	—	12,364
Total liabilities measured at fair value	$12,364	$—	$—	$12,364

	September 28, 2018
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$253	$253	$—	$—
Commercial paper	69,950	—	69,950	—
Corporate bonds	28,271	—	28,271	—
Total assets measured at fair value	$98,474	$253	$98,221	$—
Liabilities
Contingent consideration	$585	$—	$—	$585
Warrant liability	13,129	—	—	13,129
Total liabilities measured at fair value	$13,714	$—	$—	$13,714

The quantitative information utilized in the fair value calculation of our Level 3 liabilities are as follows:

Liabilities	Valuation Technique	Unobservable Input	September 27, 2019	September 28, 2018
Contingent consideration	Discounted cash flow	Discount rate	N/A	9.2%
		Probability of achievement	N/A	90%
		Timing of cash flows	N/A	1 month
Warrant liability	Black-Scholes model	Volatility	61.4%	60.7%
		Discount rate	1.71%	2.81%
		Expected life	1.2 years	2.2 years
		Exercise price	$14.05	$14.05
		Stock price	$21.68	$20.60
		Dividend rate	—%	—%

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
The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2019
	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	September 27, 2019
Contingent consideration	$585	$65	$—	$(650)	$—
Warrant liability	$13,129	$(765)	$—	$—	$12,364

	Fiscal Year 2018
	September 29, 2017	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	September 28, 2018
Contingent consideration	$1,679	$(394)	$—	$(700)	$585
Warrant liability	$40,775	$(27,646)	$—	$—	$13,129

	Fiscal Year 2017
	September 30, 2016	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	September 29, 2017
Contingent consideration	$848	$180	$1,701	$(1,050)	$1,679
Warrant liability	$38,253	$2,522	$—	$—	$40,775

7. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Balance - beginning of year	$6,795	$9,410	$3,279
Provision, net	11,989	15,465	29,512
Charge-offs	(13,737)	(18,080)	(23,381)
Balance - end of year	$5,047	$6,795	$9,410

The balances at the end of fiscal years 2019, 2018 and 2017 are comprised primarily of compensation credits of $4.5 million, $6.3 million and $8.9 million, respectively.
8. INVENTORIES
Inventories consist of the following (in thousands):

	September 27, 2019	September 28, 2018
Raw materials	$59,184	$71,408
Work-in-process	13,799	13,466
Finished goods	34,897	37,963
Total	$107,880	$122,837

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	September 27, 2019	September 28, 2018
Construction in process	24,848	49,661
Machinery and equipment	175,696	174,638
Leasehold improvements	12,962	14,984
Furniture and fixtures	3,716	2,306
Capital lease assets	46,496	19,380
Computer equipment and software	18,116	17,317
Total property and equipment	281,834	278,286
Less accumulated depreciation and amortization	(149,187)	(128,363)
Property and equipment — net	$132,647	$149,923

Depreciation and amortization expense related to property and equipment for fiscal years 2019, 2018 and 2017 was $29.7 million, $30.7 million and $27.3 million, respectively. Accumulated depreciation on capital lease assets for fiscal years 2019 and 2018 was $5.3 million and $3.2 million, respectively.
See Note 17 - Impairments and Note 15 - Restructurings for information related to property and equipment impaired during fiscal year 2019.
10. DEBT
As of September 27, 2019, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA ("Goldman Sachs"), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of September 27, 2019, the Credit Agreement consisted of term loans with an original principal amount of $700.0 million ("Term Loans") and a revolving credit facility with an aggregate, undrawn borrowing capacity of $160.0 million ("Revolving Facility"). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of September 27, 2019, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$672,971	2.11%	2.25%	4.36%

As of September 27, 2019, approximately $8.0 million of deferred financing costs remain unamortized, of which $7.4 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying Consolidated Balance Sheet, and $0.6 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying Consolidated Balance Sheet.
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
As of September 27, 2019, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of September 27, 2019, the following remained outstanding on the Term Loans:

September 27, 2019
Principal balance	$672,971
Unamortized discount	(3,414)
Unamortized deferred financing costs	(7,400)
Total term loans	662,157
Current portion	6,885
Long-term, less current portion	$655,272

As of September 27, 2019, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

Fiscal year ending:	Amount
2020	$6,885
2021	6,885
2022	6,885
2023	6,885
2024	645,431
Total	$672,971

The fair value of the Term Loans was estimated to be approximately $585.5 million as of September 27, 2019 and was determined using Level 2 inputs, including a quoted price from a bank.

11. CAPITAL LEASE AND FINANCING OBLIGATIONS
Corporate Facility Financing Obligation
On December 28, 2016, we entered into three lease agreements including: (1) a 20-year leaseback of the facility located at 100 Chelmsford Street, (2) a 20-year build-to-suit lease arrangement for the construction and subsequent lease back of a new facility to be located at 144 Chelmsford Street, and (3) a 14-year building lease renewal of an adjacent facility at 121 Hale Street (collectively, the "Lowell Leases"). We account for the Lowell Leases as a single unit of accounting under the financing method. As of October 1, 2018, the construction of the facility at 144 Chelmsford Street was completed, the building was placed in service and the associated lease term commenced.
We calculated a lease obligation based on the future minimum lease payments discounted at 7.2%. The discount rate represents the estimated incremental borrowing rate over the lease term of 20 years. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the lease obligation. The real property assets in the transaction remain on the Consolidated Balance Sheets and continue to be depreciated over their remaining useful lives. As of September 27, 2019 and September 28, 2018, the outstanding lease obligations associated with the Lowell Leases included in leases payable in the Consolidated Balance Sheets were $28.2 million and $28.3 million, respectively.
Additionally, we have capital equipment lease obligations, of which approximately $2.3 million and $1.2 million were outstanding as of September 27, 2019 and September 28, 2018, respectively.
As of September 27, 2019, future minimum payments under capital lease obligations related to all of our in service leases were as follows (in thousands):

Fiscal year ending:	Amount
2020	$3,299
2021	3,343
2022	2,884
2023	2,816
2024	2,853
Thereafter	39,927
Total minimum capital lease payments	$55,122
Less amount representing interest	(26,241)
Present value of net minimum capital lease payments	$28,881

12. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 ("401(k) Plan"). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal year ended September 27, 2019, we contributed $2.6 million to our 401(k) Plan for calendar year 2018. As of September 27, 2019 there were no contributions made by us to the 401(k) Plan for calendar year 2019. During the fiscal year ended September 28, 2018, we contributed $2.7 million to our 401(k) Plan for calendar year 2017. During the fiscal year ended September 29, 2017, we contributed $2.4 million to our 401(k) Plan for calendar year 2016.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.1 million, $1.2 million and $1.3 million for fiscal years 2019, 2018 and 2017, respectively.

13. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 27, 2019	September 28, 2018
Compensation and benefits	$20,455	$22,935
Distribution costs	7,797	10,670
Product warranty	3,273	5,756
Restructuring costs	2,527	89
Professional fees	1,554	1,875
Rent and utilities	701	1,660
Income taxes payable	1,233	415
Contingent consideration	—	585
Purchase price holdback	—	375
Other	2,368	5,585
Total	$39,908	$49,945

14. COMMITMENTS AND CONTINGENCIES
Operating Leases—We have non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States and foreign locations. We also have operating leases for certain equipment and services in the United States and foreign jurisdictions. These lease agreements expire at various dates through 2029, and certain agreements contain provisions for extension at substantially the same terms as currently in effect. Lease escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, are typically included in the determination of straight-line rent expense over the lease term.
Future minimum lease payments for the next five fiscal years as of September 27, 2019, are as follows (in thousands):

Fiscal year ending:	Amount
2020	$9,987
2021	9,233
2022	7,447
2023	6,061
2024	5,564
Thereafter	16,437
Total minimum lease payments	$54,729

Rent expense incurred under non-cancelable operating leases was $9.7 million, $9.5 million and $10.9 million in fiscal years 2019, 2018 and 2017, respectively.
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of the end of fiscal years 2019 and 2018, the estimated costs for the removal of these assets are recorded as asset retirement obligations in other long-term liabilities were $1.8 million and $1.8 million, respectively.
Purchase Commitments—As of September 27, 2019, we had outstanding non-cancelable purchase commitments aggregating to $40.6 million primarily for purchases of capital equipment, services and inventory supply arrangements.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the year ended September 27, 2019.
15. RESTRUCTURINGS
We have periodically implemented restructuring actions in connection with broader plans to reduce staffing, our internal manufacturing footprint and overall operating costs. The restructuring expenses are primarily comprised of direct and incremental costs related to headcount reductions including severance and outplacement fees for the terminated employees, as well as facility closure costs.

The following is a summary of the restructuring charges incurred for the periods presented (in thousands):

	Fiscal Years
	2019	2018	2017
Employee-related expenses	$8,084	$2,789	$2,744
Facility-related expenses	11,459	3,476	—
Total restructuring expenses	$19,543	$6,265	$2,744
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance - September 29, 2017	$627	$—	$627
Charges	2,789	3,476	6,265
Charges paid/settled	(3,327)	(3,476)	(6,803)
Balance - September 28, 2018	$89	$—	$89
Charges	8,084	11,459	19,543
Charges paid/settled	(6,624)	(10,481)	(17,105)
Balance - September 27, 2019	$1,549	$978	$2,527
(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
Long Beach, Belfast and Sydney Plan
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure and close our facilities in Long Beach, California, Belfast, United Kingdom and Sydney, Australia(the “Long Beach, Belfast and Sydney Plan”). The operations from the Long Beach facility were consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities were closed as we discontinued certain product development activities that were performed in those locations. During the fiscal year ended September 28, 2018, we incurred $6.3 million, including $2.8 million of employee-related costs and $3.5 million of facility-related costs and the charges paid were $6.2 million. During the fiscal year ended September 27, 2019 we incurred no charges for this plan. This action was complete in fiscal 2018 and no further costs will be incurred.
Details of the Long Beach, Belfast and Sydney Plan activities during fiscal years ended September 28, 2018 and September 27, 2019 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 29, 2017	$—	$—	$—
Charges	2,789	3,476	6,265
Charges paid/settled	(2,700)	(3,476)	(6,176)
Balance - September 28, 2018	$89	$—	$89
Charges	—	—	—
Charges paid/settled	(89)	—	(89)
Balance - September 27, 2019	$—	$—	$—

Ithaca Plan
During the fiscal quarter ended December 28, 2018, we commenced a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the "Ithaca Plan"). For these facilities, we incurred $5.5 million of restructuring charges in the fiscal year ended September 27, 2019, including $1.5 million of employee-related costs and $4.0 million of facility-related costs. This action was complete in fiscal 2019 and no further costs will be incurred. The remaining charges are expected to be paid in the first quarter of fiscal year 2020.
Details of the Ithaca Plan activities during fiscal year ended September 27, 2019 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	1,481	3,969	5,450
Charges paid/settled	(1,468)	(3,899)	(5,367)
Balance - September 27, 2019	$13	$70	$83

Design Facilities Plan
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities (the "Design Facilities Plan"). We incurred restructuring charges of $2.5 million in the fiscal year ended September 27, 2019, including $0.3 million of employee-related costs and $2.2 million of facility-related costs. This action was complete in fiscal 2019 and no further costs will be incurred. The remaining charges are expected to be paid in fiscal year 2020.
Details of the Design Facilities Plan activities during fiscal year ended September 27, 2019 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	338	2,190	2,528
Charges paid/settled	(338)	(1,739)	(2,077)
Balance - September 27, 2019	$—	$451	$451

2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees and exiting seven development facilities in France, Japan, the Netherlands, Florida, Massachusetts, New Jersey and Rhode Island (the "2019 Plan"). We also committed to reducing certain development activities for one of our product lines. Additionally, we decided to no longer invest in the design and development of optical modules and subsystems for Data Center applications. Total restructuring charges expected to be incurred in connection with this plan are approximately $14.1 million to $15.0 million. We incurred restructuring charges of $11.6 million in the fiscal year ended September 27, 2019 under the 2019 Plan, including $6.3 million of employee-related costs, $4.0 million of impairment expense for fixed assets and $1.3 million of other facility-related costs. The remaining charges are expected to be paid in fiscal year 2020. We expect to incur restructuring costs of approximately $2.5 million to $3.4 million through fiscal year 2020 as we complete this restructuring action, including approximately $2.6 million of employee-related costs and $0.8 million of facility-related costs.
Details of the 2019 Plan activities during fiscal year ended September 27, 2019 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	6,265	5,300	11,565
Charges paid/settled	(4,729)	(4,843)	(9,572)
Balance at September 27, 2019	$1,536	$457	$1,993

16. PRODUCT WARRANTIES
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

Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2019	2018	2017
Balance — beginning of year	$5,756	$3,672	$1,039
(Divested)/acquired	—	(49)	952
Provisions/(expense)	(3,053)	1,865	1,737
Direct charges/(payments)	570	268	(56)
Balance — end of year	$3,273	$5,756	$3,672

17. IMPAIRMENTS
During fiscal year 2019, we initiated a plan to strategically realign, streamline and improve our operations, including reducing our workforce and exiting certain product offerings and research and development facilities. See Note 15 - Restructurings, for additional information about the 2019 Plan. These activities led us to reassess our previous estimates for expected future revenue growth. We performed impairment analyses to determine whether our goodwill and long-lived assets, comprised of definite-lived intangible assets and property, plant and equipment, were recoverable. During the fiscal quarter ended June 28, 2019, we performed a goodwill impairment test for our consolidated reporting unit. We calculated the fair value of our reporting unit using market capitalization and compared its fair value to its carrying amount, including goodwill. The fair value exceeded the carrying amount, therefore we determined that goodwill of the reporting unit was not impaired. Based on the estimated undiscounted cash flow assessment for long-lived assets, we determined that for an asset group, the cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, we recorded impairment charges of $217.5 million and $33.2 million to our customer relationship intangible assets and technology intangible assets, respectively, in the fiscal quarter ended June 28, 2019, based on the difference between the fair value and the carrying value of the long-lived assets. We will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of our property, plant and equipment.
Additionally, in connection with the 2019 Plan, we determined that certain intangible assets were abandoned and would not have a future benefit. Accordingly, we recorded impairment charges of $2.4 million and $3.9 million to our customer relationship intangible assets and technology intangible assets, respectively, during fiscal year 2019.
During fiscal year 2019, we also abandoned equipment recorded as construction in process. Accordingly, we recorded impairment charges of $7.8 million to reflect the estimated salvage value of the equipment.
Total impairment charges recorded on intangible assets and assets recorded as construction in process for fiscal year 2019 were $264.8 million.
During fiscal year 2018, we recorded impairment charges of $6.6 million related to property and equipment and other assets designated for future use with ZTE.
During fiscal year 2017, we completed an IPR&D project and placed the acquired technology into service. Prior to placing the technology into service we performed an impairment assessment, at which time we determined that the value of the technology was impaired by $4.4 million, which was expensed in our fiscal fourth quarter of 2017. The remaining $3.6 million was placed in service as acquired technology.
See Note 15 - Restructurings for information related to property and equipment impaired as part of our restructuring actions.
18. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2019	2018	2017
Cost of revenue	$29,847	$33,429	$30,286
Selling, general and administrative	44,872	48,265	35,456
Total	$74,719	$81,694	$65,742

Intangible assets consist of the following (in thousands):

	September 27, 2019	September 28, 2018
Acquired technology	$179,682	$251,673
Customer relationships	245,870	518,234
Trade name, indefinite lived	3,400	3,400
Total	428,952	773,307
Less accumulated amortization	(247,724)	(260,522)
Intangible assets — net	$181,228	$512,785

As of September 27, 2019, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$50,330	46,213	33,433	26,048	15,410	6,394

Accumulated amortization for the acquired technology and customer relationships was $134.8 million and $112.9 million, respectively, as of September 27, 2019, and $140.0 million and $120.5 million, respectively, as of September 28, 2018.
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Gross Intangible Assets
	Total Intangibles	Acquired Technology	Customer Relationships	Trade Name	Total Goodwill
Balance at September 29, 2017	$811,703	$251,655	$556,648	$3,400	$313,765
Allocation to divested business	(39,285)	—	(39,285)	—	(2,560)
Fair value adjustment	—	—	—	—	2,790
Currency translation adjustments	889	18	871	—	81
Balance at September 28, 2018	773,307	251,673	518,234	3,400	314,076
Currency translation adjustments	270	270	—	—	651
Impairments of intangible assets	(344,625)	(72,261)	(272,364)	—	—
Balance at September 27, 2019	$428,952	$179,682	$245,870	$3,400	$314,727

In connection with the impairment of certain customer relationships and acquired technology intangible assets in 2019, we revised the useful lives of these intangible assets to reflect the estimated period over which these assets are expected to contribute to future cash flows, resulting in weighted-average amortization periods for our customer relationships and acquired technology of nine years and seven years, respectively. See Note 17 - Impairments, for additional information related to the impairment of our intangible assets.
19. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 27, 2019	September 28, 2018
Deferred tax assets (liabilities):
Federal and foreign net operating losses and credits	$263,199	$321,982
Intangible assets	9,887	(94,929)
Property and equipment	(1,473)	(6,293)
Other non-current deferred tax assets	16,933	13,850
Deferred compensation	—	3,810
Deferred gain	—	6,575
Interest	7,170	—
Valuation allowance	(252,536)	(243,112)
Total deferred tax asset	$43,180	$1,883

As of September 27, 2019, we had $923.4 million of gross federal net operating loss ("NOL") carryforwards consisting of $479.2 million relating to the AppliedMicro Acquisition, $158.9 million relating to our acquisition of Mindspeed Technologies, Inc. in 2013, $26.2 million relating to our acquisition of BinOptics Corporation in 2014 and $259.1 million relating to losses generated by MACOM. The federal NOL carryforwards will expire at various dates through 2037 for losses generated prior to the tax period ended September 28, 2018. For losses generated during the tax period ended September 28, 2018 and future years, the NOL carryforward period is infinite. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382.
The domestic and foreign income (loss) from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2019	2018	2017
United States	$(458,617)	$(145,851)	$(111,432)
Foreign	35,464	(9,384)	61,927
(Loss) income from operations before income taxes	$(423,153)	$(155,235)	$(49,505)

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Fiscal Years
	2019	2018	2017
Current:
Federal	$70	$(6,876)	$100
State	36	(160)	225
Foreign	876	1,642	7,307
Current provision (benefit)	982	(5,394)	7,632
Deferred:
Federal	(21,560)	75,428	(42,637)
State	12,907	(15,526)	(4,037)
Foreign	(41,108)	(24,652)	(466)
Change in valuation allowance	9,424	(51,329)	140,419
Deferred (benefit) provision	(40,337)	(16,079)	93,279
Total (benefit) provision	$(39,355)	$(21,473)	$100,911

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss incurred over the three-year period ended September 27, 2019 which we believe limited our ability to consider other subjective evidence, such as our projections for future growth.
Certain transaction- and integration-related expenses incurred in the U.S., associated primarily with the AppliedMicro Acquisition during the three months ended March 31, 2017, resulted for the first time in significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the past three-year period. This resulted in our determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance totaling $93.5 million was required for our U.S. deferred tax assets as of September 29, 2017. In addition, a full valuation allowance was established against the U.S. deferred tax assets acquired in connection with the AppliedMicro Acquisition.
The $252.5 million of valuation allowance as of September 27, 2019 relates primarily to federal and state NOLs, tax credit carryforwards and a partial valuation allowance on tax credits in Canada of $19.0 million whose recovery is not considered more likely than not. The $243.1 million of valuation allowance as of September 28, 2018 related primarily to federal and state NOLs, tax credit carryforwards and a partial valuation allowance on tax credits in Canada of $13.6 million whose recovery is not considered more likely than not. The change during the fiscal year ended September 27, 2019 of $9.4 million primarily relates to the reduction of our NOLs due to section 382 limitations, the changes in our temporary differences, and the lower U.S federal tax rate.

Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2019	2018	2017
Federal statutory rate	21.0%	24.5%	35.0%
Foreign rate differential	1.6	5.1	31.9
State taxes net of federal benefit	0.9	0.8	0.2
Warrant liabilities	—	4.4	(1.8)
Change in valuation allowance	(2.4)	34.0	(270.0)
Research and development credits	1.4	9.0	12.8
Provision to return adjustments	0.3	8.3	(4.0)
Section 382 adjustment	(19.3)	—	—
Nondeductible compensation expense	(0.6)	1.4	(4.1)
Global Intangible Low Taxed Income	(2.9)	—	—
Nondeductible legal fees	—	0.9	(3.9)
2017 tax reform	—	(73.7)	—
Intra-entity license transfer	9.4	—	—
Other permanent differences	(0.1)	(0.9)	0.1
Effective income tax rate	9.3%	13.8%	(203.8)%

 For fiscal years 2019, 2018 and 2017, the effective tax rates on $423.2 million, $155.2 million and $49.5 million, respectively, of pre-tax loss from continuing operations were 9.3%, 13.8% and (203.8)%, respectively. For fiscal year 2019, the effective tax rate was primarily impacted by a change in our NOL carryforward due to an adjustment in our Section 382 limitation from a prior period acquisition and the immediate recognition of the current and deferred income tax effects totaling $39.8 million from an intra-entity transfer of a license for intellectual property to a higher taxed jurisdiction that received a tax basis step-up. For fiscal year 2018, the effective tax rate was primarily impacted by the Tax Cuts and Jobs Act (the "Tax Act"). The effective income tax rates for fiscal years 2019, 2018 and 2017 were also impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits, and a fair market value adjustment of warrant liabilities.
All earnings of foreign subsidiaries, other than our M/A-COM Technology Solutions International Limited Cayman Islands subsidiary ("Cayman Islands subsidiary"), are considered indefinitely reinvested for the periods presented. During fiscal year 2019 we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested. Although a foreign subsidiary would typically have to accrue for foreign withholding tax liabilities associated with undistributed earnings, Cayman Islands has no withholding tax under domestic law, therefore, we did not accrue for foreign withholding tax. During fiscal year 2019 we finalized our calculation of the one-time deemed repatriation of gross foreign earnings and profits, totaling $156.8 million, which resulted in approximately $86.7 million in U.S. taxable income for the year ended September 28, 2018 with Grand Cayman and Ireland accounting for $59.7 million and $25.6 million, respectively. Due to the fact that we are in a full U.S. valuation allowance, this one-time deemed repatriation had no impact on our tax expense for fiscal year 2018.
Our fiscal year 2019 tax provision incorporated changes required by the Tax Act. Some of these changes include a new limitation on the deductible interest expense, inclusion of Global Intangible Low Taxed Income earned by controlled foreign corporations, computation of the new base erosion anti-abuse minimum tax, repealing the performance-based compensation exception to section 162(m) and revising the definition of a covered employee.
Activity related to unrecognized tax benefits is as follows (in thousands):

Amount
Balance - September 29, 2017	(1,670)
Additions based on tax positions	—
Reductions based on tax positions	1,370
Balance - September 28, 2018	$(300)
Additions based on tax positions	—
Reductions based on tax positions	—
Balance at September 27, 2019	$(300)

The balance of the unrecognized tax benefit as of September 27, 2019, is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense.
It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal year 2019, we did not make any payment of interest and penalties. There was nothing accrued in the Consolidated Balance Sheets for the payment of interest and penalties at September 27, 2019, as the remaining unrecognized tax benefits would only serve to reduce our current federal and state NOL carryforwards, if ultimately recognized.
A summary of the fiscal tax years that remain subject to examination, as of September 27, 2019, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States—federal	2015 - forward
United States—various states	2015 - forward
Ireland	2016 - forward

Generally, we are no longer subject to federal income tax examinations for years before 2015, except to the extent of loss and tax credit carryforwards from those years.
20. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have three equity incentive plans: the Amended and Restated 2009 Omnibus Stock Plan ("2009 Plan"), the 2012 Omnibus Incentive Plan, as amended ("2012 Plan") and the 2012 Employee Stock Purchase Plan, as amended and restated ("ESPP").
Upon the closing of our initial public offering, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, we have the ability to issue incentive stock options ("ISOs"), nonqualified stock options ("NQs"), stock appreciation rights, restricted stock ("RSAs"), restricted stock units ("RSUs"), performance-based stock units ("PRSUs") and other equity-based awards to employees, directors and outside consultants. The ISOs and NQs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Certain of the share-based awards granted and outstanding as of September 27, 2019, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally have a term of four to seven years.
As of September 27, 2019, we had 15.7 million shares available for future issuance under the 2012 Plan and 3.4 million shares available for issuance under our ESPP.
Outside of the three equity plans described above, we also grant incentive stock units ("ISUs") to certain of our international employees which typically vest over four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting. As of September 27, 2019, we had 195,598 ISU awards outstanding with a fair value of $2.0 million recorded as an accrued compensation liability. As of September 28, 2018, we had approximately 191,620 ISU awards outstanding with a fair value of $1.9 million recorded as an accrued compensation liability. During fiscal year 2019, 69,035 ISU awards vested and were paid at a fair value of $1.2 million. We recorded an expense for these ISU awards of $1.3 million in fiscal year 2019, primarily as a result of an increase in our stock price, and we recorded a gain of $1.1 million and an expense of $3.9 million in fiscal years 2018 and 2017, respectively.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. As of September 27, 2019, total unrecognized compensation cost related to the ESPP was $0.3 million. In fiscal years 2019, 2018 and 2017, 421,777, 305,851 and 146,149 shares of common stock were issued under the ESPP, respectively.
The 2012 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2012 Plan can be increased on the first day of each fiscal year by the lesser of (a) 4.0% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 1.9 million shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the 2012 Plan. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the ESPP can be increased on the first day of each fiscal year by the lesser of (a) 1.25% of outstanding common stock on a fully diluted basis as of the end of the immediately preceding fiscal year, (b) 550,000 shares of common stock and (c) a lesser amount determined by the board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP. In fiscal year 2019, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2019	2018	2017
Cost of revenue	$2,936	$3,869	$3,189
Research and development	8,551	13,448	10,565
Selling, general and administrative	12,305	14,620	22,581
Total	$23,792	$31,937	$36,335

Amounts presented above include share-based compensation expense of $0.8 million for fiscal year 2017, which is recorded as discontinued operations related to employees of our Compute business.
As of September 27, 2019, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $47.0 million, which we expect to recognize over a weighted-average period of 2.9 years.

Stock Options
A summary of stock option activity for fiscal year 2019 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 28, 2018	1,408	$32.05
Granted	585	15.44
Exercised	(119)	13.48
Forfeited, canceled or expired	(1,497)	31.68
Options outstanding - September 27, 2019	376	$13.58	7.03	$3,046
Options vested and expected to vest - September 27, 2019	376	$13.58	7.03	$3,046
Options exercisable - September 27, 2019	91	$9.82	2.48	$1,081

Aggregate intrinsic value represents the difference between our closing stock price on September 27, 2019, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.7 million, $0.9 million and $8.9 million for fiscal years 2019, 2018 and 2017, respectively.
Stock Options with Time-based Vesting Criteria
In November 2017, we granted 10,924 incentive stock options and 69,076 non-qualified stock options with a total grant date fair value of $17.55 per share, or $1.4 million. These stock options were valued using a Black-Scholes model, using a volatility rate of 45.7%, a risk-free rate of 2.21%, a strike price of $36.61 and an expected term of 6.5 years. Share-based compensation expense is recognized on a straight-line basis over the service period which approximated 4.5 years for these awards. These awards were included in the cancellation during the fiscal first quarter of 2019 as discussed in the section below.
Stock Options with Market-based Vesting Criteria
We grant NQs that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options, then the share-based compensation expense would be reversed. In the event that our common stock achieves the target price per share based on a 30-day trailing average prior to the end of the estimated service period, any remaining unamortized compensation cost will be recognized.
Stock options with market-based vesting criteria granted for fiscal years 2019, 2018 and 2017 were 585,000, 325,000 and 320,000, respectively, at weighted average grant date fair values of $7.47, $15.52 and $13.18 per share, or total grant date fair value $2.4 million, $5.0 million and $4.3 million, respectively.

These NQs with market-based vesting criteria were valued using a Monte Carlo simulation model. The weighted average Monte Carlo input assumptions used for calculating the fair value of these market-based stock options are as follows:

	Fiscal Years
	2019	2018	2017
Risk-free interest rate	2.8%	2.3%	1.9%
Expected term (years)	3.9	3.4	7.0
Expected volatility	51.9%	45.8%	32.3%
Target price	$53.87	$98.99	$67.39

During our fiscal first quarter of 2019, we canceled 1,122,500 performance-based stock options with a concurrent grant of 748,328 PRSUs for 13 employees, which was accounted for as a modification. The incremental compensation cost resulting from the modification was $8.2 million, and was being recognized as share-based compensation expense over the requisite service period of three years for the new PRSU awards. As a result of subsequent actions that resulted in forfeitures, the remaining compensation expense associated with this modification as of September 27, 2019 is $2.8 million.

Restricted Stock Awards and Units
A summary of restricted stock awards and units activity for fiscal year 2019 is as follows (in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Issued and unvested - September 28, 2018	1,872	$34.15	$38,452
Granted	2,977	18.18
Vested	(673)	34.87
Forfeited, canceled or expired	(1,563)	24.06
Issued and unvested - September 27, 2019	2,613	21.81	$56,649

As of September 27, 2019, the aggregate intrinsic value of expected to vest restricted stock units including time-based, performance-based, and market-based units was $56.3 million for fiscal year 2019. The total fair value of restricted stock awards and units vested was $11.7 million, $19.7 million and $51.2 million for the fiscal years 2019, 2018 and 2017, respectively. RSUs granted generally vest over a period of four years.
In addition to RSUs, we also issue PRSUs with specific performance vesting criteria. These PRSUs have both a service and performance-based vesting condition and awards are divided into three equal tranches and vest based on achieving certain adjusted earnings per share growth metrics. The service condition requires participants to be employed on May 15th of the following year once the performance condition has been met. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. As of September 27, 2019, the performance condition targets for awards with future service conditions had not been met. We granted 1,005,854 PRSUs during fiscal year 2019 and 745,047 were forfeited. The amount of incremental PRSU awards that could ultimately vest if all performance criteria are achieved would be 1,196,337 shares assuming a maximum of 300% of the targeted shares.
We granted 200,000 market-based RSUs during fiscal year 2019, at a weighted average grant date fair value of $17.65 per share, and a total fair value of $3.5 million. Recipients may earn between 0% and 150% of the target number of shares based on the Company's achievement of total shareholder return in comparison to a peer group of companies in the Nasdaq composite index over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards of $3.5 million subject to the market condition. The expected volatility of the Company's common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Fiscal Year
2019
Risk free interest rate	1.9%
Years to maturity	3.33
Expected volatility rate	61.5%
Dividend yield	—

21. STOCKHOLDERS’ EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of September 27, 2019 and September 28, 2018. The outstanding shares of common stock as of September 28, 2018, presented in the accompanying Consolidated Statements of Stockholders’ Equity, excludes 6,100 unvested shares of restricted stock awards, respectively, issued as compensation to employees that were subject to forfeiture. There were no unvested shares of restricted stock awards that were subject to forfeiture as of September 27, 2019.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of September 27, 2019, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying consolidated balance sheets with changes in the estimated fair value being recorded in the accompanying statements of operations.
22. RELATED-PARTY TRANSACTIONS
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
23. DIVESTED BUSINESS AND DISCONTINUED OPERATIONS
Divested Business
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business (the "LR4 business"), pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the "LR4 Agreement"). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions contemplated by the LR4 Agreement, provide us with the opportunity to supply components, and would pay us further amounts to be determined for inventory and fixed assets within 60 days of receipt of required Chinese government approvals. As of September 28, 2018, $7.4 million had been recorded as Prepaid and other current assets and $4.8 million had been recorded as Assets held for sale, as the assets had not been transferred to the buyer as of September 28, 2018.
As a result of the transaction, during fiscal year 2018 we recorded a loss on disposal of $34.3 million associated with LR4 business as other expense, comprised of expected proceeds of $17.2 million, subject to receipt of required Chinese government approvals, less the carrying value of assets sold, primarily including customer relationship intangible assets of $27.7 million, inventory of $13.7 million, fixed assets of $7.6 million and goodwill of $2.6 million. The transaction did not meet the criteria of discontinued operations. We also entered into a Transition Services Agreement (the "LR4 TSA") with the buyer, pursuant to which we agreed to incur up to $2.0 million of operating expenses for certain ongoing administrative services to support the buyer for up to six months after the closing of the transaction. During fiscal year 2019, we incurred no expenses associated with the LR4 TSA. During fiscal year 2018, we incurred $2.0 million of expenses associated with the LR4 TSA which were recorded as general and administrative expenses.
As of September 27, 2019, we have $14.0 million of receivables, net of a $0.3 million reserve, associated with the LR4 Agreement recorded as Prepaid and other current assets, which includes $11.9 million of additional consideration, net of tax, and $1.5 million associated with the LR4 TSA.

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
We also entered into a transition services agreement (the "Compute TSA"), pursuant to which we agreed to perform certain primarily general and administrative functions on the buyer's behalf during a migration period and for which we are reimbursed for costs incurred. During the fiscal year 2019, we received $0.1 million of reimbursements under the Compute TSA, which was recorded as a reduction of our general and administrative expenses. During the fiscal year 2018, we received $3.6 million of reimbursements under the Compute TSA, which was recorded as a reduction of our general and administrative expenses.
In August of fiscal year 2015, we sold our Automotive business, as the Automotive business was not consistent with our long-term strategic vision from both a growth and profitability perspective. Additionally, we entered into a Consulting Agreement with the buyer pursuant to which we were to provide the buyer with certain non-design advisory services for a period of two years following the closing of the transaction for up to $15.0 million, from which we have recorded $7.5 million as other income during both fiscal years 2017 and 2016. No income was recognized during fiscal years 2019 or 2018. During fiscal year 2017, we received $18.0 million, the full amount of the indemnification escrow.
The accompanying Consolidated Statements of Operations includes the following operating results related to these discontinued operations (in thousands):

	Fiscal Years
	2018	2017
Revenue (1)	$—	$660
Cost of revenue (1)	(596)	2,252
Gross profit (loss)	596	(1,592)
Operating expenses:
Research and development (1)	5,251	29,167
Selling, general and administrative (1)	1,560	13,840
Total operating expenses	6,811	43,007
Loss from discontinued operations (1)	(6,215)	(44,599)
Other income (2)	—	7,500
Gain on sale (2)	—	18,022
Loss income before income taxes	(6,215)	(19,077)
Income tax provision (benefit)	—	—
Loss income from discontinued operations	(6,215)	(19,077)

Cash flow used in Operating Activities (1)	(10,734)	(42,776)
Cash flow from Investing Activities (2)	—	25,522

(1) Amounts are associated with the Compute business.
(2) Amounts are associated with the Automotive business.

24. EARNINGS PER SHARE
The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2019	2018	2017
Numerator:
Loss from continuing operations	$(383,798)	$(133,762)	$(150,416)
Loss from discontinued operations	—	(6,215)	(19,077)
Net loss	(383,798)	(139,977)	(169,493)
Warrant liability gain	—	(27,646)	—
Net loss attributable to common stockholders	$(383,798)	$(167,623)	$(169,493)
Denominator:
Weighted average common shares outstanding-basic	65,686	64,741	60,704
Dilutive effect of warrants	—	570	—
Weighted average common shares outstanding-diluted	65,686	65,311	60,704
Common stock earnings per share-basic:
Continuing operations	$(5.84)	$(2.07)	$(2.48)
Discontinued operations	—	(0.10)	(0.31)
Net common stock earnings per share-basic	$(5.84)	$(2.16)	$(2.79)
Common stock earnings per share-diluted:
Continuing operations	$(5.84)	$(2.47)	$(2.48)
Discontinued operations	—	(0.10)	(0.31)
Net common stock earnings per share-diluted	$(5.84)	$(2.57)	$(2.79)

As of September 27, 2019, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During fiscal years 2019 and 2018, we recorded gains of $0.8 million and $27.6 million, respectively, associated with adjusting the fair value of the warrants, in the Consolidated Statements of Operations primarily as a result of declines in our stock price. When calculating earnings per share we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in common stock. During the fiscal year ended September 27, 2019, we excluded the effects of the warrant gain and the 214,303 of potential shares of common stock issuable upon exercise of warrants as the inclusion would be anti-dilutive. During the fiscal year ended September 28, 2018, we adjusted the numerator to exclude the warrant gain $27.6 million, and we also adjusted the denominator for the dilutive effect of the incremental warrant shares of 569,667 under the treasury stock method. For the fiscal years 2018, the table above excludes the effects of 375,940 shares of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units as the inclusion would be anti-dilutive. The table excludes the effects of 386,552 and 1,877,401 shares for fiscal years 2019 and 2017, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock, restricted stock units and warrants as the inclusion would be anti-dilutive.
25. SUPPLEMENTAL CASH FLOW INFORMATION
As of September 27, 2019 and September 28, 2018, we had $0.6 million and $4.0 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying Consolidated Statements of Cash Flows until paid.
In January 2017, we issued common stock with a fair value of $465.1 million in connection with the AppliedMicro Acquisition. This was accounted for as a non-cash transaction as no shares were purchased or sold as part of the transaction.
During fiscal years 2019 and 2018, we capitalized $1.5 million and $18.4 million, respectively, of net construction costs relating to the 144 Chelmsford Street facility, of which $0.3 million and $12.7 million, respectively, were accounted for as a non-cash transaction as the costs were paid by the developer.
During fiscal year 2018, we divested the Compute business with net assets valued at approximately $36.5 million in exchange for a $36.5 million equity interest in Compute. During fiscal years 2019 and 2018, we recorded $7.5 million and $10.4 million, respectively, of losses associated with this investment based on our proportionate share of the losses of Compute.

The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Fiscal Years
	2019	2018	2017
Cash paid for interest	$34,157	$29,698	$30,529
Cash (refunded) paid for income taxes	$(1,931)	$3,559	$(3,161)

26.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Items	Other Items	Total
Balance - September 29, 2017	$3,139	$(162)	$2,977
Foreign currency translation loss, net of tax	(502)	—	(502)
Unrealized loss on short-term investments, net of tax	—	(287)	(287)
Balance - September 28, 2018	2,637	(449)	2,188
Foreign currency translation gain, net of tax	1,693	—	1,693
Unrealized gain on short-term investments, net of tax	—	477	477
Balance at September 27, 2019	$4,330	$28	$4,358

27. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of reportable operating segments is based on the chief operating decision maker’s ("CODM") definition of the business and the nature and use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its President and Chief Executive Officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resources and assessments of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually. We continue to evaluate our internal reporting structure and the potential impact of any changes on our segment reporting.
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding long-lived assets in different geographic regions is presented below (in thousands):

	As of
	September 27, 2019	September 28, 2018
Long-Lived Assets by Geographic Region
United States	$116,037	$122,888
Asia Pacific (1)	8,917	24,702
Other Countries (2)	7,693	2,333
Total	$132,647	$149,923
(1) Asia Pacific represents Taiwan, Japan, India, Thailand, South Korea, Malaysia, the Philippines, Vietnam and China.
(2) No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented, other than the Asia-Pacific region as presented above.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2019	2018	2017
Customer A	16%	13%	11%
Customer B	7%	6%	10%

	September 27, 2019	September 28, 2018
Accounts Receivable
Customer A	24%	19%
Customer C	10%	26%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2019, 2018 and 2017, our top ten customers represented an aggregate of 54%, 57% and 52% of total revenue, respectively.
28.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Fiscal Year 2019
Revenue	$150,689	$128,465	$108,306	$112,248	$499,708
Gross profit	76,625	57,330	33,828	52,925	220,708
(Loss) income from continuing operations	(23,396)	(46,204)	(324,714)	10,516	(383,798)
Per share data (2)
(Loss) income from continuing operations, basic	$(0.36)	$(0.71)	$(4.93)	$0.16	$(5.84)
Per share data (2) (3)
(Loss) income from continuing operations, diluted	$(0.44)	$(0.71)	$(4.95)	$0.16	$(5.84)

Fiscal Year 2018
Revenue	$130,925	$150,414	$137,872	$151,187	$570,398
Gross profit	60,954	65,601	48,169	70,982	245,706
Loss from continuing operations	(16,970)	(15,466)	(85,210)	(16,116)	(133,762)
Loss from discontinued operations (1)	(5,599)	(18)	(220)	(378)	(6,215)
Per share data (2)
Loss from continuing operations, basic	$(0.26)	$(0.24)	$(1.31)	$(0.25)	$(2.07)
Loss from discontinued operations, basic	$(0.09)	$0.00	$0.00	$(0.01)	$(0.10)
Per share data (2) (3)
Loss from continuing operations, diluted	$(0.49)	$(0.50)	$(1.31)	$(0.29)	$(2.47)
Loss from discontinued operations, diluted	$(0.09)	$0.00	$0.00	$(0.01)	$(0.10)

(1)
During fiscal year 2017, we announced a plan to divest the Compute business of AppliedMicro, and have included the results of the Compute business as discontinued operations in each subsequent quarter.

(2)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(3)
Diluted loss per share for the fiscal first and third quarters of 2019 and the fiscal first, second and fourth quarters of 2018 excluded $5.5 million, $1.9 million, $14.6 million, $17.0 million and $2.8 million, respectively, related to warrant liability gain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2019.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 27, 2019. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 27, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of September 27, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2019, of the Company and our report dated November 25, 2019, expressed an unqualified opinion on those financial statements.
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
November 25, 2019
ITEM 9B. OTHER INFORMATION.

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2019.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2019.
Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (2012 Plan) and our 2012 Employee Stock Purchase Plan (2012 ESPP). We also maintain our Amended and Restated 2009 Omnibus Stock Plan (2009 Plan), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of September 27, 2019 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
Equity Compensation Plans Approved by Security Holders	1,657,514	$13.09	19,095,586
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,657,514	$13.09	19,095,586

(1) Does not include 2,612,950 unvested shares outstanding as of September 27, 2019 in the form of restricted stock awards or restricted stock units under our 2012 Plan, which do not require the payment of any consideration by the recipients.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements (included in" Item 8. - Financial Statements and Supplementary Data" of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 27, 2019 and September 28, 2018
Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Fiscal Years Ended September 27, 2019, September 28, 2018 and September 29, 2017
Consolidated Statements of Cash Flows for the Fiscal Years September 27, 2019, September 28, 2018 and September 29, 2017
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
10.6*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on November 16, 2018).

10.7*
Form of Nonqualified Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on November 16, 2018).

10.8*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 2, 2015).
10.9*	Offer of Employment to John Croteau, dated September 6, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012).
10.10*
Separation Agreement, by and between John Croteau and MACOM Technology Solutions Inc., dated July 11, 2019 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 6, 2019).

10.11*	Offer of Employment to Robert McMullan, dated December 11, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 16, 2013).
10.12*	General Release Agreement of Robert J. McMullan, dated July 1, 2019 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.13*
Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.14*
Offer of Employment Letter, dated as of December 11, 2013, between MACOM Technology Solutions Inc. and Preetinder Virk (incorporated by reference to Exhibit (d)(8) to Amendment No. 4 to our Tender Offer Statement on Schedule TO filed with the SEC on December 11, 2013).

10.15*
Form of Nonqualified Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on November 16, 2018).

10.16*
Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on November 16, 2018).

10.17*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on November 16, 2018).

10.18
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.19
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

10.30
Amendment No. 9 to Credit Agreement, dated as of May 9, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.31*	Offer of Employment to Stephen G. Daly, dated May 15, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.32*	Offer of Promotion to John F. Kober, dated May 23, 2019 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.33*	Consulting Agreement, by and between Vivek Rajgarhia and MACOM Technology Solutions Inc., dated September 13, 2019.
10.34*	General Release Agreement of Vivek Rajgarhia, dated August 21, 2019.
10.35*	Separation Agreement, by and between Preetinder S. Virk and MACOM Technology Solutions Inc., dated August 5, 2019.
10.36*	General Release Agreement of Preetinder S. Virk, dated November 11, 2019
10.37*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Time-Based and Performance-Based).
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101
The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 27, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.

104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 27, 2019, formatted in Inline XBRL and included as Exhibit 101

*	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2019

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 2019.

Signature and Title	Signature and Title

/s/ Stephen G. Daly	/s/ John Ocampo
Stephen G. Daly	John Ocampo
President and Chief Executive Officer	Chairman of the Board
Director
(Principal Executive Officer)	/s/ Susan Ocampo
Susan Ocampo
/s/ John Kober	Director
John Kober
Senior Vice President and Chief Financial Officer	/s/ Peter Chung
Peter Chung
(Principal Accounting and Financial Officer)	Director

/s/ Gil Van Lunsen
Gil Van Lunsen
Director

/s/ Charles Bland
Charles Bland
Director

/s/ Geoffrey Ribar
Geoffrey Ribar
Director