Form 10-Q
period 2020-01-03
MACOM Technology Solutions Holdings, Inc.
filed 2020-01-29
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2020, there were 66,324,332 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	January 3, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,184	$75,519
Short-term investments	101,879	101,226
Accounts receivable (less allowances of $4,470 and $5,047, respectively)	51,777	69,790
Inventories	106,857	107,880
Income tax receivable	16,729	16,661
Prepaid and other current assets	25,208	27,506
Total current assets	410,634	398,582
Property and equipment, net	129,979	132,647
Goodwill	314,598	314,727
Intangible assets, net	168,154	181,228
Deferred income taxes	43,322	43,812
Other investments	19,864	23,613
Other long-term assets	45,656	10,965
TOTAL ASSETS	$1,132,207	$1,105,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations and other	$1,732	$1,084
Current portion of long-term debt	6,885	6,885
Accounts payable	24,327	24,822
Accrued liabilities	54,601	39,908
Deferred revenue	7,094	2,137
Total current liabilities	94,639	74,836
Finance lease obligations and other, less current portion	29,929	29,506
Long-term debt, less current portion	654,497	655,272
Warrant liability	16,451	12,364
Deferred income taxes	640	632
Other long-term liabilities	42,531	19,068
Total liabilities	838,687	791,678
Stockholders’ equity:
Common stock	66	66
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	4,189	4,358
Additional paid-in capital	1,111,606	1,101,576
Accumulated deficit	(822,011)	(791,774)
Total stockholders’ equity	293,520	313,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,132,207	$1,105,574
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 3, 2020	December 28, 2018
Revenue	$119,097	$150,689
Cost of revenue	60,893	74,064
Gross profit	58,204	76,625
Operating expenses:
Research and development	35,158	43,525
Selling, general and administrative	32,340	42,519
Restructuring charges	1,234	4,978
Total operating expenses	68,732	91,022
Loss from operations	(10,528)	(14,397)
Other (expense) income
Warrant liability (expense) gain	(4,087)	5,468
Interest expense, net	(8,621)	(8,773)
Other expense	(3,740)	(4,569)
Total other expense, net	(16,448)	(7,874)
Loss before income taxes	(26,976)	(22,271)
Income tax expense	1,386	1,125
Net loss	$(28,362)	$(23,396)

Net loss per share:
Basic loss per share:
Loss per share - basic	$(0.43)	$(0.36)
Diluted loss per share:
Loss per share - diluted	$(0.43)	$(0.44)
Shares used:
Basic	66,240	65,277
Diluted	66,240	65,444
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	January 3, 2020	December 28, 2018
Net loss	$(28,362)	$(23,396)
Unrealized gain (loss) on short-term investments, net of tax	79	(256)
Foreign currency translation (loss) gain, net of tax	(248)	909
Other comprehensive (loss) income, net of tax	(169)	653
Total comprehensive loss	$(28,531)	$(22,743)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock options exercises	3	—	—	—	—	43	—	43
Vesting of restricted common stock and units	10	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	160	—	—	—	—	1,930	—	1,930
Shares repurchased for tax withholdings on equity awards	(4)	—	—	—	—	(93)	—	(93)
Share-based compensation	—	—	—	—	—	8,150	—	8,150
Other comprehensive loss, net of tax	—	—	—	—	(169)	—	—	(169)
Net loss	—	—	—	—	—	—	(28,362)	(28,362)
Balance at January 3, 2020	66,346	$66	(23)	$(330)	$4,189	$1,111,606	$(822,011)	$293,520

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Vesting of restricted common stock and units	55	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	156	—	—	—	—	2,392	—	2,392
Shares repurchased for tax withholdings on equity awards	(18)	—	—	—	—	(341)	—	(341)
Share-based compensation	—	—	—	—	—	9,273	—	9,273
Other comprehensive income, net of tax	—	—	—	—	653	—	—	653
Net loss	—	—	—	—	—	—	(23,396)	(23,396)
Balance at December 28, 2018	65,395	$65	(23)	$(330)	$2,841	$1,086,052	$(431,372)	$657,256
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	January 3, 2020	December 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,362)	$(23,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangibles amortization	20,503	28,184
Share-based compensation	8,150	9,273
Warrant liability loss (gain)	4,087	(5,468)
Deferred financing cost amortization	1,015	1,015
Deferred income taxes	487	27
Impairment and restructuring related	—	2,746
Loss on minority equity investment	3,749	4,556
Other adjustments, net	(477)	214
Change in operating assets and liabilities:
Accounts receivable	18,013	(12,308)
Inventories	1,023	1,985
Prepaid expenses and other assets	5,675	2,584
Accounts payable	(1,710)	(6,905)
Accrued and other liabilities	4,956	145
Income taxes	549	257
Net cash provided by operating activities	37,658	2,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,248)	(11,521)
Proceeds from sales and maturities of short-term investments	77,211	68,034
Purchases of short-term investments	(77,504)	(68,484)
Acquisition of businesses, net	—	(375)
Net cash used in investing activities	(4,541)	(12,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	1,973	2,392
Payments on notes payable	(1,721)	—
Payments on finance leases and other	(751)	(185)
Repurchase of common stock - tax withholdings on equity awards	(93)	(341)
Net cash (used in) provided by financing activities	(592)	1,866
Foreign currency effect on cash	140	(16)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,665	(7,587)
CASH AND CASH EQUIVALENTS — Beginning of period	$75,519	$94,676
CASH AND CASH EQUIVALENTS — End of period	$108,184	$87,089
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of September 27, 2019 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 27, 2019 condensed consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019 (the "2019 Annual Report on Form 10-K"). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the condensed consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K.
Principles of Consolidation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2020 includes 53 weeks and fiscal year 2019 includes 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first quarter. Our quarter ended January 3, 2020 includes 14 weeks.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the 2019 Annual Report on Form 10-K.
Pronouncements Adopted in Fiscal Year 2020
On September 28, 2019, the first day of our fiscal year 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which requires lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of related future minimum lease payments. The Company adopted the new lease guidance using the modified retrospective approach and the transition method available in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to use the effective date as the date of initial application of the guidance. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance. The Company elected the "practical expedients package of three" permitted under the transition guidance within ASC 842, which permitted the Company to carry forward its historical assessments of whether contracts contain leases, lease classification, and initial direct costs, for leases in existence prior to September 28, 2019. The Company evaluated its identified leases and applied the new lease guidance as discussed in Note 8, "Leases".
At the effective date, the adoption of ASC 842 resulted in an increase to the our total assets of approximately $37.1 million, an increase to total liabilities of approximately $39.0 million and a decrease to retained earnings of approximately $1.9 million primarily due to derecognition of financing obligations and associated assets established under ASC 840, Leases. Existing obligations associated with deferred rent and lease incentives of approximately $6.1 million were recorded as a reduction to our gross operating lease right-of-use assets.

The adoption of the new lease guidance did not have a material impact to the condensed consolidated statement of operations or cash flows, or earnings per common share for the three months ended January 3, 2020.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Revenue by Market:
Telecommunications	$45,602	$50,159
Industrial & Defense	50,482	57,283
Data Center	23,013	43,247
Total	$119,097	$150,689

	Three Months Ended
	January 3, 2020	December 28, 2018
Revenue by Geographic Region:
United States	$53,951	$68,118
China	37,341	44,622
Asia Pacific, excluding China (1)	18,820	23,415
Other Countries (2)	8,985	14,534
Total	$119,097	$150,689

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand and the Philippines.

(2)	No international country or region represented greater than 10% of the total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.
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
The following table presents the changes in contract liabilities during the three months ended January 3, 2020 (in thousands):

	January 3, 2020	September 27, 2019	$ Change	% Change
Contract liabilities	$10,610	$10,653	$(43)	—%

As of January 3, 2020, approximately $3.5 million of our contract liabilities were recorded as other long-term liabilities on our balance sheet with the remainder recorded as deferred revenue. The decrease in contract liabilities during the three months ended January 3, 2020, as shown in the table above, was primarily from the recognition of revenue deferred for funds received prior to when certain of our customers obtain control of the product or services.
During the three months ended January 3, 2020, we recognized net sales of $0.1 million that were included in the contract liabilities balance at the beginning of the period.

3. INVESTMENTS
Our short-term investments include corporate bonds and commercial paper and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our investments by major investment type are summarized in the tables below (in thousands):

	January 3, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,705	$134	$(27)	$29,812
Commercial paper	72,093	2	(28)	72,067
Total short-term investments	$101,798	$136	$(55)	$101,879

	September 27, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,578	$112	$(93)	$29,597
Commercial paper	71,646	1	(18)	71,629
Total short-term investments	$101,224	$113	$(111)	$101,226

The contractual maturities of available-for-sale investments were as follows (in thousands):

	January 3, 2020	September 27, 2019
Less than 1 year	$75,904	$75,233
Over 1 year	25,975	25,993
Total short-term investments	$101,879	$101,226

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments— As of January 3, 2020, we held an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. As of January 3, 2020, the cost of this investment was $5.0 million. We evaluate this investment for impairment at each balance sheet date, and through January 3, 2020, no impairment has been recorded for this investment.
Also included in long-term investments is a minority investment of less than 20.0% in the outstanding equity of a private company ("Compute") that was acquired in conjunction with the divestiture of the Compute business during the fiscal year 2018. This investment value is updated quarterly based on our proportionate share of the losses or earnings, as well as any changes in Compute's equity, utilizing the equity method. During the three months ended January 3, 2020 and December 28, 2018, we recorded losses of $3.7 million and $4.6 million, respectively, associated with this investment as Other expense in our condensed consolidated statements of operations. As of January 3, 2020 and September 27, 2019, the carrying value of this investment was $14.9 million and $18.6 million, respectively.

4. FAIR VALUE
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 3, 2020.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 3, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$257	$257	$—	$—
Commercial paper	72,067	—	72,067	—
Corporate bonds	29,812	—	29,812	—
Total assets measured at fair value	$102,136	$257	$101,879	$—
Liabilities
Common stock warrant liability	16,451	—	—	16,451
Total liabilities measured at fair value	$16,451	$—	$—	$16,451

	September 27, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$261	$261	$—	$—
Commercial paper	71,629	—	71,629	—
Corporate bonds	29,597	—	29,597	—
Total assets measured at fair value	$101,487	$261	$101,226	$—
Liabilities
Common stock warrant liability	12,364	—	—	12,364
Total liabilities measured at fair value	$12,364	$—	$—	$12,364

As of January 3, 2020 and September 27, 2019, the fair value of the common stock warrants has been estimated using a Black-Scholes option pricing model.

The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	January 3, 2020	September 27, 2019
Warrant liability	Black-Scholes model	Volatility	55.1%	61.4%
		Discount rate	1.55%	1.71%
		Expected life	1.0 years	1.2 years
		Exercise price	$14.05	$14.05
		Stock price	$26.08	$21.68
		Dividend rate	—%	—%

The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 27, 2019	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	January 3, 2020
Common stock warrant liability	$12,364	$4,087	$—	$—	$16,451

	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	December 28, 2018
Contingent consideration	$585	$65	$—	$—	$650
Common stock warrant liability	$13,129	$(5,468)	$—	$—	$7,661

5. INVENTORIES
Inventories, consist of the following (in thousands):

	January 3, 2020	September 27, 2019
Raw materials	$55,579	$59,184
Work-in-process	14,806	13,799
Finished goods	36,472	34,897
Total inventory, net	$106,857	$107,880
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	January 3, 2020	September 27, 2019
Construction in process	$18,995	$24,848
Machinery and equipment	184,694	175,696
Leasehold improvements	20,738	12,962
Furniture and fixtures	3,737	3,716
Computer equipment and software	18,343	18,116
Capital lease and financed assets	—	46,496
Finance lease assets	36,312	—
Total property and equipment	$282,819	$281,834
Less accumulated depreciation and amortization	(152,840)	(149,187)
Property and equipment, net	$129,979	$132,647

Depreciation and amortization expense related to property, plant and equipment for the three months ended January 3, 2020 and December 28, 2018 were $7.4 million and $7.6 million, respectively. Accumulated amortization on finance right-of-use assets as of January 3, 2020 was $0.8 million. Accumulated depreciation on capital leases as of September 27, 2019 was $5.3 million.

7. DEBT
As of January 3, 2020, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA ("Goldman Sachs"), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of January 3, 2020, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the "Revolving Facility"). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of January 3, 2020, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$671,250	1.80%	2.25%	4.05%

As of January 3, 2020, approximately $7.3 million of deferred financing costs remain unamortized, of which $6.8 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet, and $0.5 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying condensed consolidated balance sheet.
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
As of January 3, 2020, we had $160.0 million of borrowing capacity under our Revolving Facility.
As of January 3, 2020, the following remained outstanding on the Term Loans (in thousands):

January 3, 2020
Principal balance	$671,250
Unamortized discount	(3,112)
Unamortized deferred financing costs	(6,756)
Total term loans	661,382
Current portion	6,885
Long-term, less current portion	$654,497

As of January 3, 2020, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

Amount
2020 (remainder of fiscal year)	$5,163
2021	6,885
2022	6,885
2023	6,885
2024	645,432
Total	$671,250

The fair value of the Term Loans was estimated to be approximately $637.7 million as of January 3, 2020, and was determined using Level 2 inputs, including a quoted rate from a financial institution.
8. LEASES
We have operating leases for certain facilities, as well as manufacturing and office equipment. We have financing leases for our corporate headquarters and to a lesser extent, various manufacturing equipment. These leases expire at various dates through 2038, and certain of these leases have renewal options with the longest ranging up to two, ten-year periods.
We determine that a contract contains a lease at lease inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether the right to control an identified asset exists, we assess whether we have the right to direct the use of the identified asset and obtain substantially all of the economic benefit from the use of the identified asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. For leases with a term of one year or less (“short-term leases”), we elected not to recognize the lease liability for these arrangements and the lease payments are recognized in the condensed consolidated statement of operations on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized at the present value of future minimum lease payments over the lease term on the commencement date. Right-of-use assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received. We include options to renew or terminate when determining the lease term when it is reasonably certain that the option will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Our leases may contain lease and non-lease components. We elected to account for lease and non-lease components in a contract as part of a single lease component. Fixed payments are considered part of the single lease component and included in the right-of-use assets and lease liabilities. Additionally, lease contracts typically include variable payments and other costs that do not transfer a separate good or service, such as reimbursement for real estate taxes and insurance, which are expensed as incurred.
Our leases generally do not provide an implicit interest rate. As a result, we utilize our incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.
Included in our condensed consolidated balance sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	January 3, 2020	September 27, 2019	Consolidated Balance Sheet Classification
Assets:
Operating lease right-of-use assets	$35,622	—	Other long-term assets
Finance lease assets	35,535	$—	Property, plant and equipment, net
Capital lease and financed assets	—	$40,442	Property, plant and equipment, net
Total lease assets	$71,157	$40,442
Liabilities:
Current:
Operating lease liabilities	$7,570	$—	Accrued liabilities
Finance lease liabilities	1,732	$—	Current portion of finance lease obligations
Capital lease and financing obligations	—	1,084	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	33,737	—	Other long-term liabilities
Finance lease liabilities	29,929	—	Finance lease obligations, less current portion
Capital lease and financing obligations	—	29,506	Finance lease obligations, less current portion
Total lease liabilities	$72,968	$30,590

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of January 3, 2020 were as follows:

January 3, 2020
Weighted-average remaining lease term (in years):
Operating leases	6.83
Finance leases	17.26
Weighted-average discount rate:
Operating leases	6.37%
Finance leases	6.74%

The components of lease expense were as follows (in thousands):

Three Months Ended
January 3, 2020
Finance lease cost:
Amortization of lease assets	$777
Interest on lease liabilities	584
Total finance lease cost	$1,361

Operating lease cost	$2,483
Variable lease cost	377
Short-term lease cost	85
Sublease income	(242)

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Three Months Ended
January 3, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,001
Operating cash flows from finance leases	584
Financing cash flows from finance leases	751

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$74
Financing lease assets obtained in exchange for new lease liabilities	586

As of January 3, 2020, maturities of lease liabilities by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2020 (remainder of fiscal year)	$7,543	$2,954
2021	9,090	3,375
2022	6,769	2,602
2023	6,070	2,816
2024	5,573	2,853
2025	4,119	3,002
Thereafter	12,335	37,152
Total lease payments	51,499	54,754
Less: interest	(10,192)	(23,093)
Present value of lease liabilities	$41,307	$31,661

As of September 27, 2019, future minimum lease payments under the Company’s operating and capital leases were as follows as determined in accordance with the previous guidance under ASC 840 and as previously disclosed in our 2019 Annual Report on Form 10-K (in thousands):

Fiscal year ending:	Operating Leases	Capital Leases
2020	$9,987	$3,299
2021	9,233	3,343
2022	7,447	2,884
2023	6,061	2,816
2024	5,564	2,853
Thereafter	16,437	39,927
Total future minimum lease payments	$54,729	55,122
Less amount representing interest		(26,241)
Present value of net minimum capital lease payments		$28,881

9. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Cost of revenue	$4,420	$8,052
Selling, general and administrative	8,654	12,519
Total	$13,074	$20,571

Intangible assets consist of the following (in thousands):

	January 3, 2020	September 27, 2019
Acquired technology	$179,434	$179,682
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	$428,704	$428,952
Less accumulated amortization	(260,550)	(247,724)
Intangible assets — net	$168,154	$181,228

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 27, 2019	$428,952	$179,682	$245,870	$3,400	$314,727
Disposal of a fully amortized intangible asset	(248)	(248)	—		—
Currency translation adjustment	—	—	—	—	(129)
Balance at January 3, 2020	$428,704	$179,434	$245,870	$3,400	$314,598

As of January 3, 2020, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2020 Remaining	2021	2022	2023	2024	Thereafter	Total
Amortization expense	$37,256	46,213	33,433	26,048	15,410	6,394	$164,754

Accumulated amortization for acquired technology and customer relationships were $139.0 million and $121.6 million, respectively, as of January 3, 2020, and $134.8 million and $112.9 million, respectively, as of September 27, 2019.

10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 3, 2020.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire on December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of January 3, 2020, no exercise of the warrants had occurred, and no request had been made to register the warrants or any underlying securities for resale by the holders.
We record the estimated fair values of the warrants as a long-term liability in the accompanying condensed consolidated financial statements with changes in the estimated fair value being recorded in the accompanying statements of operations. See Note 4 - Fair Value for additional information related to the fair value of our warrant liability. See Note 11 - Earnings (Loss) Per Share for impact of the common stock warrants on loss per share.
11. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 3, 2020	December 28, 2018
Numerator:
Net loss	$(28,362)	$(23,396)
Warrant liability gain	—	(5,468)
Net loss attributable to common stockholders	$(28,362)	$(28,864)
Denominator:
Weighted average common shares outstanding-basic	66,240	65,277
Dilutive effect of warrants	—	167
Weighted average common shares outstanding-diluted	66,240	$65,444
Loss per share-basic:
Net loss to common stockholders per share-basic	$(0.43)	$(0.36)
Loss per share-diluted:
Net loss to common stockholders per share-diluted	$(0.43)	$(0.44)

As of January 3, 2020, we had warrants outstanding which were reported as a liability on the condensed consolidated balance sheet. During the three months ended January 3, 2020 and the three months ended December 28, 2018, we recorded $4.1 million of warrant losses and $5.5 million of warrant gains, respectively, associated with adjusting the fair value of the warrants in the condensed consolidated statements of operations primarily as a result of changes in our stock price. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock. During the three months ended December 28, 2018, we adjusted the numerator by the warrant gains of $5.5 million, and the denominator by the incremental shares 166,750, under the treasury stock method. The table above excludes the effects of 1,292,101 shares for the three months ended January 3, 2020, and 129,041 shares for the three months ended December 28, 2018, respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended January 3, 2020.
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
The following is a summary of the restructuring charges incurred under the plans noted below (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Employee related expenses	$1,160	$1,153
Facility related expenses	74	3,825
Total restructuring charges	$1,234	$4,978

The following is rollforward of the accrued restructuring liabilities for the three months ended January 3, 2020 (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance as of September 27, 2019	$1,549	$978	$2,527
Charges and adjustments	1,160	74	$1,234
Charges paid/settled/other	27	(666)	(639)
Balance as of January 3, 2020	$2,736	$386	$3,122

(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
Ithaca Plan
During the fiscal quarter ended December 28, 2018, we commenced a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the “Ithaca Plan”). We incurred restructuring charges of $5.0 million in the three months ended December 28, 2018 for the Ithaca Plan. This action was completed in fiscal year 2019 and no further costs will be incurred. The remaining charges were paid during the three months ended January 3, 2020.
Details of the Ithaca Plan activities during the three months ended January 3, 2020 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance as of September 27, 2019	$13	$70	$83
Charges and adjustments	—	(40)	(40)
Charges paid/settled	(13)	(30)	(43)
Balance as of January 3, 2020	$—	$—	$—

Design Facilities Plan
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities (the “Design Facilities Plan”). This action was completed in fiscal year 2019 and no further costs will be incurred. The remaining charges are expected to be paid during fiscal year 2020.
Details of the Design Facilities Plan activities during the three months ended January 3, 2020 are as follows:

	Employee-Related Expense	Facility-Related Expense	Total
Balance as of September 27, 2019	$—	$451	$451
Charges and adjustments	—	(18)	(18)
Charges paid/settled	—	(315)	(315)
Balance as of January 3, 2020	$—	$118	$118

2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees and exiting seven development facilities in France, Japan, the Netherlands, Florida, Massachusetts, New Jersey and Rhode Island. Additionally, we made the decision to no longer invest in the design and development of optical modules and subsystems for Data Center applications. We incurred restructuring charges of $1.3 million in the three months ended January 3, 2020 under this plan, including $1.2 million of employee-related costs and $0.1 million of other costs. We expect to incur restructuring costs of approximately $1.8 million to $2.0 million through fiscal year 2020 as we complete this restructuring action, including approximately $1.4 million to $1.6 million of employee-related costs and $0.4 million of facility-related costs.

	Employee-Related Expense	Facility-Related Expense	Total
Balance as of September 27, 2019	$1,536	$457	$1,993
Charges and adjustments	1,160	132	1,292
Charges paid/settled/other	40	(321)	(281)
Balance as of January 3, 2020	$2,736	$268	$3,004

14. SHARE-BASED COMPENSATION
Stock Plans
As of January 3, 2020, we had 16.7 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 3.8 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of January 3, 2020 are subject to accelerated vesting upon a change in control of the Company.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Cost of revenue	$962	$674
Research and development	2,907	2,822
Selling, general and administrative	4,281	5,777
Total share-based compensation expense	$8,150	$9,273

As of January 3, 2020, the total unrecognized compensation costs related to ISOs, RSAs and RSUs, including awards with time-based and performance-based vesting was $68.9 million, which we expect to recognize over a weighted-average period of 2.6 years. As of January 3, 2020, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.7 million.

Stock Options
A summary of stock option activity for the three months ended January 3, 2020 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 27, 2019	376	$13.58
Granted	—	—
Exercised	(3)	16.55
Forfeited, canceled or expired	—	—
Options outstanding - January 3, 2020	373	$13.56	6.81	$4,676
Options vested and expected to vest - January 3, 2020	373	13.56	6.81	4,676
Options exercisable - January 3, 2020	89	$9.62	2.27	$1,458

Aggregate intrinsic value represents the difference between our closing stock price on January 3, 2020 and the exercise price of outstanding, in-the-money options. During the three months ended January 3, 2020, there were 2,620 options exercised. During the three months ended December 28, 2018, there were 100 options exercised. The total intrinsic value of options exercised was not material for the three months ended January 3, 2020 or the three months ended December 28, 2018.
Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSAs, RSUs and PRSUs activity for the three months ended January 3, 2020 is as follows:

	Number of RSAs, RSUs and PRSUs (in thousands)	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 27, 2019	2,613	$21.81	$56,649
Granted	1,145	21.72
Vested and released	(10)	32.20
Forfeited, canceled or expired	(165)	23.84
Balance at January 3, 2020	3,583	$21.66	$93,467

RSAs, RSUs and PRSUs that vested during the three months ended January 3, 2020 and December 28, 2018 had fair value of $0.3 million and $1.0 million, respectively, as of the vesting date.
15. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and its quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, and relative changes in permanent tax benefits or expenses.
Our effective tax rates for the three months ended January 3, 2020 and December 28, 2018 were (5.1)% and (5.1)%, respectively. Income tax expense for the three months ended January 3, 2020 and December 28, 2018 was $1.4 million and $1.1 million, respectively. The difference between the U.S. federal statutory income tax rate of 21% and our effective tax rates for the three months ended January 3, 2020 and December 28, 2018 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates and where we are not in a valuation allowance since it is expected that we will be in a taxable income position.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available evidence, both positive and negative. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. A significant piece of objective negative evidence evaluated was the cumulative U.S. loss initially incurred over the three-year period ended March 31, 2017, which we believe limited our ability to consider other subjective evidence, such as our projections for future growth. Significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the three-year period ended January 3, 2020 resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
Our deferred income tax asset balance as of January 3, 2020 and September 27, 2019 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
All earnings of foreign subsidiaries, other than M/A-COM Technology Solutions International Limited (“Cayman Islands subsidiary”), and M/A-COM Technology Solutions (UK) Limited (“UK subsidiary”), are considered indefinitely reinvested for the periods presented. During the fiscal quarter ended March 29, 2019, we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested.
The balance of the unrecognized tax benefits remained at $0.3 million as of January 3, 2020 when compared to the balance as of September 27, 2019. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the quarter ended January 3, 2020, we did not make any accrual or payment of interest and penalties due to our net operating loss carryforward position within the U.S., which would offset any adjustment.
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
16. PREPAID AND OTHER CURRENT ASSETS
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business (the "LR4 business"), pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the "LR4 Agreement"). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions and further consideration for the transfer of inventory and fixed assets within 60 days of receipt of required Chinese government approvals to transfer the funds. Total expected consideration is $17.2 million.
As of January 3. 2020, we have $14.0 million of receivables, net of a $0.3 million reserve, associated with the LR4 Agreement recorded as prepaid and other current assets, which includes $11.9 million of additional consideration, $0.6 million of tax, and $1.5 million associated with a transition services agreement we entered with the buyer at the time of the sale.
17. SUPPLEMENTAL CASH FLOW INFORMATION
As of January 3, 2020 and December 28, 2018, we had $1.5 million and $3.0 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the three months ended December 28, 2018, we capitalized $1.1 million of net construction costs, of which $0.2 million was accounted for as a non-cash transaction as the costs were paid by the developer.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Cash paid for interest	$7,624	$5,912
Cash paid for income taxes	$377	$28

18. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating loss. We evaluate this assessment on an ongoing basis as facts and circumstances change and as of January 3, 2020 there were no changes to our conclusion.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	As of
	January 3, 2020	September 27, 2019
United States	$112,888	$116,037
Asia Pacific (1)	9,062	8,917
Other Countries (2)	8,029	7,693
Total	$129,979	$132,647

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Malaysia, the Philippines, Vietnam, and China.

(2)	No international country or region represented greater than 10% of the total net long-lived assets as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 3, 2020	December 28, 2018
Customer A	16%	15%

Accounts Receivable	January 3, 2020	September 27, 2019
Customer A	25%	24%
Customer B	10%	10%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended January 3, 2020 and December 28, 2018, our top ten customers represented 60% and 61% of total revenue, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 filed with the United States Securities and Exchange Commission ("SEC") on November 26, 2019 (the "2019 Annual Report on Form 10-K").
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2019 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for Telecommunications ("Telecom"), Industrial and Defense ("I&D) and Data Center applications. Headquartered in Lowell, Massachusetts, we have more than 65 years of application expertise, with silicon, gallium arsenide and indium phosphide fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits ("IC"), multi-chip modules ("MCM"), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 8,000 end-customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into their larger electronic systems, such as, wireless basestations, high capacity optical networks, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and FTTx/PON; (2) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers
Description of Our Revenue
Revenue. Our revenue is derived from sales of high-performance RF, microwave, millimeterwave, optical and photonic semiconductor products. We design, integrate, manufacture and package differentiated semiconductor-based products that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors. We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop custom and standard products;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in our customers’ systems through cross-selling our product lines;

•	introducing new products using advanced technologies, added features, higher levels of integration and improved performance; and

•	continued growth in the demand for high-performance analog, digital and optical semiconductors in our three primary markets in particular.
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: Telecom, I&D and Data Center.
We expect our revenue in the Telecom market to be driven by 5G, with continued upgrades and expansion of communications equipment to support mobile computing devices such as smartphones and tablets, increasing adoption of our high performance RF, millimeterwave, optical and photonic components.
We expect our revenue in the I&D market to be driven by the broad product portfolio we offer that services applications such as test and measurement, satellite communications, civil and military radar, industrial, scientific and medical applications, and to be further supported by growth in applications for our multi-market catalog products.
We expect our revenue in the Data Center market to be driven by the adoption of cloud-based components and the migration to an application centric architecture, which we expect will drive adoption of higher speed optical and photonic components.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and intangibles asset valuations and associated impairment assessments; revenue reserves; and share-based compensation valuations.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2019 Annual Report on Form 10-K and Note 1 - Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Revenue	$119,097	$150,689
Cost of revenue (1)	60,893	74,064
Gross profit	$58,204	$76,625
Operating expenses:
Research and development (1)	35,158	43,525
Selling, general and administrative (1)	32,340	42,519
Restructuring charges (2)	1,234	4,978
Total operating expenses	$68,732	$91,022
Loss from operations	$(10,528)	$(14,397)
Other (expense) income
Warrant liability (expense) gain (3)	(4,087)	5,468
Interest expense	(8,621)	(8,773)
Other expense (4)	(3,740)	(4,569)
Total other expense, net	$(16,448)	$(7,874)
Loss before income taxes	(26,976)	(22,271)
Income tax expense	1,386	1,125
Net loss	$(28,362)	$(23,396)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
(a) Intangible amortization expense:
Cost of revenue	$4,420	$8,052
Selling, general and administrative	8,654	12,519
(b) Share-based compensation expense:
Cost of revenue	$962	$674
Research and development	2,907	2,822
Selling, general and administrative	4,281	5,777

(2) See Note 13 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 10 - Stockholders’ Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4) Includes $3.7 million and $4.6 million of losses for the three months ended January 3, 2020, and December 28, 2018, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 3, 2020	December 28, 2018
Revenue	100.0%	100.0%
Cost of revenue	51.1	49.2
Gross profit	48.9	50.8
Operating expenses:
Research and development	29.5	28.9
Selling, general and administrative	27.2	28.2
Restructuring charges	1.0	3.3
Total operating expenses	57.7	60.4
Loss from operations	(8.8)	(9.6)
Other (expense) income
Warrant liability (expense) gain	(3.4)	3.6
Interest expense	(7.2)	(5.8)
Other expense	(3.1)	(3.0)
Total other expense, net	(13.8)	(5.2)
Loss before income taxes	(22.7)	(14.8)
Income tax expense	1.2	0.7
Net loss	(23.8)%	(15.5)%
Comparison of the Three Months Ended January 3, 2020 to the Three Months Ended December 28, 2018
Revenue. Our revenue decreased by $31.6 million, or 21.0%, to $119.1 million for the three months ended January 3, 2020, from $150.7 million for the three months ended December 28, 2018. The decrease in revenue in the three months ended January 3, 2020 is further described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	January 3, 2020	December 28, 2018	% Change
Telecom	$45,602	$50,159	(9.1)%
Industrial & Defense	50,482	57,283	(11.9)%
Data Center	23,013	43,247	(46.8)%
Total	$119,097	$150,689	(21.0)%

Telecom	38.3%	33.3%
Industrial & Defense	42.4%	38.0%
Data Center	19.3%	28.7%
Total	100.0%	100.0%
In the three months ended January 3, 2020, our Telecom revenues decreased by $4.6 million, or 9.1%, compared to the three months ended December 28, 2018. The decrease was primarily due to lower sales of carrier-based optical semiconductor products to our Asia customer base and lower sales to Huawei Technologies Co., Ltd., and certain of its subsidiaries and affiliates ("Huawei"), as well as products targeting fiber to the home applications.
In the three months ended January 3, 2020, our I&D market revenue decreased by $6.8 million, or 11.9%, compared to the three months ended December 28, 2018. The decrease in the three months ended January 3, 2020 was primarily related to lower sales of certain legacy product lines.
In the three months ended January 3, 2020, our Data Center market revenue decreased by $20.2 million, or 46.8%, compared to the three months ended December 28, 2018. The decrease in revenue in the three months ended January 3, 2020 was primarily due to lower sales to distributors primarily associated with optical products and lasers.
Gross profit. Gross margin was 48.9% for the three months ended January 3, 2020 and 50.8% for the three months ended December 28, 2018. Gross profit was $58.2 million for the three months ended January 3, 2020 and $76.6 million for the three months ended December 28, 2018. Gross profit during the three months ended January 3, 2020 was primarily impacted by lower revenue partially offset by lower intangible amortization expense.
Research and development. Research and development expense decreased by $8.4 million, or 19.2%, to $35.2 million, or 29.5% of our revenue, for the three months ended January 3, 2020, compared with $43.5 million, or 28.9% of our revenue, for the three months ended December 28, 2018. Research and development expense has decreased in the fiscal 2020 period primarily as a result of the strategic realignment of our business and operations resulting in lower compensation costs and research and development related activity.
Selling, general and administrative. Selling, general and administrative expense decreased by $10.2 million, or 23.9%, to $32.3 million, or 27.2% of our revenue, for the three months ended January 3, 2020, compared with $42.5 million, or 28.2% of our revenue, for the three months ended December 28, 2018. Selling, general and administrative expense decreased in the three months ended January 3, 2020 primarily due to lower intangible amortization expense and lower compensation-related costs associated with the June 2019 restructuring plan.
Restructuring charges. Restructuring charges totaled $1.2 million and $5.0 million for the three months ended January 3, 2020 and December 28, 2018, respectively. During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees or 20% and exiting seven development facilities. We also committed to reducing certain development activities for one of our product lines and we made the decision to no longer invest in the design and development of optical modules and subsystems for Data Center applications (the 2019 Plan). The restructuring charges during the three months ended January 3, 2020 are primarily employee-related and associated with the 2019 Plan. We expect to incur additional restructuring costs of approximately $1.8 million to $2.0 million through fiscal year 2020 as we complete these restructuring actions. We expect annual expense savings of approximately $50 million dollars once the 2019 Plan is fully implemented. For additional information refer to Note 13 - Restructuring to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the fiscal quarter ended December 28, 2018, we commenced a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the "Ithaca Plan"). We incurred restructuring charges of $5.0 million in the three months ended December 28, 2018 for the Ithaca Plan. This action was completed in fiscal year 2019 and no further costs will be incurred.

Warrant liability. Our warrant liability resulted in an expense of $4.1 million for the three months ended January 3, 2020, compared to a gain of $5.5 million for the three months ended December 28, 2018. The difference between periods was driven by a change in the estimated fair value of common stock warrants we issued in December 2010, primarily driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value. The warrants expire on December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions.
Provision for income taxes. Our effective tax rates for the three months ended January 3, 2020 and December 28, 2018 were (5.1)% and (5.1)%, respectively. Income tax expense for the three months ended January 3, 2020 and December 28, 2018 was $1.4 million and $1.1 million, respectively. Our estimated annual effective tax rate for the year ended October 2, 2020 is expected to be (14.2)%, adjusted for discrete taxation matters arising during our interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 3, 2020 and December 28, 2018 was primarily impacted by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. For additional information refer to Note 15 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	January 3, 2020	December 28, 2018
Cash and cash equivalents, beginning of period	$75,519	$94,676
Net cash provided by operating activities	37,658	2,909
Net cash used in investing activities	(4,541)	(12,346)
Net cash (used in) provided by financing activities	(592)	1,866
Foreign currency effect on cash	140	(16)
Cash and cash equivalents, end of period	$108,184	$87,089
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended January 3, 2020 of $37.7 million consisted of a net loss of $28.4 million, plus cash provided by operating assets and liabilities of $28.5 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $37.5 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $20.5 million and share-based compensation expense of $8.2 million, a warrant liability loss of $4.1 million and a loss on minority equity investment of $3.7 million. In addition, cash provided by operating assets and liabilities was $28.5 million for the three months ended January 3, 2020, primarily driven by a decrease in accounts receivable of $18.0 million, due to improved revenue linearity throughout the quarter and timing of collections from customers, a decrease in prepaid expenses and other assets of $5.7 million and an increase in accrued and other liabilities of $5.0 million. We do not believe we will generate the same level of operating cash flow from accounts receivable in future fiscal 2020 quarters.
Our cash flow from operating activities for three months ended December 28, 2018 of $2.9 million consisted of a net loss of $23.4 million, plus changes in operating assets and liabilities of $14.2 million, less adjustments to reconcile our net loss to cash provided by operating activities of $40.5 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $28.2 million, share-based compensation expense of $9.3 million, loss on minority equity investments of $4.6 million and impairment charges of $2.7 million, partially offset by a warrant liability gain of $5.5 million. In addition, cash used in operating assets and liabilities was $14.2 million for the three months ended December 28, 2018, primarily driven by an increase in accounts receivable of $12.3 million and decreases in accounts payable of $6.9 million, partially offset by a decrease in inventory of $2.0 million and decreases in prepaid expenses and other assets of $2.6 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the three months ended January 3, 2020 consisted primarily of purchases of $77.5 million of short-term investments and capital expenditures of $4.2 million, partially offset by proceeds of $77.2 million related to the sale of short-term investments.

Our cash flow used in used in investing activities for the three months ended December 28, 2018 consisted primarily of purchases of $68.5 million of short-term investments and capital expenditures of $11.5 million, partially offset by proceeds of $68.0 million related to the sale of short-term investments.
Cash Flow from Financing Activities
During the three months ended January 3, 2020, our cash used in financing activities of $0.6 million was primarily related to $1.7 million of payments on notes payable, $0.8 million of payments on financing leases offset by $2.0 million of proceeds from stock option exercises and employee stock purchases.
During the three months ended December 28, 2018, our cash provided by financing activities of $1.9 million was primarily related to $2.4 million of proceeds from stock option exercises and employee stock purchases, partially offset by $0.3 million in purchases of stock associated with employee tax withholdings.
Liquidity
As of January 3, 2020, we held $108.2 million of cash and cash equivalents, primarily deposited with financial institutions. Other than the undistributed earnings of our M/A-COM Technology Solutions International Limited Cayman Islands and M/A-COM Technology Solutions (UK) Limited subsidiaries, the undistributed earnings of our other foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 3, 2020, cash held by our indefinitely reinvested foreign subsidiaries was $44.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of January 3, 2020, we also held $101.9 million of liquid short-term investments, and had $160.0 million in borrowing capacity under the Revolving Facility.
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
For additional information related to our Liquidity and Capital Resources, see Note 7 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 - Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of January 3, 2020.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of January 3, 2020, we had $671.3 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit

Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.7 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of January 3, 2020.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about our legal proceedings.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2019 Annual Report on Form 10-K, except as noted below.
We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the Coronavirus or other epidemics. Several of our customers and suppliers are located in Wuhan and other locations throughout China. We maintain a design center in Wuhan, as well as a sales, design and administrative offices in other cities in China, including Shenzhen, Shanghai, Beijing, Nanjing and Xi’An and also in Hong Kong. Consequently, we are susceptible to factors adversely affecting one or more of these locations.
Our results of operations could be adversely affected to the extent that Coronavirus or any other epidemic harms the Chinese economy in general. We may also experience impacts to certain of our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation may experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services. which may materially and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended January 3, 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2019-October 25, 2019	—	$—	—	—
October 26, 2019-November 29, 2019	3,595	25.91	—	—
November 30, 2019-January 3, 2020	—	—	—	—
Total	3,595	$25.91	—	—

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
101
The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 3, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.

104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 3, 2020, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: January 29, 2020	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 29, 2020	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)