Form 10-Q
period 2020-04-03
MACOM Technology Solutions Holdings, Inc.
filed 2020-04-30
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2020, there were 66,695,464 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 3, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$120,735	$75,519
Short-term investments	100,847	101,226
Accounts receivable (less allowances of $4,407 and $5,047, respectively)	53,003	69,790
Inventories	99,624	107,880
Income tax receivable	19,119	16,661
Prepaid and other current assets	24,655	27,506
Total current assets	417,983	398,582
Property and equipment, net	125,765	132,647
Goodwill	314,820	314,727
Intangible assets, net	155,735	181,228
Deferred income taxes	42,848	43,812
Other investments	14,547	23,613
Other long-term assets	41,101	10,965
TOTAL ASSETS	$1,112,799	$1,105,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations and other	$1,596	$1,084
Current portion of long-term debt	6,885	6,885
Accounts payable	26,428	24,822
Accrued liabilities	51,028	39,908
Deferred revenue	7,027	2,137
Total current liabilities	92,964	74,836
Finance lease obligations and other, less current portion	29,697	29,506
Long-term debt, less current portion	653,722	655,272
Warrant liability	7,804	12,364
Deferred income taxes	2,051	632
Other long-term liabilities	40,830	19,068
Total liabilities	827,068	791,678
Stockholders’ equity:
Common stock	67	66
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	2,126	4,358
Additional paid-in capital	1,116,105	1,101,576
Accumulated deficit	(832,237)	(791,774)
Total stockholders’ equity	285,731	313,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,112,799	$1,105,574
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	$126,424	$128,465	$245,521	$279,154
Cost of revenue	63,054	71,135	123,947	145,199
Gross profit	63,370	57,330	121,574	133,955
Operating expenses:
Research and development	35,830	42,361	70,988	85,885
Selling, general and administrative	31,994	41,998	64,334	84,518
Restructuring charges	815	3,182	2,049	8,160
Total operating expenses	68,639	87,541	137,371	178,563
Loss from operations	(5,269)	(30,211)	(15,797)	(44,608)
Other expense:
Warrant liability gain (expense)	8,647	(1,607)	4,560	3,862
Interest expense, net	(7,672)	(9,402)	(16,293)	(18,175)
Other expense, net	(4,352)	(4,440)	(8,092)	(9,010)
Total other expense net	(3,377)	(15,449)	(19,825)	(23,323)
Loss before income taxes	(8,646)	(45,660)	(35,622)	(67,931)
Income tax expense	1,580	544	2,966	1,669
Net loss	$(10,226)	$(46,204)	$(38,588)	$(69,600)

Net loss per share:
Basic loss per share:
Loss per share - basic	$(0.15)	$(0.71)	$(0.58)	$(1.06)
Diluted loss per share:
Loss per share - diluted	$(0.28)	$(0.71)	$(0.64)	$(1.12)
Shares used:
Basic	66,522	65,531	66,375	65,404
Diluted	67,085	65,531	66,921	65,610
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net loss	$(10,226)	$(46,204)	$(38,588)	$(69,600)
Unrealized (loss) gain on short-term investments, net of tax	(1,376)	606	(1,297)	350
Foreign currency translation (loss) gain, net of tax	(687)	351	(935)	1,260
Other comprehensive (loss) income, net of tax	(2,063)	957	(2,232)	1,610
Total comprehensive loss	$(12,289)	$(45,247)	$(40,820)	$(67,990)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at January 3, 2020	66,346	$66	(23)	$(330)	$4,189	$1,111,606	$(822,011)	$293,520
Stock options exercises	16	—	—	—	—	79	—	79
Vesting of restricted common stock and units	554	1	—	—	—	—	—	1
Shares repurchased for tax withholdings on equity awards	(198)	—	—	—	—	(5,856)	—	(5,856)
Share-based compensation	—	—	—	—	—	10,276	—	10,276
Other comprehensive loss, net of tax	—	—	—	—	(2,063)	—	—	(2,063)
Net loss	—	—	—	—	—	—	(10,226)	(10,226)
Balance at April 3, 2020	66,718	$67	(23)	$(330)	$2,126	$1,116,105	$(832,237)	$285,731

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock options exercises	18	—	—	—	—	122	—	122
Vesting of restricted common stock and units	564	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	160	—	—	—	—	1,930	—	1,930
Shares repurchased for tax withholdings on equity awards	(201)	—	—	—	—	(5,949)	—	(5,949)
Share-based compensation	—	—	—	—	—	18,426	—	18,426
Other comprehensive loss, net of tax	—	—	—	—	(2,232)	—	—	(2,232)
Net loss	—	—	—	—	—	—	(38,588)	(38,588)
Balance at April 3, 2020	66,718	$67	(23)	$(330)	$2,126	$1,116,105	$(832,237)	$285,731
See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 28, 2018	65,395	$65	(23)	$(330)	$2,841	$1,086,052	$(431,372)	$657,256
Stock options exercises	12	—	—	—	—	24	—	24
Vesting of restricted common stock and units	490	1	—	—	—	—	—	1
Shares repurchased for tax withholdings on equity awards	(174)	—	—	—	—	(3,085)	—	(3,085)
Share-based compensation	—	—	—	—	—	8,076	—	8,076
Other comprehensive loss, net of tax	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	—	(46,204)	(46,204)
Balance at March 29, 2019	65,723	$66	(23)	$(330)	$3,798	$1,091,067	$(477,576)	$617,025

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Stock option exercises	12	—	—	—	—	24	—	24
Vesting of restricted common stock and units	545	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	156	—	—	—	—	2,392	—	2,392
Shares repurchased for tax withholdings on equity awards	(192)	—	—	—	—	(3,426)	—	(3,426)
Share-based compensation	—	—	—	—	—	17,349	—	17,349
Other comprehensive income, net of tax	—	—	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	—	—	(69,600)	(69,600)
Balance at March 29, 2019	65,723	$66	(23)	$(330)	$3,798	$1,091,067	$(477,576)	$617,025
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	April 3, 2020	March 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,588)	$(69,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangibles amortization	40,241	55,478
Share-based compensation	18,426	17,349
Warrant liability gain	(4,560)	(3,862)
Deferred financing cost amortization	2,031	2,031
Deferred income taxes	2,322	46
Impairment and restructuring related	—	4,696
Loss on minority equity investment	9,066	8,971
Other adjustments, net	1,029	377
Change in operating assets and liabilities:
Accounts receivable	16,787	9,989
Inventories	8,256	2,904
Prepaid expenses and other assets	9,772	(1,256)
Accounts payable	1,812	(4,103)
Accrued and other liabilities	(849)	1,407
Income taxes	(2,807)	2,411
Net cash provided by operating activities	62,938	26,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,036)	(22,600)
Proceeds from sales and maturities of short-term investments	90,026	86,447
Purchases of short-term investments	(90,401)	(86,951)
Sale of businesses and assets	363	—
Acquisition of businesses, net	—	(375)
Net cash used in investing activities	(9,048)	(23,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	2,052	2,416
Payments on long-term debt	(3,442)	(3,442)
Payments on finance leases and other	(871)	(518)
Repurchase of common stock - tax withholdings on equity awards	(5,949)	(3,426)
Payments of contingent consideration and other	—	(577)
Net cash used in financing activities	(8,210)	(5,547)
Foreign currency effect on cash	(464)	189
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,216	(1,999)
CASH AND CASH EQUIVALENTS — Beginning of period	75,519	94,676
CASH AND CASH EQUIVALENTS — End of period	$120,735	$92,677
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of September 27, 2019 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 27, 2019 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019 (the “2019 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K.
Principles of Consolidation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2020 includes 53 weeks and fiscal year 2019 includes 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first quarter. Our first fiscal quarter ended January 3, 2020 included 14 weeks.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the 2019 Annual Report on Form 10-K.
Pronouncements Adopted in Fiscal Year 2020
On the first day of our fiscal year 2020, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which requires lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use (“ROU”) asset and a lease liability equal to the present value of related future minimum lease payments. We adopted the new lease guidance using the modified retrospective approach and the transition method available in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to use the effective date as the date of initial application of the guidance. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance. We elected the “practical expedients package of three” permitted under the transition guidance within ASC 842, which permitted us to carry forward our historical assessments of whether contracts contain leases, lease classification, and initial direct costs, for leases in existence prior to September 28, 2019. We evaluated our identified leases and applied the new lease guidance as discussed in Note 8 - Leases.
At the effective date, the adoption of ASC 842 resulted in an increase to our total assets of approximately $37.1 million, an increase to total liabilities of approximately $39.0 million and a decrease to retained earnings of approximately $1.9 million primarily due to derecognition of financing obligations and associated assets established under ASC 840, Leases.
We have operating leases for certain facilities as well as manufacturing and office equipment. Based on the present value of lease payments for the remaining lease term of our existing leases, we recognized $37.7 million and $43.6 million of both operating ROU assets and operating lease liabilities, respectively, on our condensed consolidated balance sheet upon adoption of ASC 842 on September 28, 2019. The difference between the ROU asset and liability represents deferred rent and lease incentives of approximately $5.9 million, recorded as a reduction to our gross ROU assets.
We have finance leases for our corporate headquarters, including our fabrication facility, and to a lesser extent, various manufacturing equipment. Upon the adoption of ASC 842 on September 28, 2019, we derecognized the previous financed assets, recorded financing obligations for our corporate headquarters, and recorded finance lease assets and financing obligations for various manufacturing equipment. On September 28, 2019 we recognized a finance lease ROU asset and finance lease liability of $35.7 million and $31.8 million, respectively, on our condensed consolidated balance sheet. The difference between the ROU asset and liability represents net prepaid rent for our corporate headquarters, which is recorded as part of the finance lease ROU asset and is being amortized on a straight-line basis over the remaining lease term.
The adoption of the new lease guidance did not have a material impact to the condensed consolidated statement of operations or cash flows, or earnings per share for the three and six months ended April 3, 2020.
Pronouncements for Adoption in Subsequent Periods
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Credit Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired, replacing the current incurred loss methodology that delays recognition of credit losses until a probable loss has been incurred. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. We plan to adopt this standard on the first day of our fiscal year 2021, October 3, 2020. We are currently evaluating the impact of this standard, although we do not believe the adoption will have a material impact on our consolidated financial statements.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue by Market:
Telecommunications	$51,648	$47,337	$97,249	$97,496
Industrial & Defense	48,069	50,471	98,552	107,754
Data Center	26,707	30,657	49,720	73,904
Total	$126,424	$128,465	$245,521	$279,154

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue by Geographic Region:
United States	$56,380	$64,714	$110,331	$132,832
China	40,433	32,419	77,773	77,041
Asia Pacific, excluding China (1)	20,044	20,598	38,864	44,013
Other Countries (2)	9,567	10,734	18,553	25,268
Total	$126,424	$128,465	$245,521	$279,154

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand and the Philippines.

(2)	Outside the United States, no country or region represented greater than 10% of our total revenue as of the dates presented, other than China and the Asia Pacific region as presented above.
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
The following table presents the changes in contract liabilities during the six months ended April 3, 2020 (in thousands):

	April 3, 2020	September 27, 2019	$ Change	% Change
Contract liabilities	$10,542	$10,653	$(111)	(1)%

As of April 3, 2020 and September 27, 2019, approximately $3.5 million and $8.5 million of our contract liabilities, respectively, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as deferred revenue. The decrease in contract liabilities during the six months ended April 3, 2020, as shown in the table above, was primarily from the recognition of revenue deferred for funds received prior to when certain of our customers obtain control of the product or services.
During the three and six months ended April 3, 2020, we recognized net sales of $0.1 million and $0.2 million, respectively, that were included in the contract liabilities balance at the beginning of the period.
3. INVESTMENTS
Our short-term investments include corporate bonds and commercial paper and are classified as available-for-sale and are summarized in the tables below (in thousands):

	April 3, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,778	$—	$(1,291)	$28,487
Commercial paper	72,364	28	(32)	72,360
Total short-term investments	$102,142	$28	$(1,323)	$100,847

	September 27, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,578	$112	$(93)	$29,597
Commercial paper	71,646	1	(18)	71,629
Total short-term investments	$101,224	$113	$(111)	$101,226

The contractual maturities of available-for-sale investments were as follows (in thousands):

	April 3, 2020	September 27, 2019
Less than 1 year	$77,862	$75,233
Over 1 year	22,985	25,993
Total short-term investments	$100,847	$101,226

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Other Investments — As of April 3, 2020, we held an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. As of April 3, 2020, the cost of this investment was $5.0 million. We evaluate this investment for impairment at each balance sheet date, and through April 3, 2020, no impairment has been recorded for this investment.
Also included in long-term investments, is a minority investment of less than 20.0% in the outstanding equity of a private company (“Compute”) that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018. This investment value is updated quarterly based on our proportionate share of the losses or earnings, as well as any changes in Compute's equity, utilizing the equity method. During the three and six months ended April 3, 2020, we recorded losses of $5.3 million and $9.1 million, respectively, associated with this investment as other expense in our condensed consolidated statements of operations. During the three and six months ended March 29, 2019, we recorded losses of $4.4 million and $9.0 million, respectively, associated with this investment. As of April 3, 2020 and September 27, 2019, the carrying value of this investment was $9.5 million and $18.6 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 3, 2020.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 3, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$491	$491	$—	$—
Commercial paper	72,360	—	72,360	—
Corporate bonds	28,487	—	28,487	—
Total assets measured at fair value	$101,338	$491	$100,847	$—
Liabilities
Common stock warrant liability	$7,804	$—	$—	$7,804
Total liabilities measured at fair value	$7,804	$—	$—	$7,804

	September 27, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$261	$261	$—	$—
Commercial paper	71,629	—	71,629	—
Corporate bonds	29,597	—	29,597	—
Total assets measured at fair value	$101,487	$261	$101,226	$—
Liabilities
Common stock warrant liability	$12,364	$—	$—	$12,364
Total liabilities measured at fair value	$12,364	$—	$—	$12,364

As of April 3, 2020 and September 27, 2019, the fair value of the common stock warrants was estimated using a Black-Scholes option pricing model.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	April 3, 2020	September 27, 2019
Warrant liability	Black-Scholes model	Volatility	62.1%	61.4%
		Discount rate	0.15%	1.71%
		Expected life	0.7 years	1.2 years
		Exercise price	$14.05	$14.05
		Stock price	$18.55	$21.68
		Dividend rate	—%	—%

The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	September 27, 2019	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	April 3, 2020
Common stock warrant liability	$12,364	$(4,560)	$—	$—	$7,804

	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	March 29, 2019
Contingent consideration	$585	$65	$—	$(650)	$—
Common stock warrant liability	$13,129	$(3,861)	$—	$—	$9,268

5. INVENTORIES
Inventories consist of the following (in thousands):

	April 3, 2020	September 27, 2019
Raw materials	$56,018	$59,184
Work-in-process	12,006	13,799
Finished goods	31,600	34,897
Total inventory, net	$99,624	$107,880

6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	April 3, 2020	September 27, 2019
Construction in process	$14,067	$24,848
Machinery and equipment	191,660	175,696
Leasehold improvements	19,241	12,962
Furniture and fixtures	3,736	3,716
Computer equipment and software	18,277	18,116
Capital lease and financed assets	—	46,496
Finance lease assets	36,112	—
Total property and equipment	$283,093	$281,834
Less accumulated depreciation and amortization	(157,328)	(149,187)
Property and equipment, net	$125,765	$132,647

Depreciation and amortization expense related to property and equipment for the three and six months ended April 3, 2020 was $7.3 million and $14.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended March 29, 2019 was $7.6 million and $15.2 million, respectively. Accumulated amortization on finance lease assets as of April 3, 2020 was $1.6 million. Accumulated depreciation on capital leases as of September 27, 2019 was $5.3 million.
7. DEBT
As of April 3, 2020, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of April 3, 2020, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the “Revolving Facility”). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of April 3, 2020, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$669,529	0.99%	2.25%	3.24%

As of April 3, 2020, approximately $6.6 million of deferred financing costs remain unamortized, of which $6.1 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet, and $0.5 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying condensed consolidated balance sheet.
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

As of April 3, 2020, we had $160.0 million of borrowing capacity under our Revolving Facility, however, we would be subject to certain financial covenants if we were to borrow more than $50 million of the Revolving Facility.
As of April 3, 2020, the following remained outstanding on the Term Loans (in thousands):

April 3, 2020
Principal balance	$669,529
Unamortized discount	(2,809)
Unamortized deferred financing costs	(6,113)
Total term loans	660,607
Current portion	6,885
Long-term, less current portion	$653,722

As of April 3, 2020, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

Amount
2020 (remainder of fiscal year)	$3,442
2021	6,885
2022	6,885
2023	6,885
2024	645,432
Total	$669,529

The fair value of the Term Loans was estimated to be approximately $595.9 million as of April 3, 2020, and was determined using Level 2 inputs, including a quoted rate from a financial institution.
8. LEASES
We have operating leases for certain facilities, as well as manufacturing and office equipment. We have financing leases for our corporate headquarters, including our fabrication facility, and to a lesser extent, various manufacturing equipment. These leases expire at various dates through 2038, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
We determine that a contract contains a lease at lease inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether the right to control an identified asset exists, we assess whether we have the right to direct the use of the identified asset and obtain substantially all of the economic benefit from the use of the identified asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. For leases with a term of one year or less (“short-term leases”), we elected not to recognize the lease liability for these arrangements and the lease payments are recognized in the condensed consolidated statement of operations on a straight-line basis over the lease term. ROU assets and lease liabilities are recognized at the present value of future minimum lease payments over the lease term on the commencement date. ROU assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received. We include options to renew or terminate when determining the lease term when it is reasonably certain that the option will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Our leases may contain lease and non-lease components. We elected to account for lease and non-lease components in a contract as part of a single lease component. Fixed payments are considered part of the single lease component and included in the ROU assets and lease liabilities. Additionally, lease contracts typically include variable payments and other costs that do not transfer a separate good or service, such as reimbursement for real estate taxes and insurance, which are expensed as incurred.
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

Included in our condensed consolidated balance sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	April 3, 2020	September 27, 2019	Consolidated Balance Sheet Classification
Assets:
Operating lease ROU assets	$33,807	$—	Other long-term assets
Finance lease assets	34,667	—	Property and equipment, net
Capital lease and financed assets	—	40,442	Property and equipment, net
Total lease assets	$68,474	$40,442
Liabilities:
Current:
Operating lease liabilities	$7,613	$—	Accrued liabilities
Finance lease liabilities	1,596	—	Current portion of finance lease obligations and other
Capital lease and financing obligations	—	1,084	Current portion of finance lease obligations and other
Long-term:
Operating lease liabilities	32,052	—	Other long-term liabilities
Finance lease liabilities	29,697	—	Finance lease obligations and other, less current portion
Capital lease and financing obligations	—	29,506	Finance lease obligations and other, less current portion
Total lease liabilities	$70,958	$30,590

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of April 3, 2020 were as follows:

April 3, 2020
Weighted-average remaining lease term (in years):
Operating leases	6.69
Finance leases	17.17
Weighted-average discount rate:
Operating leases	6.36%
Finance leases	6.72%

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	April 3, 2020
Finance lease cost:
Amortization of lease assets	$796	$1,573
Interest on lease liabilities	532	1,116
Total finance lease cost	$1,328	$2,689

Operating lease cost	$2,448	$4,931
Variable lease cost	811	1,188
Short-term lease cost	185	270
Sublease income	(83)	(325)

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Six Months Ended
April 3, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,486
Operating cash flows from finance leases	1,116
Financing cash flows from finance leases	871

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$157
Financing lease assets obtained in exchange for new lease liabilities	586

As of April 3, 2020, maturities of lease liabilities by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2020 (remainder of fiscal year)	$5,028	$1,923
2021	9,183	3,394
2022	7,427	2,836
2023	5,989	2,820
2024	5,571	2,856
2025	3,636	2,783
Thereafter	12,276	37,150
Total lease payments	49,110	53,762
Less: interest	9,445	22,469
Present value of lease liabilities	$39,665	$31,293

As of September 27, 2019, future minimum lease payments under our operating and capital leases were as follows as determined in accordance with the previous guidance under ASC 840 and as previously disclosed in our 2019 Annual Report on Form 10-K (in thousands):

Fiscal year ending:	Operating Leases	Capital Leases
2020	$9,987	$3,299
2021	9,233	3,343
2022	7,447	2,884
2023	6,061	2,816
2024	5,564	2,853
Thereafter	16,437	39,927
Total future minimum lease payments	$54,729	55,122
Less amount representing interest		(26,241)
Present value of net minimum capital lease payments		$28,881

9. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Cost of revenue	$4,347	$7,883	$8,767	$15,935
Selling, general and administrative	8,072	11,873	16,726	24,392
Total	$12,419	$19,756	$25,493	$40,327

Intangible assets consist of the following (in thousands):

	April 3, 2020	September 27, 2019
Acquired technology	$179,434	$179,682
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	$428,704	$428,952
Less accumulated amortization	(272,969)	(247,724)
Intangible assets — net	$155,735	$181,228

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance at September 27, 2019	$428,952	$179,682	$245,870	$3,400	$314,727
Disposal of a fully amortized intangible asset	(248)	(248)	—	—	—
Currency translation adjustment	—	—	—	—	93
Balance at April 3, 2020	$428,704	$179,434	$245,870	$3,400	$314,820

As of April 3, 2020, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2020 Remaining	2021	2022	2023	2024	Thereafter	Total
Amortization expense	$24,837	46,213	33,433	26,048	15,410	6,394	$152,335

Accumulated amortization for acquired technology and customer relationships were $143.4 million and $129.6 million, respectively, as of April 3, 2020, and $134.8 million and $112.9 million, respectively, as of September 27, 2019.
10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 3, 2020.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire on December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of April 3, 2020, no exercise of the warrants had occurred, and no request had been made to register the warrants or any underlying securities for resale by the holders.
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

11. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Numerator:
Net loss	$(10,226)	$(46,204)	$(38,588)	$(69,600)
Warrant liability gain	(8,647)	—	(4,560)	(3,862)
Net loss attributable to common stockholders	$(18,873)	$(46,204)	$(43,148)	$(73,462)
Denominator:
Weighted average common shares outstanding-basic	66,522	65,531	66,375	65,404
Dilutive effect of warrants	563	—	546	206
Weighted average common shares outstanding-diluted	67,085	$65,531	$66,921	$65,610
Loss per share-basic:
Net loss to common stockholders per share-basic:	$(0.15)	$(0.71)	$(0.58)	$(1.06)
Loss per share-diluted:
Net loss to common stockholders per share-diluted:	$(0.28)	$(0.71)	$(0.64)	$(1.12)

As of April 3, 2020, we had warrants outstanding which were reported as a liability on the condensed consolidated balance sheet. During the three and six months ended April 3, 2020, and the six months ended March 29, 2019, we recorded warrant liability gains of $8.6 million, $4.6 million and $3.9 million, respectively, associated with adjusting the fair value of the warrants in the condensed consolidated statements of operations primarily as a result of changes in our stock price. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock. During the three and six months ended April 3, 2020, and the six months ended March 29, 2019, we adjusted the numerator by the warrant gains of $8.6 million, $4.6 million and $3.9 million, respectively, and the denominator by the incremental shares of 562,567, 545,578 and 206,104, respectively, under the treasury stock method. The table above excludes the effects of 1,009,830 and 886,671 shares for the three and six months ended April 3, 2020, respectively, and 425,202 and 154,377 shares for the three and six months ended March 29, 2019, respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigations. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended April 3, 2020.
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
The following is a summary of the restructuring charges incurred under the plans noted below (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Employee related expenses	$390	$465	$1,549	$1,618
Facility related expenses	425	2,717	500	6,542
Total restructuring charges	$815	$3,182	$2,049	$8,160

The following is a rollforward of the accrued restructuring liabilities for the six months ended April 3, 2020 (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance at September 27, 2019	$1,549	$978	$2,527
Charges and adjustments	1,549	500	2,049
Charges paid/settled/other	(799)	(1,337)	(2,136)
Balance at April 3, 2020	$2,299	$141	$2,440

(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
Ithaca Plan
During the fiscal quarter ended December 28, 2018, we commenced a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the “Ithaca Plan”). We incurred restructuring charges for the Ithaca Plan of $0.4 million in the three months ended March 29, 2019 including $0.2 million of employee-related costs and $0.2 million of facility-related costs, and $5.4 million in the six months ended March 29, 2019, including $1.4 million of employee-related costs and $4.0 million of facility-related costs. This action was completed in fiscal year 2019 and no further costs will be incurred. The remaining charges were paid during the three months ended January 3, 2020.
Details of the Ithaca Plan activities during the six months ended April 3, 2020 are as follows (in thousands):

	Employee-Related Expense	Facility-Related Expense	Total
Balance at September 27, 2019	$13	$70	$83
Charges and adjustments	—	(40)	(40)
Charges paid/settled	(13)	(30)	(43)
Balance at April 3, 2020	$—	$—	$—

Design Facilities Plan
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities (the “Design Facilities Plan”). We incurred restructuring charges of $2.8 million in the three months ended March 29, 2019, including $0.3 million of employee-related costs and $2.5 million of facility-related costs. This action was completed in fiscal year 2019 and no further costs will be incurred. The remaining charges are expected to be paid during fiscal year 2020.
Details of the Design Facilities Plan activities during the six months ended April 3, 2020 are as follows (in thousands):

Facility-Related Expense
Balance at September 27, 2019	$451
Charges and adjustments	(18)
Charges paid/settled	(315)
Balance at April 3, 2020	$118

2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees and exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts, and Rhode Island; additionally, we made the decision to no longer invest in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). We incurred restructuring charges of $0.8 million in the three months ended April 3, 2020 under the 2019 Plan, including $0.4 million of employee-related costs and $0.4 million of other costs, and $2.1 million in the six months ended April 3, 2020, including $1.5 million of employee-related costs and $0.6 million of other costs. We expect to incur restructuring costs of approximately $0.1 million to $0.2 million through fiscal year 2020 as we complete this restructuring action.
Details of the 2019 Plan activities during the six months ended April 3, 2020 are as follows (in thousands):

	Employee-Related Expense	Facility-Related Expense	Total
Balance at September 27, 2019	$1,536	$457	$1,993
Charges and adjustments	1,549	558	2,107
Charges paid/settled/other	(786)	(992)	(1,778)
Balance at April 3, 2020	$2,299	$23	$2,322

14. SHARE-BASED COMPENSATION

Stock Plans
As of April 3, 2020, we had 16.9 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 3.8 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of April 3, 2020 are subject to accelerated vesting upon a change in control of the Company.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Cost of revenue	$995	$841	$1,957	$1,514
Research and development	4,111	1,200	7,018	4,022
Selling, general and administrative	5,170	6,035	9,451	11,813
Total share-based compensation expense	$10,276	$8,076	$18,426	$17,349

As of April 3, 2020, the total unrecognized compensation costs related to ISOs, RSAs and RSUs, including awards with time-based and performance-based vesting was $61.1 million, which we expect to recognize over a weighted-average period of 2.4 years. As of April 3, 2020, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.2 million.

Stock Options
A summary of stock option activity for the six months ended April 3, 2020 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 27, 2019	376	$13.58
Exercised	(18)	6.73
Forfeited, canceled or expired	—	19.45
Options outstanding - April 3, 2020	358	$13.93	6.84	$1,653
Options vested and expected to vest - April 3, 2020	358	13.93	6.84	1,653
Options exercisable - April 3, 2020	73	$10.55	2.40	$580

Aggregate intrinsic value represents the difference between our closing stock price on April 3, 2020 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.3 million for the three and six months ended April 3, 2020 and $0.2 million for the three and six months ended March 29, 2019.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSAs, RSUs and PRSUs activity for the six months ended April 3, 2020 is as follows:

	Number of RSAs, RSUs and PRSUs (in thousands)	Weighted- Average Grate Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at September 27, 2019	2,613	$21.81	$56,649
Granted	1,177	21.80
Vested and released	(564)	26.98
Forfeited, canceled or expired	(238)	23.18
Balance at April 3, 2020	2,988	$20.72	$55,333

RSAs, RSUs and PRSUs that vested during the six months ended April 3, 2020 and March 29, 2019 had combined fair values of $16.7 million and $9.6 million, respectively, as of the vesting date.
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
Our effective tax rates for the six months ended April 3, 2020 and March 29, 2019 were (8.3)% and (2.5)%, respectively. Income tax expense for the six months ended April 3, 2020 and March 29, 2019 was $3.0 million and $1.7 million, respectively. Our effective tax rates for the three months ended April 3, 2020 and March 29, 2019 were (18.3)% and (1.2)%, respectively. Income tax expense for the three months ended April 3, 2020 and March 29, 2019 was $1.6 million and $0.5 million, respectively. The difference between the U.S. federal statutory income tax rate of 21% and our effective tax rates for the three and six months ended April 3, 2020 and March 29, 2019 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates and where we are not in a valuation allowance since it is expected that we will be in a taxable income position.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available evidence, both positive and negative. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the three-year period ended April 3, 2020 that resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
Our deferred income tax asset balance as of April 3, 2020 and September 27, 2019 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
All earnings of foreign subsidiaries, other than M/A-COM Technology Solutions International Limited (“Cayman Islands subsidiary”), and M/A-COM Technology Solutions (UK) Limited (“UK subsidiary”), are considered indefinitely reinvested for the periods presented. During the fiscal quarter ended March 29, 2019, we changed our position for our Cayman Islands subsidiary to no longer have its earnings permanently reinvested which had no tax impact.
The balance of the unrecognized tax benefits remained at $0.3 million as of April 3, 2020 when compared to the balance as of September 27, 2019. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended April 3, 2020, we did not make any accrual or payment of interest and penalties due to our net operating loss carryforward position within the U.S., which would offset any adjustment.
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
On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act made a technical correction to the Tax Act impacting our net operating loss (“NOL”) carryforward for the fiscal year ended September 29, 2018 by limiting it to a 20-year carryforward period, rather than having an indefinite life carryforward, which is applicable for the U.S. NOL carryforward attributes generated starting in our fiscal year ended September 27, 2019. There was no change to the ability of the NOLs generated in the fiscal year ended September 29, 2018 to offset 100% of taxable income during the 20 year carryforward period. This technical correction resulted in an increase to our valuation allowance against certain indefinite-lived NOL carryforward assets that were previously being used to offset indefinite-lived deferred tax liabilities which resulted in tax expense of approximately $1.4 million during the fiscal quarter ended April 3, 2020.
16. PREPAID AND OTHER CURRENT ASSETS
On May 10, 2018, we completed the sale and transfer of certain assets associated with our Japan-based long-range optical subassembly business, pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the “LR4 Agreement”). The LR4 Agreement provided that the buyer would pay us $5.0 million within 30 days following the closing of the transactions and further consideration for the transfer of inventory and fixed assets within 60 days of receipt of required Chinese government approvals to transfer the funds. Total expected consideration is $17.2 million.
As of April 3, 2020, we have $13.1 million of receivables, net of a $1.2 million reserve, associated with the LR4 Agreement recorded as prepaid and other current assets, which includes $11.0 million of additional consideration, $0.6 million of tax, and $1.5 million associated with a transition services agreement we entered with the buyer at the time of the sale.
17. SUPPLEMENTAL CASH FLOW INFORMATION
As of April 3, 2020 and March 29, 2019, we had $0.6 million and $2.7 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities during each period. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying condensed consolidated statements of cash flows until paid.
During the six months ended March 29, 2019, we capitalized $1.5 million of net construction costs, of which $0.3 million was accounted for as a non-cash transaction as the costs were paid by the developer.
The following is supplemental cash flow information regarding non-cash investing and financing activities (in thousands):

	Six Months Ended
	April 3, 2020	March 29, 2019
Cash paid for interest	$14,830	$17,041
Cash paid (refunded) for income taxes	$920	$(1,606)

18. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated revenue, gross profit and operating loss. We evaluate this assessment on an ongoing basis as facts and circumstances change and as of April 3, 2020 there were no changes to our conclusion.

For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	April 3, 2020	September 27, 2019
United States	$107,892	$116,037
Asia Pacific (1)	7,946	8,917
Other Countries (2)	9,927	7,693
Total	$125,765	$132,647

(1)	Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Malaysia, the Philippines, Vietnam and China.

(2)	Outside the United States, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Customer A	15%	14%	15%	15%
Customer B	11%	5%	10%	6%

Accounts Receivable	April 3, 2020	September 27, 2019
Customer A	23%	24%
Customer C	13%	10%

No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and six months ended April 3, 2020 our top ten customers represented 58% and 59%, respectively, of total revenue, and for the three and six months ended March 29, 2019, our top ten customers represented 55% and 56%, respectively, of total revenue.

19. RELATED-PARTY TRANSACTIONS
During the six months ended April 3, 2020, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC, a MACOM customer and an affiliate of directors John and Susan Ocampo. Together, Mr. and Mrs. Ocampo are MACOM's largest stockholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 filed with the United States Securities and Exchange Commission (“SEC”) on November 26, 2019 (the “2019 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to our strategic plans and priorities, anticipated drivers of future revenue growth, industry trends, the potential impacts of COVID-19 on our future operations and results, our plans for use of our cash and cash equivalents, short-term investments and revolving credit facility, our ability to meet working capital requirements and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our quarterly report on Form 10-Q for the fiscal quarter ended January 3, 2020 filed with the SEC on January 29, 2020 and our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center applications. Headquartered in Lowell, Massachusetts, we have more than 65 years of application expertise, with silicon, gallium arsenide and indium phosphide fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 8,000 end-customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into larger electronic systems, such as, wireless basestations, high capacity optical networks, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure like long-haul/metro, 5G and FTTx/PON, among others; (2) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
COVID-19 Impact
COVID-19, the disease caused by the most recently discovered coronavirus, has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, as of the fiscal quarter ended April 3, 2020, have a material impact on our supply, our demand or our consolidated operating results.
Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on the demand for our products. The continued spread of COVID-19 could cause an overall economic slowdown or recession and could result in adverse impacts such as increased credit and collectibility risks, adverse impacts on our suppliers, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. The degree to which the COVID-19 pandemic impacts our future business, financial condition, results of operations, liquidity and cash flows will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, how quickly and to what extent normal operating conditions can resume, and the economic impact on local, regional, national and international markets.
For additional information on risk factors that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Description of Our Revenue
Revenue. Our revenue is derived from sales of high-performance RF, microwave, millimeter wave, optical and photonic semiconductor products. We design, integrate, manufacture and package differentiated, semiconductor-based products that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors. We believe the primary drivers of our future revenue growth will include:

•	engaging early with our lead customers to develop custom and standard products;

•	leveraging our core strength and leadership position in standard, catalog products that service all of our end applications;

•	increasing content of our semiconductor solutions in customers’ systems through cross-selling our product lines;

•	introducing new products using advanced technologies, added features, higher levels of integration and improved performance; and

•	continued growth in the demand for high-performance analog, digital and optical semiconductors in our three primary markets in particular.
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: Telecom, I&D and Data Center.
We expect our revenue in the Telecom market to be driven by 5G deployments, with continued upgrades and expansion of communications equipment, and increasing adoption of our high-performance RF, millimeter wave, optical and photonic components.
We expect our revenue in the I&D market to be driven by the expanding product portfolio that we offer which services applications such as test and measurement, satellite communications, civil and military radar, industrial, scientific and medical applications, further supported by growth in applications for our multi-market catalog products.
We expect our revenue in the Data Center market to be driven by the adoption of cloud-based services and the upgrade of data center architectures, to 100G, 200G and 400G interconnects, which we expect will drive adoption of higher speed optical and photonic components.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of April 30, 2020, the date of filing of this Quarterly Report on Form 10-Q with the SEC. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and long-lived asset valuations and associated impairment assessments; revenue reserves; and share-based compensation valuations.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	$126,424	$128,465	$245,521	$279,154
Cost of revenue (1)	63,054	71,135	123,947	145,199
Gross profit	$63,370	$57,330	$121,574	$133,955
Operating expenses:
Research and development (1)	35,830	42,361	70,988	85,885
Selling, general and administrative (1)	31,994	41,998	64,334	84,518
Restructuring charges (2)	815	3,182	2,049	8,160
Total operating expenses	$68,639	$87,541	$137,371	$178,563
Loss from operations	$(5,269)	$(30,211)	$(15,797)	$(44,608)
Other expense:
Warrant liability gain (expense) (3)	8,647	(1,607)	4,560	3,862
Interest expense	(7,672)	(9,402)	(16,293)	(18,175)
Other expense (4)	(4,352)	(4,440)	(8,092)	(9,010)
Total other expense net	$(3,377)	$(15,449)	$(19,825)	$(23,323)
Loss before income taxes	(8,646)	(45,660)	(35,622)	(67,931)
Income tax expense	1,580	544	2,966	1,669
Net loss	$(10,226)	$(46,204)	$(38,588)	$(69,600)

(1)
Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
(a) Intangible amortization expense:
Cost of revenue	$4,347	$7,883	$8,767	$15,935
Selling, general and administrative	8,072	11,873	16,726	24,392
(b) Share-based compensation expense:
Cost of revenue	$995	$841	$1,957	$1,514
Research and development	4,111	1,200	7,018	4,022
Selling, general and administrative	5,170	6,035	9,451	11,813

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
(4) Includes $5.3 million and $9.1 million of losses for the three and six months ended April 3, 2020, respectively, and $4.4 million and $9.0 million of losses for the three and six months ended March 29, 2019, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.9	55.4	50.5	52.0
Gross profit	50.1	44.6	49.5	48.0
Operating expenses:
Research and development	28.3	33.0	28.9	30.8
Selling, general and administrative	25.3	32.7	26.2	30.3
Restructuring charges	0.6	2.5	0.8	2.9
Total operating expenses	54.3	68.1	56.0	64.0
Loss from operations	(4.2)	(23.5)	(6.4)	(16.0)
Other expense:
Warrant liability gain (expense)	6.8	(1.3)	1.9	1.4
Interest expense	(6.1)	(7.3)	(6.6)	(6.5)
Other expense, net	(3.4)	(3.5)	(3.3)	(3.2)
Total other expense net	(2.7)	(12.0)	(8.1)	(8.4)
Loss before income taxes	(6.8)	(35.5)	(14.5)	(24.3)
Income tax expense	1.2	0.4	1.2	0.6
Net loss	(8.1)%	(36.0)%	(15.7)%	(24.9)%
Comparison of the Three and Six Months Ended April 3, 2020 to the Three and Six Months Ended March 29, 2019
Revenue. Our revenue decreased by $2.0 million, or 1.6%, to $126.4 million for the three months ended April 3, 2020, from $128.5 million for the three months ended March 29, 2019, and our revenue decreased by $33.6 million, or 12.0%, for the six months ended April 3, 2020, from $279.2 million for the six months ended March 29, 2019.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 3, 2020	March 29, 2019	% Change	April 3, 2020	March 29, 2019	% Change
Telecom	$51,648	$47,337	9.1%	$97,249	$97,496	(0.3)%
Industrial & Defense	48,069	50,471	(4.8)%	98,552	107,754	(8.5)%
Data Center	26,707	30,657	(12.9)%	49,720	73,904	(32.7)%
Total	$126,424	$128,465	(1.6)%	$245,521	$279,154	(12.0)%

Telecom	40.9%	36.8%		39.6%	34.9%
Industrial & Defense	38.0%	39.3%		40.1%	38.6%
Data Center	21.1%	23.9%		20.3%	26.5%
Total	100.0%	100.0%		100.0%	100.0%
In the three months ended April 3, 2020, our Telecom revenues increased by $4.3 million, or 9.1%, compared to the three months ended March 29, 2019. In the six months ended April 3, 2020, our Telecom revenues decreased by $0.2 million or 0.3%, compared to the six months ended March 29, 2019. The increase for the three months ended April 3, 2020 was primarily driven by increased sales of carrier-based optical semiconductor products including those targeted for 5G applications offset by lower sales of products targeting fiber to the home.
In the three and six months ended April 3, 2020, our I&D market revenue decreased by $2.4 million, or 4.8%, and $9.2 million, or 8.5%, respectively, compared to the three and six months ended March 29, 2019. The decrease in the three and six months ended April 3, 2020 was primarily related to lower sales of certain legacy product lines sold through distribution and the timing of shipments for certain defense-related programs.
In the three and six months ended April 3, 2020, our Data Center market revenue decreased by $4.0 million, or 12.9%, and $24.2 million, or 32.7%, respectively, compared to the three and six months ended March 29, 2019. The decrease in revenue for the three and six months ended April 3, 2020 was primarily due to lower sales to distributors primarily associated with optical products and lasers as well as $7.0 million of licensing revenue recognized in the three months ended March 29, 2019.
Gross profit. Gross margin was 50.1% and 49.5% for the three and six months ended April 3, 2020, respectively, and 44.6% and 48.0% for the three and six months ended March 29, 2019, respectively. Gross profit was $63.4 million and $121.6 million for the three and six months ended April 3, 2020, respectively, and $57.3 million and $134.0 million for the three and six months ended March 29, 2019, respectively. Gross profit increased for the three months ended April 3, 2020 as compared to the three months ended March 29, 2019 primarily as a result of lower inventory reserve and intangible amortization expenses. The lower gross profit for the six months ended April 3, 2020 as compared to the six months ended March 29, 2019 was primarily impacted by lower revenue partially offset by lower inventory reserve and intangible amortization expenses.
Research and development. Research and development expense decreased by $6.5 million, or 15.4%, to $35.8 million, or 28.3% of our revenue, for the three months ended April 3, 2020, compared with $42.4 million, or 33.0% of our revenue, for the three months ended March 29, 2019. Research and development expense decreased by $14.9 million, or 17.3%, to $71.0 million, or 28.9% of our revenue, for the six months ended April 3, 2020, compared with $85.9 million, or 30.8% of our revenue, for the six months ended March 29, 2019. Research and development expense has decreased in the fiscal 2020 period primarily as a result of the strategic realignment of our business and operations resulting in lower compensation costs and research and development related activity.
Selling, general and administrative. Selling, general and administrative expense decreased by $10.0 million, or 23.8%, to $32.0 million, or 25.3% of our revenue, for the three months ended April 3, 2020, compared with $42.0 million, or 32.7% of our revenue, for the three months ended March 29, 2019. Selling, general and administrative expense decreased by $20.2 million, or 23.9%, to $64.3 million, or 26.2% of our revenue, for the six months ended April 3, 2020, compared with $84.5 million, or 30.3% of our revenue, for the six months ended March 29, 2019. Selling, general and administrative expense decreased in the three and six months ended April 3, 2020 primarily due to lower intangible amortization expense and lower compensation-related costs associated with the 2019 Plan (as defined below).
Restructuring charges. Restructuring charges totaled $0.8 million and $3.2 million for the three months ended April 3, 2020 and March 29, 2019, respectively, and $2.0 million and $8.2 million for the six months ended April 3, 2020 and March 29, 2019, respectively. During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees or 20% and exiting six development facilities. We also committed to reducing certain development activities for one of our product lines and we made the decision to no longer invest in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). Restructuring charges for the three and six months ended April 3, 2020 are primarily related to the 2019 Plan. We expect to incur restructuring costs of approximately $0.1 million to $0.2 million through fiscal year 2020 as we complete this restructuring action. We expect annual expense savings of approximately $50 million dollars once the 2019 Plan is fully implemented.
Restructuring expense for the three and six months ended March 29, 2019 relates to the Ithaca Plan and Design Facilities Plan actions which were completed in fiscal year 2019 and no further costs will be incurred.
For additional information refer to Note 13 - Restructuring to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Warrant liability. Our warrant liability resulted in a gain of $8.6 million and $4.6 million for the three and six months ended April 3, 2020, respectively, compared to an expense of $1.6 million and a gain of $3.9 million for the three and six months ended March 29, 2019, respectively. The difference between periods was driven by a change in the estimated fair value of common stock warrants we issued in December 2010, primarily driven by the change in the underlying price of our common stock, which is recorded as a liability at fair value. The warrants expire on December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions.
Provision for income taxes. Our effective tax rates for the three months ended April 3, 2020 and March 29, 2019 were (18.3)% and (1.2)%, respectively. Income tax expense for the three months ended April 3, 2020 and March 29, 2019 was $1.6 million and $0.5 million, respectively. Our effective tax rates for the six months ended April 3, 2020 and March 29, 2019 were (8.3)% and (2.5)%, respectively. Income tax expense for the six months ended April 3, 2020 and March 29, 2019 was $3.0 million and $1.7 million, respectively. Our estimated annual effective tax rate for the year ended October 2, 2020 is expected to be (17.9)%, adjusted for discrete taxation matters arising during the interim periods.

The income tax expense for the three and six months ended April 3, 2020 resulted primarily from income subject to tax in foreign jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended April 3, 2020 and the three and six months ended March 29, 2019 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates, where we are not in a valuation allowance because it is expected that we will be in a taxable income position. For additional information refer to Note 15 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	April 3, 2020	March 29, 2019
Cash and cash equivalents, beginning of period	$75,519	$94,676
Net cash provided by operating activities	62,938	26,838
Net cash used in investing activities	(9,048)	(23,479)
Net cash used in financing activities	(8,210)	(5,547)
Foreign currency effect on cash	(464)	189
Cash and cash equivalents, end of period	$120,735	$92,677
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended months ended April 3, 2020 of $62.9 million consisted of a net loss of $38.6 million, plus cash provided by operating assets and liabilities of $33.0 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $68.6 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $40.2 million and share-based compensation expense of $18.4 million, a warrant liability gain of $4.6 million and a loss on minority equity investment of $9.1 million. In addition, cash provided by operating assets and liabilities was $33.0 million for the six months ended April 3, 2020, primarily driven by a decrease in accounts receivable of $16.8 million, due to improved revenue linearity throughout the quarter and timing of collections from customers, a decrease in prepaid expenses and other assets of $9.8 million and a decrease in inventories of $8.3 million.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the six months ended April 3, 2020 consisted primarily of capital expenditures of $9.0 million, purchases of $90.4 million of short-term investments, offset by proceeds of $90.0 million related to the sale of short-term investments.
Our cash flow used in used in investing activities for the six months ended March 29, 2019 consisted primarily of capital expenditures of $22.6 million, purchases of $87.0 million of short-term investments, offset by proceeds of $86.4 million related to the sale of short-term investments.
Cash Flow from Financing Activities
During the six months ended April 3, 2020, our cash used in financing activities of $8.2 million was primarily related to $5.9 million of repurchases of stock associated with employee tax withholdings on vested equity awards, $3.4 million of payments on long-term debt, and $0.9 million of payments on financing leases, offset by $2.1 million of proceeds from stock option exercises and employee stock purchases.

During the six months ended March 29, 2019, our cash used in financing activities of $5.5 million was primarily related to $3.4 million of payments on long-term debt and $3.4 million in purchases of stock associated with employee tax withholdings, partially offset by $2.4 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of April 3, 2020, we held $120.7 million of cash and cash equivalents, primarily deposited with financial institutions. Other than the undistributed earnings of our M/A-COM Technology Solutions International Limited and M/A-COM Technology Solutions (UK) Limited subsidiaries, the undistributed earnings of our other foreign subsidiaries are indefinitely reinvested and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 3, 2020, cash held by our indefinitely reinvested foreign subsidiaries was $42.6 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of April 3, 2020, we also held $100.8 million of liquid short-term investments and had $160.0 million in borrowing capacity under the Revolving Facility, however, we would be subject to certain financial covenants if we were to borrow more than $50 million of the Revolving Facility.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of April 3, 2020.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of April 3, 2020, we had $669.5 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.7 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of April 3, 2020.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2019 Annual Report on Form 10-K, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2020, as filed with the SEC on January 29, 2020 or as noted below.
The effects of the COVID-19 pandemic have materially impacted, and will likely further impact in the future, how we operate our business, and the extent to which this will impact our business, financial condition and results of operations remains uncertain.
COVID-19, the disease caused by the most recently discovered coronavirus, has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home directives and lockdowns and business shutdowns. These measures, as well as transportation disruptions, including reduced availability of air transport, port closures and increased border controls, have impacted, and will likely further impact in the future, our operations, the operations of our customers and those of our respective vendors and suppliers. There is considerable uncertainty regarding the duration and effect of existing measures and potential future measures, and depending on the magnitude of the disruptions, our business, financial condition and results of operations may be materially and adversely affected.
The conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, negatively impact our supply chain, restrict our ability to provide certain products or delay the introduction of new product offerings. The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, canceling physical participation in meetings, events and conferences, requiring most employees to work from home and operating with a limited number of employees in certain locations, which could result in production delays and limit our ability to satisfy orders for certain products. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the health risks posed by COVID-19, including a potential outbreak among the employees in any of our facilities, and our ability to perform critical functions, including manufacturing, could be harmed.
Moreover, the COVID-19 pandemic or any worsening of the global economic environment as a result thereof may have the effect of exacerbating other risks described in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, such as those relating to fluctuations in our operating results from period to period, our reliance on a limited number of customers for a significant percentage of our revenue, our international sales and operations, order and shipment uncertainties, our dependence on third parties for products and services required for our business, our internal and external manufacturing, the limited sources for certain components, materials and services required for our business, our indebtedness, the value of our portfolio of marketable securities and the volatility of the market price of our common stock.
The degree to which the COVID-19 pandemic impacts our business, financial condition, results of operations, liquidity and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact and how quickly and to what extent normal operating conditions can resume. Furthermore, while the potential impacts of the COVID-19 pandemic may be difficult to assess or predict, it has resulted in a significant disruption of global financial markets, and any resulting recession or long-term market correction could materially impact the value of our common stock, and could result in adverse impacts such as increased credit and collectibility risks, adverse impacts on our suppliers, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the outbreak on our business, financial condition and results of operations is highly uncertain and subject to change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended April 3, 2020.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2020-January 31, 2020	—	$—	—	—
February 1, 2020-February 28, 2020	197,625	29.63	—	—
February 29, 2020-April 3, 2020	—	—	—	—
Total	197,625	$29.63	—	—

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
101
The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 3, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.

104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 3, 2020, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: April 30, 2020	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2020	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)