Form 10-K
period 2020-10-02
MACOM Technology Solutions Holdings, Inc.
filed 2020-11-18
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 3, 2020, the last business day of the registrant's second fiscal quarter, was approximately $864.9 million based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 12, 2020 was 67,961,663.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended October 2, 2020.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2020

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, including statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, industry trends, the potential impacts of COVID-19 on our future operations and results, our plans for use of our cash and cash equivalents, short-term investments and revolving credit facility, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.
Forward-looking statements are neither historical facts nor assurances about future performance. Instead, they are based only on our current beliefs, expectations and assumptions. Because forward-looking statements relate to the future, such statements involve inherent risks, changes and uncertainties that are difficult to predict and many of which are outside of our control. A number of important factors could cause actual results and outcomes to differ materially and adversely from those expressed or implied by our forward-looking statements. We urge you to consider the risks and uncertainties in “Item 1A - Risk Factors” and elsewhere in this Annual Report and the other documents filed by us with the Securities and Exchange Commission (the “SEC”). Except as required by law, we undertake no obligation to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Annual Report.
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
PART l
ITEM 1. BUSINESS
Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center applications. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, gallium arsenide (“GaAs”) and indium phosphide (“InP”) fabrication, manufacturing, assembly and test, along with operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into larger electronic systems such as, wireless communication systems including basestations, high capacity optical networks, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X(“FTTx”)/passive optical network (“PON”), among others; (2) I&D, which includes military and commercial radar, radio frequency (“RF”) jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
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
Our manufacturing model consists of domestic semiconductor wafer fabrication assembly and test capabilities coupled with external foundry and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters and in Ann Arbor, Michigan. Our facilities are certified to the International Organization for Standardization (“ISO”) 9001 international quality standard and ISO14001 environmental management standard. We manufacture compound semiconductors including GaAs and InP. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a “Trusted Foundry” offers us further competitive differentiation.
We also utilize external semiconductor foundries to access additional process technologies and provide additional capacity. Our ability to utilize a broad array of internal proprietary process technologies and commercially available foundry technologies allows us to select the most appropriate technology to solve our customers’ needs. We believe that this strategy provides us with dependable supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the experience base cultivated through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
Research and Development
Our research and development efforts are directed toward the rapid development of new and innovative products, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design and packaging technology defines the performance parameters and the customers’ acceptance of our products. We believe some of our core competencies are the ability to model, design, test, integrate, package and manufacture differentiated solutions for our customers. We leverage this core competency to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
Circuit design and device modeling expertise. Our engineers are experts in the design of analog and mixed signal circuits capable of reliable, high-performance RF, microwave, millimeter wave and optical signal transmission and conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power and environmentally-rugged operating conditions.
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
We continue to invest in proprietary processes to enable us to develop and manufacture high-value solutions. For example, we have developed innovative, patented technologies such as heterolithic microwave integrated circuit (“HMIC”), which provides high integration, high power and low loss switching capabilities for our primary markets.
Our engineers’ radar, optical, microwave and millimeter wave system-level design expertise allows us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality.
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: Telecom, I&D and Data Center. While sales in any or all of our primary markets may slow or decline from period to period, over the long-term we generally expect to benefit from growth in these markets. We expect our revenue in the Telecom market to be driven by 5G deployments, with continued upgrades and expansion of communications equipment, increasing adoption of bandwidth rich services. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio which services test and measurement, satellite communications, civil and military radar, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of cloud-based services and the upgrade of data center architectures to 100G, 200G, 400G and 800G interconnects, which we expect will drive adoption of higher speed optical and photonic wireless links.
Telecom. Underlying growth in the Telecom market is driven by the proliferation of wireless and wired devices from smartphones and other devices to basestations, as well as the data rich applications and services they enable such as mobile Internet, cloud computing, video-on-demand, social media, global positioning functionality and location-based services. Growth in next-generation Internet and Internet of Things (“IoT”) applications drives global demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul, cellular infrastructure, wired broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.
Our expertise in system-level architectures and advanced IC design capability enables us to offer network original equipment manufacturer (“OEM”) customers highly-integrated solutions optimized for performance and cost. Our portfolio of opto-electronics products includes lasers, clock and data recovery, optical post amplifiers, laser and modulator drivers, transimpedance amplifiers, transmitter and receiver applications in 2.5/10/40/100 gigabits per second (“Gbps”) long haul, metro, data center links and FTTx fiber optic network components that enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. We match our opto-electronic components to various lasers enabling our customers to buy more complete solutions for their opto-electronic systems. For optical communications applications, we utilize a proprietary combination of GaAs, InP and Silicon Germanium (“SiGe”) technologies to obtain advantages in performance and size. For wired broadband applications, we offer OEM customers the opportunity to streamline their supply chain through our broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles, RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated, favoring higher performance semiconductor ICs based on GaAs and Gallium Nitride (“GaN”) technologies due to their high power density, improved power efficiency and broadband capability.
We believe our analog design capabilities, technology portfolio, in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection, which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (“MMICs”), control components, voltage-controlled oscillators (“VCOs”), transformers, power pallets, amplifiers and diodes. We believe manufacturing products in our Lowell, Massachusetts Trusted Foundry offers us a competitive advantage in the I&D market because of certain customers’ requirements for a domestic supply chain.
Growth in the I&D business is also driven by multi-market applications encompassing industrial, medical, test and measurement and scientific applications, where analog RF, microwave and millimeter wave semiconductor solutions are gaining prevalence. In addition, evolving medical technology has increased the need for high-performance MMICs and other semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality.
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
Data Center. Demand by Cloud Data Center providers for faster data delivery speeds at cost-effective prices is growing rapidly, where higher speeds are necessary to process the current growth in traffic. To solve these challenges, we leverage our broad optical and photonic portfolio of products to enable our customers to deliver optical transceivers that meet the requirements of today’s Cloud Data Center deployments. By building a comprehensive portfolio of complementary products that enable our customers’ optical transceiver applications, we offer high performing, cost-effective component solutions for next-generation networks.
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

PRIMARY MARKET	PRODUCT FAMILIES	PRIMARY MARKET	MAJOR PRODUCT FAMILIES	PRIMARY MARKET	MAJOR PRODUCT FAMILIES
Telecom	RF Power Products	Industrial & Defense	RF Power Products	Data Center	Lasers
	Diodes		Diodes		Modulator Drivers
	Phase Shifters		Phase Shifters		Clock and Data Recovery
	Limiters		Limiters		Optical Post Amplifiers
	Switches		Switches		PHY Embedded Processors
	Control Products		Control Products		Photonic Devices
	Switch LNAs		Passives		Optical Receivers
	PHY Embedded Processors		Amplifiers		Crosspoint Switches
	Passives		Comb Generators		Silicon Photonic Integrated Devices
	HDcctv Cable Devices		Voltage Controlled Oscillators
Crosspoint Switches
SDI Products
Amplifiers
Comb Generators
Voltage Controlled Oscillators

Sales and Marketing
We employ a global multi-channel sales strategy and support model intended to facilitate customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff, our global network of independent sales representatives, resellers and distributors. We have strategically positioned our direct sales and applications engineering staff in locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. Our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allow us to extend our sales capabilities to new customers in new geographies more cost effectively than using our direct sales force alone.
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, application engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 45.3%, 33.3% and 29.0% of our revenue in fiscal years 2020, 2019 and 2018, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our distributors, Richardson RFPD, Inc., (“Richardson”), accounted for 13.5%, 16.1% and 12.5% of our revenue in fiscal years 2020, 2019 and 2018, respectively. Sales to two other resellers, Gateway Tech Company Limited (“Gateway”) and Pangaea (H.K.) Limited (“Pangaea”), both individually accounted for 11.5% of our revenue in fiscal year 2020, but did not individually exceed 10% in fiscal years 2019 and 2018. For fiscal years 2020, 2019 and 2018, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 40.0%, 47.5% and 52.8% of our revenue, respectively.

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
Competition
The markets for our products are highly competitive and are characterized by continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:
▪the ability of engineering talent to drive innovation and new product development;
▪the ability to timely design and deliver products and solutions that meet or exceed customers’ performance, reliability and price requirements;
▪the breadth and diversity of product offerings;
▪the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;
▪the quality of customer service and technical support; and
▪the financial reliability, operational stability and reputation of the supplier.
We believe that we compete favorably with respect to these factors. We compete primarily with both our customers' internal design resources and other suppliers of high-performance analog semiconductor solutions for use in wireless and wireline RF, microwave, millimeter wave and photonic applications, some of whom have greater financial resources and scale than us. We expect competition in our markets to change as new competitors enter these markets, existing competitors merge or form alliances and new technologies emerge. We believe that in the future there will be increased competition from companies utilizing alternative technologies, including high-volume manufacturers using low-cost silicon process technology. Some of our competitors are also our customers, and in certain product categories we compete with semiconductor manufacturers from which we also obtain foundry services.
We compete with Broadcom Inc. (“Broadcom”) across our primary markets, Telecom, I&D and Data Center. In the Telecom and Data Center markets, we compete with NXP Semiconductors N.V. (“NXP”), Cree, Inc. (“Cree”), Inphi Corporation (“Inphi”), Maxlinear Inc. (“Maxlinear”) and Semtech Corporation (“Semtech”). In the I&D market, we compete with Analog Devices, Inc. (“ADI”), Microchip Technology Incorporated (“Microchip”), Qorvo, Inc. (“Qorvo”) and Skyworks Solutions, Inc. (“Skyworks”).
Backlog and Inventory
Our sales are made primarily on a purchase order basis, rather than pursuant to long-term contracts where the customer commits to buy any minimum amount of product over an extended period. We also frequently ship products from our inventory shortly after receipt of an order, which we refer to as “turns business.” Unanticipated fluctuations in turns business may result in material shifts in revenue between fiscal quarters. Due to the foregoing factors, different ordering patterns of our customers and the wide range of lead times to produce and deliver our products, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.
Intellectual Property
Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants.
 As of October 2, 2020, we had 646 U.S. and 158 foreign issued patents and 72 U.S. and 131 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2020 to 2039. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allow us to efficiently produce a wide range of low, medium and high volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers. Our operations team has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities, provides us with the flexibility to respond to new market opportunities, simplifies operations, provides access to a wider array of process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully-outsourced turnkey manufacturing of our products.
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
While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We routinely utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if a supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, changes or discontinues the process in which components or wafers are manufactured or declines to continue supplying us for competitive or other reasons, as discussed in more detail in “Item 1A.- Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), which require that we obtain an export license before we can export certain controlled products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Employees
As of October 2, 2020, we employed approximately 1,050 individuals worldwide. None of our domestic employees are represented by a collective bargaining agreement; however, as of October 2, 2020, approximately 16 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
History and Recent Developments
We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.
MACOM Technology Solutions Inc., our primary operating subsidiary, which provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeter wave and lightwave spectrum, was incorporated under the laws of the state of Delaware on July 16, 2008. MACOM Technology Solutions Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. The heritage of some of our business operations date back over 70 years to the founding of Microwave Associates, Inc. and the MACOM brand dates back over 30 years.
We completed acquisitions and divestitures during fiscal years 2017 and 2018 to attempt to further align our businesses to our primary markets. Those transactions include:
In January 2017, we acquired Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”) in order to expand our business in enterprise and Cloud Data Center applications.
In October 2017, following the acquisition of AppliedMicro, we divested AppliedMicro's Compute business (the “Compute business”) and received an equity interest in the buyer.
In August 2017, we completed the acquisition of Picometrix LLC (“Picometrix”) in order to further expand our design center capabilities and expand our business in enterprise and Cloud Data Center applications.
In May 2018, we divested our long-range optical subassembly product line that we had acquired through our December 2015 acquisition of FiBest Limited (“LR4 business”). The LR4 business did not meet our expectations for profitable growth.
Our acquisition strategy is intended to accelerate our growth, expand our technology portfolio, grow our addressable market and create stockholder value.
During the fiscal quarter ended June 28, 2019, we committed to a plan designed to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees, exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts and Rhode Island, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). These restructuring actions were completed in fiscal year 2020.
COVID-19 Impact
COVID-19, the disease caused by the most recently discovered coronavirus, has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the fiscal year ended October 2, 2020, have a material impact on our consolidated operating results.
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
For additional information on risk factors that could impact our future results, please refer to “Item 1A - Risk Factors” in this Annual Report.
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
Risks Relating to General Business Conditions
Our revenue growth and gross margin are substantially dependent on our successful development and release of new products.
Maintaining or growing our revenue will depend, among other things, on our ability to timely develop new products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the average selling prices of our products may decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset this expected price erosion. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of new products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including the accurate prediction of market requirements, changes in technology and evolving standards; the availability of qualified product designers and process technologies needed to solve difficult design challenges in a cost-effective, reliable manner; our ability to design products that meet customers’ requirements; our ability to successfully design and manufacture new products at competitive prices and volumes; the acceptance by customers of our new product designs; the acceptance of our customers’ products by the market and the lifecycle of such products; the strength of and ability to protect our intellectual property rights; our ability to obtain, on commercially reasonable terms, licenses to necessary third party intellectual property rights; and our ability to maintain and increase our level of product content in our customers’ systems.
A new product design effort may last over one year, and requires significant investment in engineering, as well as sales and marketing, which may not be recouped if the product launch is unsuccessful. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors obtaining design wins. As a result, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

Underutilization, price competition, acquisitions and various other factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.
If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher than average unit costs and lower gross margin. Similarly, when we compete for business on the basis of our products’ unit price, the average selling price of our products is reduced, negatively affecting our gross margins. Increased sales of lower-margin products, increases in raw material costs, changes in manufacturing yields and other factors can reduce our gross margins from time to time, which could have an adverse impact on our business, financial condition and results of operations in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.
Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may decline.
Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control. Factors that could cause operating results and related expectations to fluctuate include the general economic growth or decline in the U.S. or foreign markets; the reduction or cancellation of orders by customers; the amount of new customer orders we book and ship in any particular fiscal quarter; the relative linearity of our shipments within any particular fiscal quarter; the gain or loss of a key customer or significant changes in demand and/or fluctuations in the markets we serve; fluctuations in the levels of component inventories held by our customers and accurate forecasting by customers; fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products; the success of our investments in research and development; the availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply; the effects of seasonal and other changes in customer demand; the effects of competitive pricing pressures, including decreases in average selling prices of our products; the loss of key personnel or the shortage of available skilled workers; our failure to remain abreast of new and improved semiconductor process technologies as they emerge; the failure of our partners in strategic alliances, which may prevent us from achieving commercial success in such alliance; the exposure of our operations to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes; further clarifications and/or changes in interpretations of existing laws and regulations (including those related to taxes), trade policies or changes in laws and regulations, in the U.S. and other countries; and the effects of war, natural disasters, global pandemics, acts of terrorism, macroeconomic uncertainty or decline or geopolitical unrest.
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual operating results and related expectations for future periods. If our operating results in any period do not meet our publicly stated guidance or the expectations of investors or securities analysts, our stock price may decline and has, in the past, declined as a result.
If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends on our ability to anticipate demand and respond to it with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: Telecom, Data Center and I&D, generally. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we anticipate significant growth in the demand for our products in Cloud Data Centers, and have focused significant internal resources to meet that anticipated demand, but our ability to capitalize on this and other market opportunities in 100G optical networks and GaN technology will depend on, among other things, the future size and actual growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the pace of adoption of our products in these markets. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations. A failure to accurately predict demand or timely respond to it with successful products will materially affect our revenues and profitability.
We typically depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended October 2, 2020, no direct customer accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 61.2% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.

We may incur significant risk and expense in attempting to win new business and such efforts may never generate revenue.
To obtain new business, we often need to win a competitive selection process to develop semiconductors for use in our customers’ systems, known in the industry as a “design win.” Failure to obtain a design win can result in lost or foregone revenue and could weaken our position in future competitive selection processes or cause us to fail to meet revenue projections or expectations.
Even when we achieve a design win, success is not guaranteed. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. Furthermore, any difficulties our customer may experience in completing its own qualifications may delay or prevent us from translating the design win into revenue. Any of these events or any cancellation of a customer’s program or failure of our customer to market its own product successfully after our design win, could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.
We are subject to order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring a liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, as our forecasts of demand are then based on estimates provided by multiple parties. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers’ requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships. We periodically order materials and build a stock of finished goods inventory in advance of customer demand. This advance ordering of raw material and building of finished goods inventory has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs. In addition, any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
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
The conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, negatively impact our supply chain, restrict our ability to provide certain products or delay the introduction of new product offerings. The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, canceling physical participation in meetings, events and conferences, requiring most employees to work from home and operating with a limited number of employees in certain locations, which could result in production delays and limit our ability to satisfy orders for certain products. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and suppliers. Moreover, the COVID-19 pandemic or any worsening of the global economic environment as a result thereof may have the effect of exacerbating other risks described elsewhere in this Part I, “Item 1A. Risk Factors.”
The degree to which the COVID-19 pandemic may impact our business, financial condition, results of operations, liquidity and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact and how quickly and to what extent normal operating conditions can resume. Furthermore, while the potential impacts of the COVID-19 pandemic may be difficult to assess or predict, it has resulted in a significant disruption of global financial markets, and any resulting recession or long-term market correction could materially impact the value of our common stock, and could result in adverse impacts such as increased credit and collectibility risks, adverse impacts on our suppliers, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the outbreak on our business, financial condition and results of operations is highly uncertain and subject to change.
Our business may be adversely affected if we experience product returns, product liability and defects claims.
Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of or returns of product orders and other expenses. Certain of our distributors have inventory return and or rotation rights, which may result in higher than expected product returns. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, such as GaN and InP, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant expense to us per occurrence and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, the loss of customers, the loss of or delay in market acceptance of our products, harm to our reputation, diversion of management’s time and resources, lower revenue, increased expenses and reduced profitability. Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power or otherwise. In addition, even if we ultimately prevail, such claims could result in costly litigation, divert management’s time and resources and damage our customer and supplier relationships. In addition, product recall or product liability claim brought against us, particularly in high-volume consumer markets, could have a material negative impact on our reputation, business, financial condition or results of operations.
The outcome of any litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.
From time to time we may be a party to certain litigation matters. Any such disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments, loss of contractual or other rights, injunctions or other limitations on the operation of our business or other material harm to our business.
Our term loan and revolving credit facility could result in outstanding debt with a claim to our assets that is senior to that of our stockholders and may have other adverse effects on our results of operations.
As of October 2, 2020, we had a credit facility consisting of a term loan facility with an outstanding principle balance of $666.1 million and a revolving credit facility with $160.0 million of available borrowing capacity. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including that we may be unable or limited in our ability to obtain additional financing on favorable terms in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; we may be limited in our ability to make distributions to our stockholders in a sale or liquidation until our debt is repaid in full; we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions; and we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs.
Our credit facility also contains certain restrictive covenants that may limit or eliminate our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make investments and loans, make acquisitions, guarantee debt or obligations, create liens, enter into transactions with our affiliates, enter into new lines of business and enter into certain merger, consolidation or other reorganizations transactions, any of which could place us at a competitive disadvantage relative to our competitors that are not subject to such restrictions. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our subsidiaries securing the facility, which could materially decrease the value of our common stock.

Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although our internal information technology team actively takes steps to protect our information security systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause another disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on ransomware and/or phishing attacks and other cyber-attacks. Any compromise of our information technology systems could result in unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing data protection measures either as a response to specific breaches or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.
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
Risks Relating to Production Operations
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We operate a leased semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan site. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; the political and economic risks, natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. The effectiveness of our supply chain could be adversely affected by such issues and harm our results of operations.
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
Our manufacturing yield, or the percentage of units of a given product in a given period that is usable relative to all such units produced, is a combination of yields including wafer fabrication, assembly and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields as even minor deviations in the manufacturing process can cause substantial manufacturing yield loss or halt production. Our customers may also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including design errors; defects in photomasks, used to print circuits on wafers; minute impurities in materials used; contamination of the manufacturing environment; equipment failure or variations in the manufacturing processes; losses from broken wafers or other human errors; defects in packaging; and issues and errors in testing. Typically, for a given level of sales, when our yields improve, our gross margin improves. When our yields decrease, our unit costs are typically higher, our gross margin is lower and our profitability is adversely affected, any or all of which can harm our results of operations and lower our stock price.
Our business may be harmed if systems manufacturers choose not to use components made of the compound semiconductor materials we utilize.
Silicon semiconductor technologies are the dominant process technologies for the manufacture of ICs in high-volume, commercial markets and the performance of silicon ICs continues to improve. While we use silicon for some applications, we also often use compound semiconductor technologies such as GaAs, InP, SiGe or GaN to deliver reliable operation at higher power, higher frequency or smaller form factor than a silicon solution has historically allowed. While these compound semiconductor materials offer high-performance features, it is generally more difficult to design and manufacture products with reliability and in volume using them. Compound semiconductor technology tends to be more expensive than silicon technology. System designers in some markets may be reluctant to adopt our non-silicon products or may be likely to adopt silicon products in lieu of our products if silicon products meeting their demanding performance requirements are available, because of their unfamiliarity with designing systems using our products; concerns related to manufacturing costs and yields; unfamiliarity with our design and manufacturing processes; or uncertainties about the relative cost effectiveness of our products. We cannot be certain that additional systems manufacturers will design our compound semiconductor products into their systems or that the companies that have utilized our products will continue to do so in the future. If our products fail to achieve or maintain market acceptance for any of the above reasons, our results of operations will suffer.
We face risks associated with government contracting.
Some of our revenue is derived from contracts with agencies of the U.S. government or subcontracts with its prime contractors. As a U.S. government contractor or subcontractor, we may be subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern, among other things, the allowability of costs incurred by us in the performance of U.S. government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the U.S. government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. In connection with our U.S. government business, we may also be subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business. In addition, if we are unable to comply with security clearance requirements, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
Risks Relating to Research and Development, Intellectual Property and New Technologies
Our investment in technology as well as research and development may not be successful, which may impact our profitability.
The semiconductor industry requires substantial investment in technology as well as research and development in order to bring to market new and enhanced technologies and products. Our research and development expenses were $141.3 million for the fiscal year ended October 2, 2020. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to fuel our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may not generate any return on investment, may take longer than we anticipate to generate a return or may generate a return on investment that is inadequate. For example, we have in the past and continue to experience unexpected difficulties, expenses or delays in qualifying our GaN-on-Silicon process technology either internally or at one or more third party foundries and qualifying related products with our customers, and we may not be successful in process or product qualification, manufacturing cost reduction or marketing efforts related to GaN-on-Silicon, may not realize the competitive advantage we anticipate from related investments and may not realize customer demand for this technology that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We also have undertaken significant research and development efforts aimed at new products targeting market segments where we see potential for growth including the wireless basestation and Cloud Data Center. We may not be successful in our research and development efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher research and development expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
Certain of our products currently incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. If the licenses to such technology that we currently hold become unavailable or the terms on which they are available become commercially unreasonable, or if we are unable to acquire or license necessary technology for our products in the future, our business could be adversely affected.
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline. In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses which could result in substantial unanticipated costs or scheduling delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have an adverse effect on our financial condition and results of operations.

We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully-outsourced turnkey manufacturing of our products. We currently expect to increase our use of outsourced manufacturing in the future as a strategy. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. These vendors may choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so we may be liable for resulting damages and expense incurred by our customers.
We utilize sole source suppliers for certain semiconductor packages and other materials and, in some cases, for the particular semiconductor fabrication process technologies manufactured at that supplier’s facility. Such supplier concentrations involve the risk of a potential future business interruption if the supplier becomes unable or unwilling to supply us at any point. While in some cases alternate suppliers may exist, because there are limited numbers of third-party wafer suppliers that use the process technologies we select for our products and that have sufficient capacity to meet our needs, it may not be possible or may be expensive to find an alternative source of supply. Even if we are able to find an alternative source, moving production to an alternative supplier requires an extensive qualification or re-qualification process that could prevent or delay product shipments or disrupt customer’s production schedules, which could harm our business. The loss of a supplier can also significantly harm our business and operating results.
Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.
Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings, enforcement of agreements related to intellectual property and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. Similarly, counterparties to our intellectual property agreements may fail to comply with their obligations under those agreements, requiring us to resort to expensive and time-consuming litigation in an attempt to protect our rights, which may or may not be successful. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as U.S. laws. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology or may need to expend significant financial and other resources in defending our rights.
In addition, we rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. While we enter into confidentiality agreements with employees and other parties to protect this information, we cannot be sure that these agreements will be adequate and will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.
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
Risks Relating to International Operations
We are subject to risks from our international sales and operations.
We have operations in Europe and Asia, and customers around the world. As a result, we are subject to regulatory, geopolitical and other risks associated with doing business outside of the U.S. Global operations involve inherent risks, including currency controls, currency exchange rate fluctuations, new or potential international trade agreements, tariffs, required import and export licenses, and other related international trade restrictions and regulations. Further, there is a risk that language barriers, cultural differences and other factors associated with our global operations may make them more difficult to manage effectively.

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
Sales to customers located outside the U.S. accounted for 59.0% of our revenue for the fiscal year ended October 2, 2020. Sales to customers located in China and the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in May 2019, the BIS added Huawei Technologies Co. Ltd. ("Huawei") and many of its affiliates to its Entity List (and subsequently added additional Huawei affiliates), which effectively blocks exports of U.S. products to Huawei and such affiliates. A U.S. ban on exports to one or more large OEM customers could materially reduce our revenue and reduce the value of an investment in our common stock.
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
In addition, if terrorist activity, armed conflict, civil, economic or military unrest, natural disasters, global pandemics, embargoes or other economic sanctions, enforcement actions against governments, governmental entities or private entities or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, labor issues and transportation and other disruptions, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events could have a material adverse effect on our operating results.
Risks Relating to Government Regulations
Changes in U.S. and international laws, accounting standards, export and import controls and trade policies or the enforcement of, or attempt to enforce, such laws, standards, controls and policies may adversely impact our business and operating results.
Our future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements, competition laws, trade laws, import and export restrictions, privacy laws and environmental laws in the U.S. and other countries. The U.S. government has made statements and taken certain actions that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including recently-imposed tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry and customers. Any unfavorable government policies on international trade, such as export and import controls, capital controls or tariffs, may affect the demand for our products and services, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new export or import controls, tariffs, legislation and/or regulations are implemented or if existing trade agreements are renegotiated such changes could have an adverse effect on our business, financial condition, results of operations. In addition, proceedings to enforce, or the enforcement of, any laws, regulations and policies by the U.S. or other countries, and the resulting response to such actions, may have an adverse effect on our business, financial condition and results of operations.

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
We are also subject to U.S. import regulations and the import and export regimes of other countries in which we operate. Failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. Any change in export or import regulations or related legislation, shift in approach by regulators to the enforcement or scope of existing regulations, changes in the interpretation of existing regulations by regulators, specific sanctions by regulators or change in the countries, persons or technologies targeted by such regulations, could harm our business by resulting in decreased use of our products by or our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, our sale of our products to or through third-party distributors, resellers and sales representatives creates the risk that any violation of these laws they may engage in may disrupt our markets or otherwise bring liability on us.
Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of October 2, 2020, we had $908 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the 2017 Tax Cuts and Jobs Act (“Tax Act”), will expire at various dates through 2037, while those generated subsequent to the Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited and, as a result of our conclusion that recovery of our U.S. deferred tax assets, including those assumed in the AppliedMicro Acquisition, is not considered more likely than not, we established a full valuation allowance against our U.S. deferred tax assets as of September 29, 2017. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws, we could be subject to substantial fines or be required to change our operations.
We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products which could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, third party commercial waste disposal sites we utilize or sites we become associated with due to acquisitions.
In addition to the costs of complying with environmental, health and safety requirements, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. A significant judgment or fine levied against us or agreed settlement payment could materially harm our business, financial condition and results of operations. For example, since 1993, MACOM Connectivity Solutions, LLC (formerly known as AppliedMicro) has been named as a potentially responsible party ("PRP") along with more than 100 other companies that used the Omega Chemical Corporation waste treatment facility in Whittier, California (the "Omega Site"). The U.S. Environmental Protection Agency has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group ("OPOG"), which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby. Based on currently available information with respect to the total anticipated level of investigatory, remedial and monitoring costs to be incurred by the OPOG and our allocable share of those costs, we have a loss accrual for the Omega Site that is not material. However, the proceedings are ongoing and several factors beyond our control could cause this loss accrual to prove inadequate, and any future increases to our allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site.
Environmental regulations such as the WEEE and RoHS directives limit our flexibility and may require us to incur material expense.
Various countries require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment ("WEEE") and the European Directive on Restriction of Hazardous Substances ("RoHS"). Environmental standards such as these could require us to redesign our products in order to comply with the standards, require the development of compliance administration systems or otherwise limit our flexibility in running our business or require us to incur substantial compliance costs. We have already invested significant resources into complying with these regimes, and further investments may be required. Alternative designs implemented in response to regulation may be costlier to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. Further, if we were found to be non-compliant with any rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
Failure to comply with data privacy regimes could subject us to significant fines and reputational harm.
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the applicable regimes.
Risks Relating to Business Strategies and Personnel
We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, our significant competitors include, among others, Broadcom, NXP, Cree, Inphi, Maxlinear, Semtech, ADI, Microchip, Qorvo and Skyworks.
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
Many of our existing and potential competitors have entrenched market positions, historical affiliations with original equipment manufacturers, considerable internal manufacturing capacity, established intellectual property rights, strong brand recognition and substantial technological capabilities. Many of them may also have greater financial, technical, manufacturing or marketing resources than we do. Consolidation among our competitors could negatively impact our competitive position and market share and harm our results of operations. In addition, certain countries such as China have begun implementing initiatives to build domestic semiconductor supply chains and we may be at a disadvantage in attempting to compete with entities associated with such foreign government efforts. Our failure to successfully compete could result in lower revenue, decreased profitability and a lower stock price.

We may sell, wind down or exit one or more of our businesses or product lines, from time to time, as a result of our evaluation of our businesses, products and markets, and any such divestiture could adversely affect our continuing business.
We periodically evaluate our various businesses and product lines and may, as a result, consider the divestiture, wind down or exit of one or more of those businesses or product lines. Divestitures have inherent risks, including the inability to find potential buyers with favorable terms, the expense of selling the product line, the possibility that any anticipated sale will be delayed or will not occur and the potential delay or failure to realize the perceived strategic or financial merits of the divestment.
If we lose key personnel or fail to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.
We believe our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In particular, the loss of any member of our senior management team could strengthen a competitor, weaken customer relationships or harm our ability to implement our business strategy. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us and has in the past and could in the future, damage our business relationship with these parties.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 45.3% of our revenue for the fiscal year ended October 2, 2020, and sales to our top three distributors, Richardson, Gateway and Pangaea, each accounted for 13.5%, 11.5% and 11.5%, respectively, of our revenue in the same period. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
We may make future acquisitions and investments, which involve numerous risks.
We routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and companies. We may pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all. We also face intense competition for acquisitions from other acquirers in our industry. In the event we pursue acquisitions, investments, joint ventures and strategic alliances, we will face numerous risks, including diverting management’s attention from normal daily operations of our business; difficulties in improving and integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; loss of any key personnel of the acquired company as well as their know-how, relationships and expertise, which is common following an acquisition; our inability to successfully integrate the businesses and personnel of our acquired companies and businesses; failing to realize the anticipated synergies and benefits of an acquisition; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed acquisitions, investments, joint ventures and strategic alliances to offset increased expenses associated with any abandoned or completed transactions; acquiring material or unknown liabilities associated with any acquired operations; litigation frequently associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant time and attention, significant costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment may also result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for transactions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. If we experience difficulties with the integration process or if the business of our acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of our acquired companies and businesses may not be realized fully or at all, or may take longer to realize than expected. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In the event we make future investments, the investments may decline in value or fail to deliver any strategic benefits we anticipate from them and we may lose all or part of our investment.
We may experience difficulties in managing any future growth.
To successfully conduct business in a rapidly evolving market, we must effectively plan and manage any current and future growth. Our ability to do so will be dependent on a number of factors, including maintaining access to sufficient manufacturing capacity to meet customer demands; arranging for sufficient supply of key raw materials and services to avoid shortages or supply bottlenecks; building out our administrative infrastructure at the proper pace to support any current and future sales growth while maintaining operating efficiencies; adhering to our high quality and process execution standards, particularly as we hire and train new employees and during periods of high volume; and maintaining high levels of customer satisfaction. If we do not effectively manage any future growth, we may not be able to take advantage of attractive opportunities in our markets, our operations may be impacted, and we may experience delays in delivering products to our customers or damaged customer relationships and achieve lower than anticipated revenue and decreased profitability.
We may incur higher than expected expense from or not realize the expected benefits, or any benefits, of consolidation, outsourcing and restructuring initiatives designed to reduce costs and increase revenue across our operations.
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities, workforce reductions, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. For example, in June 2019, we committed to a restructuring plan designed to streamline and improve our operations. The 2019 Plan included the refocusing of certain research and development activities and a reduction in workforce. Any restructuring initiatives could result in potential adverse effects on employee capabilities, our continued ability to recruit, hire, retain and motivate highly-skilled engineering, operations, sales, administrative and managerial and other key personnel, our ability to achieve design wins and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of a restructuring plan on our employees may limit our ability to meet and satisfy the demands of our customers and, as a result, have a material impact on our business, financial condition and results of operations.
Restructuring initiatives can be substantial in scope and disruptive to our operations and they can involve large expenditures. In fiscal years 2020, 2019 and 2018, we incurred restructuring charges of $1.1 million, $19.5 million and $6.3 million, respectively, consisting primarily of employee severance and related costs resulting from reductions in our workforce. Exiting a leased site may involve contractual or negotiated exit payments with the landlord, temporary holding over at an increased lease rate, costs to perform restoration work required by the lease or associated environmental liability, any of which may be material in amount. Consolidation of operations and outsourcing may involve substantial capital expenses and the transfer of manufacturing processes and personnel from one site to another, with resultant startup issues at the receiving site and the need for re-qualification of the transitioned operations with major customers and for ISO or other certifications. We may experience shortages of affected products, delays and higher than expected expenses. Affected employees may be distracted by the transition or seek other employment, which could cause our overall operational efficiency to suffer. Any of these issues or our failure to realize the expected benefits of these initiatives could harm our results of operations and reduce the price of our common stock.
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
We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control. In addition to the risks described in this Annual Report, other factors that may cause the market price of our common stock to fluctuate include changes in general economic, political, industry and market conditions; general market price and volume fluctuations, including volatility resulting from the COVID-19 pandemic; domestic and international economic factors unrelated to our performance; actual or anticipated fluctuations in our quarterly operating results; changes in or failure to meet publicly disclosed expectations as to our future financial performance; changes in securities analysts’ estimates of our financial performance, lack of research and reports by industry analysts or negative research and reports by industry analysts; addition or loss of significant customers; announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events; any future sales of our common stock or other securities; and additions or departures of directors, executives or key personnel.
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
Our largest stockholders control a significant amount of our outstanding common stock. As of October 2, 2020, John and Susan Ocampo beneficially owned 30.0% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.
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

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2038
Newport Beach, California	R&D, AE and S&M	68,435	December 2029
Santa Clara, California	R&D, AE	59,625	October 2024
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2021
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
Ithaca, New York	R&D	20,600	December 2025
Nashua, New Hampshire	R&D, T&A, P&F, RT	17,000	December 2021
(1) Major activities include Administration (A), Research and Development (R&D), Production and Fabrication (P&F), Sales and Marketing (S&M), Application Engineering (AE), Test and Assembly (T&A) and Reliability Testing (RT).
For additional information regarding property and equipment by geographic region for each of the last two fiscal years and additional information on all of our lease obligations, see the Notes to Consolidated Financial Statements in “Item 8. - Financial Statements and Supplementary Data” below.

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
Certain legal proceedings in which we are involved, if any, are discussed in Note 13 - Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 12, 2020 was approximately 11. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from October 2, 2015 through October 2, 2020 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $28.77 on October 2, 2015 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of October 2, 2015, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	October 2, 2015	September 30, 2016	September 29, 2017	September 28, 2018	September 27, 2019	October 2, 2020

MACOM Technology Solutions Holdings, Inc.	$100.00	$147.17	$155.06	$71.60	$75.36	$117.48
Nasdaq Composite Index	$100.00	$114.24	$141.30	$176.86	$176.46	$248.56
PHLX Semiconductor Index	$100.00	$140.10	$199.79	$237.14	$273.14	$332.66
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2020—July 31, 2020	662	$36.75	—	—
August 1, 2020—August 28, 2020	3,313	38.39	—	—
August 29, 2020—October 2, 2020	—	—	—	—
Total	3,975	$38.12	—	—
(1)Our board of directors has approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, as well as “Item 1A - Risk Factors” and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We derived (i) the Statements of Operations data for the fiscal years 2020, 2019 and 2018, and (ii) the Balance Sheet data as of October 2, 2020 and September 27, 2019, from our audited consolidated financial statements, which appear elsewhere in this Annual Report. We derived the Statements of Operations data for the fiscal years 2017 and 2016 and Balance Sheet data as of September 28, 2018, September 29, 2017 and September 30, 2016 from our audited consolidated financial statements, adjusted for discontinued

operations, which do not appear elsewhere in this Annual Report. We have a 52-or 53-week fiscal year ending on the Friday closest to September 30. Fiscal year 2020 included 53 weeks and all other fiscal years presented included 52 weeks.
The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data (1):
Revenue	$530,037	$499,708	$570,398	$698,772	$544,338
Gross profit	270,166	220,708	245,706	326,884	281,609
Income (loss) from operations	3,388	(380,376)	(106,520)	(16,084)	13,248
Loss before income taxes	(41,562)	(423,153)	(155,235)	(49,505)	(21,571)
Income tax expense (benefit)	4,516	(39,355)	(21,473)	100,911	(17,983)
Loss from continuing operations	(46,078)	(383,798)	(133,762)	(150,416)	(3,588)
(Loss) income from discontinued operations	—	—	(6,215)	(19,077)	5,022
Net (loss) income attributable to common stockholders	$(46,078)	$(383,798)	$(139,977)	$(169,493)	$1,434

Basic (loss) income per common share:
Loss from continuing operations	$(0.69)	$(5.84)	$(2.07)	$(2.48)	$(0.07)
(Loss) income from discontinued operations	—	—	(0.10)	(0.31)	0.09
Net (loss) income - basic	$(0.69)	$(5.84)	$(2.16)	$(2.79)	$0.03
Diluted (loss) income per common share:
Loss from continuing operations	$(0.69)	$(5.84)	$(2.47)	$(2.48)	$(0.07)
(Loss) income from discontinued operations	—	—	(0.10)	(0.31)	0.09
Net (loss) income - diluted	$(0.69)	$(5.84)	$(2.57)	$(2.79)	$0.03
Shares used to compute net (loss) income per common share:
Basic	66,606	65,686	64,741	60,704	53,364
Diluted	66,606	65,686	65,311	60,704	53,364

	As of
	October 2, 2020	September 27, 2019	September 28, 2018	September 29, 2017	September 30, 2016
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$129,441	$75,519	$94,676	$130,104	$332,977
Short-term investments	203,711	101,226	98,221	84,121	23,776
Working capital	386,569	323,746	351,856	445,778	520,794
Total assets	1,146,428	1,105,574	1,482,495	1,637,123	1,188,551
Long-term debt and finance lease obligations and other, less current portion	681,166	684,778	687,395	678,746	576,345
Stockholders’ equity	$300,146	$313,896	$668,675	$777,374	$462,784
_______________________________________________________________________________________________________
(1)See Results of Operations in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Statements of Operations and our Notes to Consolidated Financial Statements for additional information for fiscal years 2020, 2019 and 2018 in Item 8 - Financial Statements and Supplementary Data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in “Item 1A - Risk Factors” and elsewhere in this Annual Report.

OVERVIEW
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center applications. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, gallium arsenide (“GaAs”) and indium phosphide (“InP”) fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated, high-value products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as, wireless basestations, high capacity optical networks, radar, medical systems and test and measurement. Our primary markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and FTTx/PON, among others; (2) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
See “Item 1 - Business” for additional information.
Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2020 included 53 weeks and fiscal years 2019 and 2018 each consisted of 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year. Our first quarter of fiscal year 2020, ended January 3, 2020, included 14 weeks.
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
COVID-19 Impact
See “Item 1 - Business.” For additional information on risk factors that could impact our future results, please refer to “Item 1A - Risk Factors” in this Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with generally accepted accounting principles (“GAAP”) in the U.S., requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date of filing of this Annual Report on Form 10-K with the SEC. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Significant management judgment is required in our valuation of long-lived asset groups when assessing for potential impairment. These analyses are based on the creation of forecasts of future operating results that are used in the valuation, including estimation of (i) future cash flows, (ii) the long-term rate of growth for our business, (iii) the useful life over which cash flows will occur, (iv) terminal values, if applicable, and (v) the determination of our weighted average cost of capital, which is used to determine the discount rate. It is possible that these forecasts may change and our projections included in our forecasts of future results may prove to be inaccurate. If our actual results, or the forecasts and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges. Our forecasts and the value of our long-lived asset groups could be adversely affected by, but not limited to, a change in strategy, the outcome of development activities, a significant slowdown in our primary markets, the semiconductor industry or worldwide economy, or a decline in the valuation of technology company stocks, including the valuation of our common stock.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We provide valuation allowances for certain of our deferred tax assets, where it is more likely than not that some portion, or all of such assets, will not be realized.
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
RESULTS OF OPERATIONS
As discussed in Note 22 - Divested Businesses and Discontinued Operations to our Consolidated Financial Statements included in this Annual Report, we have adjusted certain amounts associated with discontinued operations in our results of operations, cash flows and assets and liabilities for all periods presented.
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2020	2019	2018

Revenue	$530,037	$499,708	$570,398
Cost of revenue (1) (2)	259,871	279,000	324,692
Gross profit	270,166	220,708	245,706
Operating expenses:
Research and development (1)	141,333	163,469	177,713
Selling, general and administrative (1)	124,306	153,286	161,673
Impairment charges (2)	—	264,786	6,575
Restructuring charges (3)	1,139	19,543	6,265
Total operating expenses	266,778	601,084	352,226
Income (loss) from operations	3,388	(380,376)	(106,520)
Other (expense) income:
Warrant liability (expense) gain (4)	(12,948)	765	27,646
Interest expense	(27,380)	(35,803)	(31,338)
Other expense, net (5) (6)	(4,622)	(7,739)	(45,023)
Other expense, net	(44,950)	(42,777)	(48,715)
Loss before income taxes	(41,562)	(423,153)	(155,235)
Income tax expense (benefit)	4,516	(39,355)	(21,473)
Loss from continuing operations	(46,078)	(383,798)	(133,762)
Loss from discontinued operations (5)	—	—	(6,215)
Net loss	$(46,078)	$(383,798)	$(139,977)
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2020	2019	2018
(a) Intangible amortization expense:
Cost of revenue	$17,462	$29,847	$33,429
Selling, general and administrative	32,868	44,872	48,265
Total intangible amortization expense	$50,330	$74,719	$81,694
(b) Share-based compensation expense:
Cost of revenue	$3,609	$2,936	$3,869
Research and development	12,794	8,551	13,448
Selling, general and administrative	19,271	12,305	14,620
Total share-based compensation expense	$35,674	$23,792	$31,937

(2)Impairment charges in fiscal year 2019 include $264.8 million for impairment of customer relationship and acquired technology intangible assets as well as equipment. In fiscal year 2018, impairment charges include $6.6 million related to abandoned property and equipment and other assets. Additionally, cost of revenue includes inventory charges of $17.2 million associated with certain production and product line exits during fiscal year 2018. See Note 16 - Impairments to the Consolidated Financial Statements included in this Annual Report for additional information.
(3)See Note 14 - Restructurings, to the Consolidated Financial Statements included in this Annual Report for additional information.
(4)Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 20 - Stockholders' Equity to the Consolidated Financial Statements included in this Annual Report for additional information regarding the common stock warrants.
(5)See Note 22 - Divested Business and Discontinued Operations to the Consolidated Financial Statements included in this Annual Report for additional information.
(6)Includes $3.4 million, $7.5 million and $10.4 million of non-cash net losses for fiscal years 2020, 2019 and 2018, respectively, associated with our equity method investment in Compute based on our proportionate share of the losses and changes in equity of Compute. The net loss amounts for fiscal years 2020 and 2019 include non-cash gains of $16.6 million and $10.8 million, respectively, associated with changes in Compute’s equity. Fiscal year 2018 includes a $34.3 million loss on disposal of the LR4 business. See Note 4 - Investments and Note 22 - Divested Business and Discontinued Operations to the Consolidated Financial Statements included in this Annual Report for additional information.
The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	49.0	55.8	56.9
Gross profit	51.0	44.2	43.1
Operating expenses:
Research and development	26.7	32.7	31.2
Selling, general and administrative	23.5	30.7	28.3
Impairment charges	—	53.0	1.2
Restructuring charges	0.2	3.9	1.1
Total operating expenses	50.3	120.3	61.8
Income (loss) from operations	0.6	(76.1)	(18.7)
Other (expense) income:
Warrant liability (expense) gain	(2.4)	0.2	4.8
Interest expense, net	(5.2)	(7.2)	(5.5)
Other expense	(0.9)	(1.5)	(7.9)
Total other expense, net	(8.5)	(8.6)	(8.5)
Loss before income taxes	(7.8)	(84.7)	(27.2)
Income tax expense (benefit)	0.9	(7.9)	(3.8)
Loss from continuing operations	(8.7)	(76.8)	(23.5)
Loss from discontinued operations	—	—	(1.1)
Net loss	(8.7)%	(76.8)%	(24.5)%
Comparison of Fiscal Year Ended October 2, 2020 to Fiscal Year Ended September 27, 2019
Revenue. In fiscal year 2020, our revenue increased by $30.3 million, or 6.1%, to $530.0 million from $499.7 million for fiscal year 2019. Fiscal year 2020 included 53 weeks and fiscal years 2019 and 2018 each consisted of 52 weeks. Our first quarter of fiscal year 2020, ended January 3, 2020, included 14 weeks.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2020	2019	% Change
Telecom	$209,477	$180,938	15.8%
Industrial & Defense	194,506	204,638	(5.0)%
Data Center	126,054	114,132	10.4%
Total	$530,037	$499,708	6.1%

Telecom	39.5%	36.2%
Industrial & Defense	36.7%	41.0%
Data Center	23.8%	22.8%
Total	100.0%	100.0%
In fiscal year 2020, our Telecom market revenue increased by $28.5 million, or 15.8%, compared to fiscal year 2019. The increase was primarily driven by increased sales of carrier-based optical semiconductor products, including those targeted for 5G applications, primarily to our Asia customer base, partially offset by lower sales of legacy products.
In fiscal year 2020, our Industrial & Defense market revenue decreased by $10.1 million, or 5.0%, compared to fiscal year 2019. The decrease was primarily related to the decline in certain defense-related programs and lower sales of certain legacy product lines.
In fiscal year 2020, our Data Center market revenue increased by $11.9 million, or 10.4%, compared to fiscal year 2019. The increase was primarily due to increased sales of our high-performance analog Data Center products.
Gross profit. In fiscal year 2020, our gross profit increased by $49.5 million, or 22.4%, compared to fiscal year 2019. Gross margin of 51.0% in fiscal year 2020 increased 680 basis points, compared to fiscal year 2019. The increase in gross profit during 2020 was primarily the result of lower inventory reserve expenses and the strategic realignment of our business under the 2019 Plan (as defined below), resulting in lower compensation-related costs and intangible amortization.
Research and development. In fiscal year 2020, research and development expense decreased by $22.1 million, or 13.5%, to $141.3 million representing 26.7% of revenue, compared with $163.5 million, representing 32.7% of revenue in fiscal year 2019. Research and development expense decreased during fiscal year 2020 primarily as a result of the strategic realignment of our business and operations under the 2019 Plan, resulting in lower compensation and research and development related costs, partially offset by higher share-based compensation expense.
Selling, general and administrative. In fiscal year 2020, selling, general and administrative expenses decreased by $29.0 million, or 18.9%, to $124.3 million, or 23.5% of revenue, compared with $153.3 million, or 30.7% of revenue, for fiscal year 2019. Selling, general and administrative expenses decreased during fiscal year 2020 primarily due to lower intangible amortization expense, decreased discretionary spending, such as external services and travel, offset by an increase in share-based compensation expense.
Impairment charges. In fiscal year 2019, impairment charges were $264.8 million, or 53.0% of revenue, primarily related to the $257.0 million impairment of intangible assets, as well as the impairment of $7.1 million of equipment from construction in process that was not placed in service. See Note 16 - Impairments to the Consolidated Financial Statements included in this Annual Report for additional information.
Restructuring charges. In fiscal year 2020, restructuring charges were $1.1 million, or 0.2% of our revenue, compared with $19.5 million, or 3.9% of our revenue, for fiscal year 2019. During the third quarter of fiscal 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees, and exiting multiple development facilities, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). During the fiscal year ended October 2, 2020, we incurred restructuring expenses of $1.2 million under the 2019 Plan, including $0.8 million of facility-related costs and $0.4 million of employee-related costs. We incurred restructuring charges of $11.6 million in fiscal year 2019, including $6.3 million of employee-related costs, $4.0 million of impairment expense for fixed assets and $1.3 million of other facility-related costs. We expect annual expense savings of approximately $50 million dollars following completion of this action, primarily in research and development expenses. This action was completed during fiscal 2020 and we do not expect to incur further costs. The remaining charges will be paid during fiscal year 2021.
In fiscal year 2019, restructuring charges primarily related to the 2019 Plan, as well as the Ithaca Plan and the Design Facilities Plan described further below under Comparison of Fiscal Year Ended September 27, 2019 to Fiscal Year Ended September 28, 2018.
Refer to Note 14 - Restructurings in this Annual Report on Form 10-K for additional information.
Warrant liability gain. In fiscal year 2020, we recorded warrant expense of $12.9 million, or 2.4% of revenue, compared to a gain of $0.8 million, or 0.2% of revenue, for fiscal year 2019. The difference between periods was driven by an increase in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value. Substantially all of the warrants were exercised and common stock was issued on November 11, 2020. See Note 20 - Stockholders' Equity in this Annual Report for additional information regarding the common stock warrants.

Provision for income taxes. In fiscal year 2020, income tax expense was $4.5 million, or 0.9% of revenue, compared to a benefit of $39.4 million, or 7.9% of revenue, for fiscal year 2019. The change in the provision is primarily due to recognition of current and deferred income tax effects totaling $39.8 million during fiscal year 2019, from an intra-entity transfer of a license for intellectual property between foreign tax jurisdictions that received a tax basis step-up, with no similar benefit during fiscal year 2020.
The difference between the U.S. federal income tax rate of 21% and our effective income tax rate of (10.9)% for fiscal year 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates. For fiscal year 2019, our effective income tax rate of 9.3% was primarily impacted by the reduction of our NOLs from Section 382 limitations, the immediate recognition of the current and deferred income tax effects of an intra-entity transfer of a license for intellectual property and the valuation allowance against our U.S. deferred tax assets.
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
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2019	2018	% Change
Telecom	$180,938	$222,940	(18.8)%
Industrial & Defense	204,638	185,360	10.4%
Data Center	114,132	162,098	(29.6)%
Total	499,708	570,398	(12.4)%

Telecom	36.2%	39.1%
Industrial & Defense	41.0%	32.5%
Data Center	22.8%	28.4%
Total	100.0%	100.0%
In fiscal year 2019, our Telecom market revenue decreased by $42.0 million, or 18.8%, compared to fiscal year 2018. The decrease was primarily due to the full year effect of our May 2018 sale of the Japan-based long-range optical subassembly business (the “LR4 business”), lower sales of carrier-based optical semiconductor products to our Asia customer base, as well as lower sales of products targeting fiber to the home applications.
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
Gross profit. In fiscal year 2019, our gross profit decreased by $25.0 million, or 10.2%, compared to fiscal year 2018. Gross margin of 44.2% in fiscal year 2019 decreased 110 basis points, compared to fiscal year 2018. Gross profit during 2019 was primarily impacted by lower fiscal year 2019 revenue, lower gross profit as a result of the May 2018 sale of the LR4 business and higher inventory reserves primarily associated with Data Center products, partially offset by the recognition of $7.0 million of licensing revenue during fiscal year 2019.
Research and development. In fiscal year 2019, research and development expense decreased by $14.2 million, or 8.0%, to $163.5 million representing 32.7% of revenue, compared with $177.7 million, representing 31.2% of revenue in fiscal year 2018. Research and development expense decreased in the 2019 period primarily as a result of lower compensation-related costs, lower share-based compensation, as well the closure of certain design facilities associated with restructuring actions. Research and development expense increased as a percentage of revenue due to the decrease in net revenue during fiscal year 2019.
Selling, general and administrative. In fiscal year 2019, selling, general and administrative expenses decreased by $8.4 million, or 5.2%, to $153.3 million, or 30.7% of revenue, compared with $161.7 million, or 28.3% of revenue, for fiscal year 2018. Selling, general and administrative expenses decreased in the fiscal year 2019 period primarily due to lower share-based compensation, lower amortization expense, and lower other compensation-related costs as a result of restructuring actions. Selling, general and administrative expense increased as a percentage of revenue due to the decrease in net revenue during fiscal year 2019.
Impairment charges. In fiscal year 2019 impairment charges were $264.8 million, or 53.0% of revenue, primarily related to the $257.0 million impairment of intangible assets, as well as the impairment of $7.1 million impairment of equipment from construction in process that will not be placed in service. See Note 16 - Impairments to the Consolidated Financial Statements included in this Annual Report for additional information.
Restructuring charges. In fiscal year 2019, restructuring charges were $19.5 million, or 3.9% of our revenue, compared with $6.3 million, or 1.1% of our revenue, for fiscal year 2018. During the fiscal quarter ended June 28, 2019, we committed to the 2019 Plan. We incurred restructuring charges of $11.6 million in fiscal year 2019 under such plan, including $6.3 million of employee-related costs, $4.0 million of impairment of fixed assets and $1.3 million of other facility-related costs.
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities (the “Design Facilities Plan”). We incurred restructuring charges of $2.5 million in fiscal year 2019 under this plan, which primarily consists of $0.3 million of employee-related costs and $2.2 million of facility-related costs. This action was completed in fiscal year 2019 and no further costs were incurred.
During the fiscal quarter ended September 28, 2018, we committed to a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the “Ithaca Plan”). For these facilities, we incurred restructuring charges of $5.5 million in fiscal year 2019, including $1.5 million of employee-related costs and $4.0 million of facility-related costs. This action was completed in fiscal year 2019 and no further costs were incurred.
Refer to Note 14 - Restructurings in this Annual report on Form 10-K for additional information.
Warrant liability gain. In fiscal year 2019, we recorded a warrant gain of $0.8 million, or 0.2% of revenue, compared to a gain of $27.6 million, or 4.8% of revenue, for fiscal year 2018. The difference between periods was driven by a decrease in the estimated fair value of common stock warrants we issued in December 2010, which we carry as a liability at fair value.
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
The difference between the U.S. federal income tax rate of 21% and our effective income tax rate of 9.3% for fiscal year 2019 was primarily impacted by the reduction of our NOLs from Section 382 limitations, the immediate recognition of the current and deferred income tax effects of an intra-entity transfer of a license for intellectual property and the valuation allowance against our U.S. deferred tax assets. For fiscal year 2018, our effective income tax rate of 13.8% was primarily impacted by the 2017 Tax Cuts and Jobs Act, partially offset by the valuation allowance against our U.S. deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended October 2, 2020 and September 27, 2019, respectively (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019
Cash and cash equivalents, beginning of period	$75,519	$94,676
Net cash provided by operating activities	171,397	20,700
Net cash used in investing activities	(107,195)	(33,891)
Net cash used in financing activities	(10,716)	(5,828)
Effect of exchange rates on cash balances	436	(138)
Cash and cash equivalents, end of period	$129,441	$75,519
Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2020 was $171.4 million and consisted of a net loss of $46.1 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $142.1 million plus changes in operating assets and liabilities of $75.5 million. Adjustments to reconcile our net loss to cash provided by operating activities of $142.1 million primarily included depreciation and intangible amortization expense of $78.8 million, share-based compensation expense of $35.7 million, warrant liability expense of $12.9 million, impairment and loss on minority equity investments of $5.9 million, amortization of deferred financing costs of $4.1 million and a decrease in deferred tax assets of $3.3 million. In addition, cash from operating assets and liabilities was $75.5 million for fiscal year 2020, primarily driven by a decrease in accounts receivable of $23.9 million due to improved revenue linearity, a decrease in inventory of $16.3 million, a decrease in income tax receivable of $14.9 million and a decrease in prepaid expenses and other assets of $18.1 million.

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
Cash Flow from Investing Activities:
Our cash flow used in investing activities for fiscal year 2020 consisted primarily of $284.9 million in purchases of short-term investments, proceeds of $183.9 million related to the sale and maturities of short-term investments, capital expenditures of $17.6 million and proceeds of $11.0 million associated with our divestment in May 2018 of certain capital equipment, inventory and other assets in Japan associated with the LR4 Business.
Our cash flow used in investing activities for fiscal year 2019 consisted primarily of $174.1 million in purchases of short-term investments, proceeds of $173.0 million related to the sale of short-term investments, capital expenditures of $38.0 million and $5.5 million in proceeds related to the sale of assets.
Cash Flow from Financing Activities:
During fiscal year 2020, our cash used in financing activities of $10.7 million was primarily related to $6.9 million of principal payments associated with our Term Loans (as defined in Note 9 - Debt to our Consolidated Financial Statements included in this Annual Report) and $6.7 million in purchases of stock associated with employee tax withholdings, partially offset by $4.6 million of proceeds from stock option exercises and employee stock purchases.
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
Liquidity
As of October 2, 2020, we held $129.4 million of cash and cash equivalents, primarily deposited with financial institutions as well as $203.7 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of October 2, 2020, cash held by our indefinitely reinvested foreign subsidiaries was $41.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of October 2, 2020, we had $160.0 million in borrowing capacity under our Revolving Facility (as defined in Note 9 - Debt to our Consolidated Financial Statements included in this Annual Report), of which we may borrow up to $50.0 million without being subject to certain financial covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of October 2, 2020, we had no material transactions that meet the definition of an off-balance sheet arrangement required to be disclosed pursuant to SEC Regulation S-K Item 303(a)(4)(ii).
CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, leases, financing obligations, other commitments and long-term liabilities as of October 2, 2020 (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt (1)	$666,087	$6,885	$13,770	$645,432	$—
Interest Payments on Long-term Debt (1)	58,283	16,123	31,743	10,417	—
Finance Lease Obligations (2)	51,792	3,347	5,655	5,639	37,151
Operating Lease Obligations (2)	48,118	9,771	15,020	10,543	12,784
Purchase Commitments (3)	93,401	63,305	6,062	3,355	20,679
Total Contractual Cash Obligations	$917,681	$99,431	$72,250	$675,386	$70,614
________________________________________________________________________________________________________
(1)Our Term Loans will mature in May 2024. See Note 9 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
(2)Estimated future lease payments, see Note 10 - Leases to the Consolidated Financial Statements included in this Annual Report for additional information.
(3)We have purchase commitments of $66.4 million primarily related to services and inventory supply arrangements of which approximately $33.8 million that is non-cancelable. In addition, we have $27.0 million in fixed payments associated with a power purchase agreement that is expected to commence in fiscal 2022 and has a 15-year term.
As of October 2, 2020, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended October 2, 2020.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk. In addition, the value of our warrant liability is based on the underlying price of our common stock and changes in its value could significantly impact our warrant liability expense. Substantially all of the warrants were exercised and common stock was issued on November 11, 2020 and the remaining warrants expire December 21, 2020.
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
Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of October 2, 2020, we had $666.1 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.7 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the "Company") as of October 2, 2020 and September 27, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended October 2, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, on the first day of its fiscal year 2020, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of October 2, 2020, the Company has inventories of $91.6 million, net of excess quantities and obsolescence reserves.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:

•We tested the effectiveness of controls over inventory, including those over the estimation of reserves for excess quantities and obsolescence and the review of any adjustments to the reserve methodology.
•We selected a sample of inventory parts and performed corroborative inquiry with product line managers associated with the selected part to corroborate our understanding of the expected demand and historical consumption of the part including future sales plans, product life cycle, and utilization in other products. For each selected part we tested the calculation of the excess and obsolete reserve pursuant to the Company's policy.
•We held discussions with senior financial and operating management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded.
•We performed a retrospective review by comparing management’s prior year projections of future demand by product with actual product sales in the current year to identify potential bias in the inventory reserve.
•We compared the Company’s inventory reserve assumptions to events and trends discussed in industry and analyst reports, disclosed in recent press releases from the Company’s major customers (including financial information), and other industry data. In addition, we also considered any changes within the business including restructuring events and strategic changes.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 18, 2020

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$129,441	$75,519
Short-term investments	203,711	101,226
Accounts receivable	45,884	69,790
Inventories	91,584	107,880
Income tax receivable	1,240	16,661
Prepaid and other current assets	9,659	27,506
Total current assets	481,519	398,582
Property and equipment, net	118,866	132,647
Goodwill	315,012	314,727
Intangible assets, net	130,898	181,228
Deferred income taxes	41,935	43,812
Other investments	17,745	23,613
Other long-term assets	40,453	10,965
Total assets	$1,146,428	$1,105,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations and other	$1,368	$1,084
Current portion of long-term debt	6,885	6,885
Accounts payable	23,043	24,822
Accrued liabilities	63,654	42,045
Total current liabilities	94,950	74,836
Finance lease obligations and other, less current portion	28,994	29,506
Long-term debt, less current portion	652,172	655,272
Warrant liability	25,312	12,364
Other long-term liabilities	44,854	19,700
Total liabilities	846,282	791,678
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, 0.001 par value, 300,000 shares authorized; 66,921 and 66,177 shares issued and 66,898 and 66,154 shares outstanding as of October 2, 2020 and September 27, 2019, respectively	67	66
Treasury Stock, at cost, 23 shares as of both October 2, 2020 and September 27, 2019	(330)	(330)
Accumulated other comprehensive income	5,009	4,358
Additional paid-in capital	1,135,127	1,101,576
Accumulated deficit	(839,727)	(791,774)
Total stockholders' equity	300,146	313,896
Total liabilities and stockholders' equity	$1,146,428	$1,105,574
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2020	2019	2018
Revenue	$530,037	$499,708	$570,398
Cost of revenue	259,871	279,000	324,692
Gross profit	270,166	220,708	245,706
Operating expenses:
Research and development	141,333	163,469	177,713
Selling, general and administrative	124,306	153,286	161,673
Impairment charges	—	264,786	6,575
Restructuring charges	1,139	19,543	6,265
Total operating expenses	266,778	601,084	352,226
Income (loss) from operations	3,388	(380,376)	(106,520)
Other (expense) income:
Warrant liability (expense) gain	(12,948)	765	27,646
Interest expense, net	(27,380)	(35,803)	(31,338)
Other expense	(4,622)	(7,739)	(45,023)
Total other expense, net	(44,950)	(42,777)	(48,715)
Loss before income taxes	(41,562)	(423,153)	(155,235)
Income tax expense (benefit)	4,516	(39,355)	(21,473)
Loss from continuing operations	(46,078)	(383,798)	(133,762)
Loss from discontinued operations	—	—	(6,215)
Net loss	$(46,078)	$(383,798)	$(139,977)

Net loss per share:
Basic loss per share:
Loss from continuing operations	$(0.69)	$(5.84)	$(2.07)
Loss from discontinued operations	—	—	(0.10)
Loss per share - basic	$(0.69)	$(5.84)	$(2.16)
Diluted loss per share:
Loss from continuing operations	$(0.69)	$(5.84)	$(2.47)
Loss from discontinued operations	—	—	(0.10)
Loss per share - diluted	$(0.69)	$(5.84)	$(2.57)
Shares used:
Basic	66,606	65,686	64,741
Diluted	66,606	65,686	65,311
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Years
	2020	2019	2018
Net loss	$(46,078)	$(383,798)	$(139,977)
Unrealized gain (loss) on short-term investments, net of tax	193	477	(287)
Foreign currency translation gain (loss), net of tax	458	1,693	(502)
Other comprehensive income (loss), net of tax	651	2,170	(789)
Total comprehensive loss	$(45,427)	$(381,628)	$(140,766)
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance as of September 29, 2017	64,279	$64	(23)	$(330)	$2,977	$1,041,644	$(266,981)	$777,374
Cumulative effect of ASU 2016-09	—	—	—	—	—	1,018	(1,018)	—
Stock option exercises	27	—	—	—	—	76	—	76
Vesting of restricted common stock and units	906	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	306	—	—	—	—	6,881	—	6,881
Shares repurchased for tax withholdings on restricted stock awards	(316)	—	—	—	—	(6,828)	—	(6,828)
Share-based compensation	—	—	—	—	—	31,937	—	31,937
Other comprehensive loss, net of tax	—	—	—	—	(789)	—	—	(789)
Net loss	—	—	—	—	—	—	(139,977)	(139,977)
Balance as of September 28, 2018	65,202	$65	(23)	$(330)	$2,188	$1,074,728	$(407,976)	$668,675
Stock option exercises	119	—	—	—	—	1,608	—	1,608
Vesting of restricted common stock and units	673	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	422	—	—	—	—	5,585	—	5,585
Shares repurchased for tax withholdings on restricted stock awards	(239)	—	—	—	—	(4,137)	—	(4,137)
Share-based compensation	—	—	—	—	—	23,792	—	23,792
Other comprehensive loss, net of tax	—	—	—	—	2,170	—	—	2,170
Net loss	—	—	—	—	—	—	(383,798)	(383,798)
Balance as of September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock option exercises	51	—	—	—	—	188	—	188
Vesting of restricted common stock and units	648	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	272	—	—	—	—	4,397	—	4,397
Shares repurchased for tax withholdings on restricted stock awards	(227)	—	—	—	—	(6,708)	—	(6,708)
Share-based compensation	—	—	—	—	—	35,674	—	35,674
Other comprehensive income, net of tax	—	—	—	—	651	—	—	651
Net loss	—	—	—	—	—	—	(46,078)	(46,078)
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,078)	$(383,798)	$(139,977)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and intangible amortization	78,826	104,418	112,383
Share-based compensation	35,674	23,792	31,937
Warrant liability expense (gain)	12,948	(765)	(27,646)
Deferred financing costs amortization	4,061	4,061	4,587
Loss from disposition of business	—	—	34,343
Deferred income taxes	3,340	(41,297)	(16,528)
Impairment and restructuring related charges	—	273,572	9,143
Loss on and impairment of minority equity investments	5,867	7,481	10,406
Changes in assets held for sale from discontinued operations	—	—	(6,644)
Other adjustments, net	1,241	194	1,687
Change in operating assets and liabilities:
Accounts receivable	23,906	27,585	38,679
Inventories	16,296	14,964	(2,166)
Prepaid expenses and other assets	18,077	3,419	(10,585)
Accounts payable	(1,603)	(12,220)	(2,609)
Accrued and other liabilities	3,915	(2,486)	2,347
Income taxes	14,927	1,780	(3,064)
Net cash from operating activities	171,397	20,700	36,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,573)	(37,963)	(53,044)
Proceeds from sale of assets	419	5,541	1,274
Proceeds from sales and maturities of short-term investments	183,874	173,020	100,375
Purchases of short-term investments	(284,918)	(174,114)	(114,461)
Proceeds associated with divested business and discontinued operations	11,003	—	4,737
Purchases of other investments	—	—	(5,000)
Acquisition of businesses, net	—	(375)	(1,000)
Net cash used in investing activities	(107,195)	(33,891)	(67,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	4,585	7,193	6,957
Repayments of long-term debt	(6,885)	(6,885)	(6,885)
Payments for finance leases and other	(1,708)	(1,421)	(713)
Repurchase of common stock for tax withholdings on equity awards	(6,708)	(4,137)	(6,828)
Proceeds from corporate facility financing obligation	—	—	4,000
Payments for financing costs	—	—	(505)
Other adjustments, net	—	(578)	(477)
Net cash used in financing activities	(10,716)	(5,828)	(4,451)
Foreign currency effect on cash	436	(138)	(151)
NET CHANGE IN CASH AND CASH EQUIVALENTS	53,922	(19,157)	(35,428)
CASH AND CASH EQUIVALENTS — Beginning of year	75,519	94,676	130,104
CASH AND CASH EQUIVALENTS — End of year	$129,441	$75,519	$94,676

Supplemental disclosure of non-cash activities (See Note 24 - Supplemental Cash Flow Information)
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
MACOM Technology Solutions Holdings, Inc. (the “Company”) was incorporated in Delaware on March 25, 2009. We are a leading provider of high-performance analog semiconductor solutions that enable next-generation Internet applications, the cloud connected apps economy, and the modern, networked battlefield across the RF, microwave, millimeter wave and lightwave spectrum. We design, develop, manufacture and have manufactured differentiated, high-value products for customers who demand high performance, quality and reliability.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation, Basis of Presentation and Reclassification—We have one reportable segment, semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the Consolidated Balance Sheets, certain prior year balances have been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. The fiscal year 2020 included 53 weeks and fiscal years 2019 and 2018 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter. Our first quarter of fiscal year 2020, ended January 3, 2020, included 14 weeks.
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
Divested Businesses and Discontinued Operations—In the first quarter of fiscal year 2018, we divested AppliedMicro's compute business (the “Compute business”). The operating results of the Compute business are reflected in discontinued operations. In the third quarter of fiscal year 2018, we divested our Japan-based long-range optical subassembly business (the “LR4 business”). The operating results of the LR4 business have been reflected in our continuing operations up through the May 10, 2018 sale date, with the $34.3 million loss on disposal recorded as other expense. See Note 22 - Divested Business and Discontinued Operations for additional information.
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
A decline in the fair value of any debt security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in other income and expense in our Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of investments sold.
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
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for as an equity security, at cost less impairment, and reported in Other investments in our Consolidated Balance Sheets.
We have elected to measure our equity security, which does not have a readily determinable fair value and does not qualify for the practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, at cost less any impairment. The investment is periodically evaluated for impairment. An impairment loss is recorded whenever there is a decline in value of an investment below its carrying amount that is determined to be other than temporary.
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
Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements that significantly extend the useful life of the assets are capitalized as additions to property and equipment.
Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life (In Years)
Buildings and improvements	20 - 40
Computer equipment and software	2 - 5
Furniture and fixtures	7 - 10
Finance lease assets and leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	2 - 7

Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the carrying value of the reporting unit to the fair value of the Company. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their implied fair values. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets and the results of this test indicated that our goodwill and indefinite-lived intangible assets were not impaired as of August 28, 2020. There were no indicators of impairment noted during the fiscal year ended October 2, 2020.
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

In evaluating a long-lived asset for recoverability, we estimate the undiscounted cash flows expected to result from our use and eventual disposition of the asset. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In fiscal years 2019 and 2018, we recorded impairment charges, see Note 16 - Impairments, for further detail.
Other Intangible Assets—Our other intangible assets, including acquired technology and customer relationships, are definite-lived assets and are subject to amortization. We amortize definite-lived assets over their estimated useful lives, which range from five to fourteen years, generally based on the pattern over which we expect to receive the economic benefit from these assets.
Revenue Recognition—Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeterwave and lightwave semiconductor solutions into three primary markets: Telecom, I&D and Data Center.
In fiscal year 2018, we recognized revenue under ASC 605, Revenue Recognition, when: (i) persuasive evidence of an arrangement existed; (ii) delivery or services had been rendered; (iii) the price was fixed or determinable; and (iv) collectability was reasonably assured. We recognized revenue with the transfer of title and risk of loss and provided for reserves for returns and other allowances.
In fiscal years 2019 and 2020, we recognized revenue within the scope of ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. Sales, value add and other taxes collected on behalf of third parties are excluded from revenue. Our revenue arrangements do not contain significant financing components.
Contracts with our customers principally contain only one distinct performance obligation, which is the sale of products. However, due to multiple products potentially being sold on a single order, we are required to allocate consideration based on the estimated relative standalone selling prices of the promised products.
Periodically, we enter into non-product development and license contracts with certain customers. We generally recognize revenue from these contracts over-time as services are provided based on the terms of the contract. Non-product development and license revenue is not significant to our Revenue or Consolidated Statements of Operations for the periods presented. Revenue is deferred for amounts billed or received prior to delivery of the services. Certain contracts may contain multiple performance obligations for which we allocate revenue to each performance obligation based on the relative stand-alone selling price.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant at the date of adoption or as of September 27, 2019 and October 2, 2020.
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
Fair Value Measurements—Financial assets and liabilities are measured at fair value. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability at the measurement date under current market conditions in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we group financial assets and liabilities in a three-tier fair value hierarchy, according to the inputs used in measuring fair value as follows:
•Level 1—observable inputs such as quoted prices in active markets for identical assets and liabilities;
•Level 2—inputs other than quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical assets and liabilities in markets that are not active and model-based valuation techniques for which significant assumptions are observable in active markets; and,
•Level 3—unobservable inputs for which there is little or no market data, requiring us to develop our own assumptions for model-based valuation techniques.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their net asset value and classified as Level 1. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. Broker dealer bids or quotes on securities with similar characteristics may also be used. Our common stock warrants are classified as Level 3 due to unobservable inputs. We use the Black-Scholes option-pricing model to estimate the fair value of our common stock warrants, inclusive of assumptions for the risk-free interest rate, dividends, expected term and estimated volatility.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense on a straight-line basis over the expected or requisite service period of the award, which is generally the vesting period of each separately vesting tranche, and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the Consolidated Statements of Operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock awards we use the closing stock price on the date of grant to estimate the fair value of the awards. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We use the Monte Carlo Simulation analysis to estimate the fair value of stock options and awards with market conditions, inclusive of assumptions for risk free interest rates, expected term, expected volatility and the target price. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using historical data. In addition, we calculate our estimated volatility using our historical stock price volatility data. We account for forfeitures when they occur. Share-based awards that are settled in cash are recorded as liabilities. The measurement of the liability and compensation cost for these awards is based on the fair value of the award as of each period end date, and is recorded in operating income over the award’s vesting period. Changes in our payment obligation prior to the settlement date of a stock-based award are recorded as compensation expense in operating income in the period of the change. The final payment amount for such awards is established on the date of vesting.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of October 2, 2020 and September 27, 2019. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2020
On the first day of our fiscal year 2020, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which requires lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use (“ROU”) asset and a lease liability equal to the present value of related future minimum lease payments. We adopted the new lease guidance using the modified retrospective approach and the transition method available in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to use the effective date as the date of initial application of the guidance. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance. We elected the “practical expedients package of three” permitted under the transition guidance within ASC 842, which permitted us to carry forward our historical assessments of whether contracts contain leases, lease classification, and initial direct costs, for leases in existence prior to September 28, 2019. We evaluated our identified leases and applied the new lease guidance as discussed in Note 10 - Leases.
At the effective date, the adoption of ASC 842 resulted in an increase to our total assets of approximately $37.1 million, an increase to our total liabilities of approximately $39.0 million, primarily related to capitalization of operating leases, and a decrease to our retained earnings of approximately $1.9 million primarily due to derecognition of financing obligations and associated assets established under ASC 840, Leases.
We have operating leases for certain facilities as well as manufacturing and office equipment. Based on the present value of lease payments for the remaining lease term of our existing leases, we recognized $37.7 million and $43.6 million of both operating ROU assets and operating lease liabilities, respectively, on our consolidated balance sheet upon adoption of ASC 842 on September 28, 2019. The difference between the ROU asset and liability represents deferred rent and lease incentives of approximately $5.9 million, recorded as a reduction to our gross ROU assets.
We have finance leases for our corporate headquarters, including our fabrication facility, and to a lesser extent, various manufacturing equipment. Upon the adoption of ASC 842 on September 28, 2019, we derecognized the previous financed assets and financing obligation for our built-to-suit corporate headquarters and recorded a finance lease asset and liability. We also recorded finance lease assets and liabilities for various manufacturing equipment. On September 28, 2019 we recognized a finance lease ROU asset and finance lease liability of $35.7 million and $31.8 million, respectively, on our consolidated balance sheet. The difference between the ROU asset and liability represents net prepaid rent for our corporate headquarters, which is recorded as part of the finance lease ROU asset and is being amortized on a straight-line basis over the remaining lease term.
The adoption of the new lease guidance did not have a material impact to the Consolidated Statement of Operations or Cash Flows, or earnings per share for the fiscal year ended October 2, 2020.
Pronouncements for Adoption in Subsequent Periods
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Credit Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired, replacing the current incurred loss methodology that delays recognition of credit losses until a probable loss has been incurred. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. We adopted this standard on the first day of our fiscal year 2021, October 3, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including but not limited to our credit agreement.
3. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2020	2019	2018
Telecom	$209,477	$180,938	$222,940
Industrial & Defense	194,506	204,638	185,360
Data Center	126,054	114,132	162,098
Total	$530,037	$499,708	$570,398

	Fiscal Years
Revenue by Geographic Region	2020	2019	2018
United States	$217,474	$239,510	$272,951
China	192,989	132,329	159,763
Asia Pacific, excluding China (1)	84,997	80,136	79,581
Other Countries (2)	34,577	47,733	58,103
Total	$530,037	$499,708	$570,398
(1)Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, New Zealand and the Philippines.
(2)No country or region represented greater than 10% of our total revenue as of the dates presented, other than the United States, China and the Asia Pacific region as presented above.
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
The following table presents the changes in contract liabilities during fiscal year 2020 (in thousands):

	October 2, 2020	September 27, 2019	$ Change	% Change
Contract liabilities	$9,861	$10,653	$(792)	(7)%

As of October 2, 2020 and September 27, 2019, $3.5 million and $8.5 million of our contract liabilities were recorded as other long-term liabilities on our Consolidated Balance Sheets, respectively, with the remainder recorded in Accrued liabilities. The decrease in contract liabilities during the fiscal year ended October 2, 2020 was primarily from recognition of revenue for services provided, partially offset by the deferral of revenue for funds received prior to when certain of our customers obtain control of the product or services.
During the fiscal years ended October 2, 2020 and September 27, 2019, we recognized net sales of $1.9 million and $7.6 million, respectively, that were included in the contract liabilities balance at the beginning of the period.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	October 2, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$68,605	$348	$(333)	$68,620
Commercial paper	134,913	192	(14)	135,091
Total investments	$203,518	$540	$(347)	$203,711

	September 27, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$29,578	$112	$(93)	$29,597
Commercial paper	71,646	1	(18)	71,629
Total investments	$101,224	$113	$(111)	$101,226
The contractual maturities of available-for-sale investments were as follows (in thousands):

October 2, 2020
Less than 1 year	$138,612
Over 1 year	65,099
Total investments	$203,711
We have determined that the gross unrealized losses on available for sale securities at October 2, 2020 and September 27, 2019 are temporary in nature. We review our investments to identify and evaluate investments that have indications of possible impairment. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of our fixed income securities are rated investment grade.
We received proceeds from sales of available-for-sale securities of $183.9 million, $173.0 million and $100.4 million during the fiscal years 2020, 2019 and 2018, respectively. Gross realized gains and losses from such sales were immaterial during the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018 and were recorded within other expense.
Other Investments— As of October 2, 2020 and September 27, 2019, we held two non-marketable equity investments classified as other long-term investments, which includes an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. During the fiscal quarter ended October 2, 2020, we identified impairment indicators for this investment and recorded an impairment charge of $2.5 million to Other expense. The carrying value of this investment was $2.5 million and $5.0 million as of October 2, 2020 and September 27, 2019, respectively.
Also included in long-term investments, is a minority investment of less than 20% of the outstanding equity of Compute. This investment was acquired in conjunction with the divestiture of the Compute business during our fiscal year 2018, had an initial value of $36.5 million and is accounted for using the equity method. We have no obligation to provide further funding to Compute. This investment value is updated quarterly based on our proportionate share of the losses or earnings of Compute, as well as any changes in Compute's equity, utilizing the equity method. During fiscal years 2020, 2019 and 2018, we recorded $3.4 million, $7.5 million and $10.4 million of non-cash net losses associated with this investment as other expense in our Consolidated Statements of Operations. The net loss amounts for fiscal years 2020 and 2019 include non-cash gains of $16.6 million and $10.8 million, respectively, associated with changes in Compute’s equity. The carrying value of this investment was $15.2 million and $18.6 million as of October 2, 2020 and September 27, 2019, respectively.
5. FAIR VALUE
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended October 2, 2020.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	October 2, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,139	$20,139	$—	$—
Commercial paper	135,091	—	135,091	—
Corporate bonds	68,620	—	68,620	—
Total assets measured at fair value	$223,850	$20,139	$203,711	$—
Liabilities
Warrant liability	25,312	—	—	25,312
Total liabilities measured at fair value	$25,312	$—	$—	$25,312

	September 27, 2019
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$261	$261	$—	$—
Commercial paper	71,629	—	71,629	—
Corporate bonds	29,597	—	29,597	—
Total assets measured at fair value	$101,487	$261	$101,226	$—
Liabilities
Warrant liability	12,364	—	—	12,364
Total liabilities measured at fair value	$12,364	$—	$—	$12,364

The quantitative information utilized in the fair value calculation of our Level 3 liabilities are as follows:

Liabilities	Valuation Technique	Unobservable Input	October 2, 2020	September 27, 2019
Warrant liability	Black-Scholes model	Volatility	61.8%	61.4%
		Discount rate	0.09%	1.71%
		Expected life	0.2 years	1.2 years
		Exercise price	$14.05	$14.05
		Stock price	$33.80	$21.68
		Dividend rate	—%	—%
The changes in assets and liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	Fiscal Year 2020
	September 27, 2019	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	October 2, 2020
Warrant liability	$12,364	$12,948	$—	$—	$25,312

	Fiscal Year 2019
	September 28, 2018	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	September 27, 2019
Contingent consideration	$585	$65	$—	$(650)	$—
Warrant liability	$13,129	$(765)	$—	$—	$12,364

	Fiscal Year 2018
	September 29, 2017	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	September 28, 2018
Contingent consideration	$1,679	$(394)	$—	$(700)	$585
Warrant liability	$40,775	$(27,646)	$—	$—	$13,129

6. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Balance - beginning of year	$5,047	$6,795	$9,410
Provision, net	10,774	11,989	15,465
Charge-offs	(12,928)	(13,737)	(18,080)
Balance - end of year	$2,893	$5,047	$6,795
The balances at the end of fiscal years 2020, 2019 and 2018 are comprised primarily of compensation credits of $2.8 million, $4.5 million and $6.3 million, respectively. The allowance for doubtful accounts is immaterial as of October 2, 2020, September 27, 2019 and September 28, 2018.
7. INVENTORIES
Inventories consist of the following (in thousands):

	October 2, 2020	September 27, 2019
Raw materials	$46,954	$59,184
Work-in-process	9,324	13,799
Finished goods	35,306	34,897
Total	$91,584	$107,880
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	October 2, 2020	September 27, 2019
Construction in process	$16,174	$24,848
Machinery and equipment	191,953	175,696
Leasehold improvements	19,854	12,962
Furniture and fixtures	2,659	3,716
Computer equipment and software	18,487	18,116
Capital lease and financed assets	—	46,496
Finance lease assets	35,589	—
Total property and equipment	284,716	281,834
Less accumulated depreciation and amortization	(165,850)	(149,187)
Property and equipment — net	$118,866	$132,647
Depreciation and amortization expense related to property and equipment for fiscal years 2020, 2019 and 2018 was $28.5 million, $29.7 million and $30.7 million, respectively. Accumulated amortization on finance lease assets as of October 2, 2020 was $2.5 million. Accumulated depreciation on capital lease assets as of September 27, 2019 $5.3 million.
See Note 16 - Impairments and Note 14 - Restructurings for information related to property and equipment impaired during fiscal year 2019.
9. DEBT
As of October 2, 2020, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of October 2, 2020, the Credit Agreement consisted of term loans with an original principal amount of $700.0 million ("Term Loans") and a revolving credit facility with an aggregate, undrawn borrowing capacity of $160.0 million (“Revolving Facility”). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of October 2, 2020, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$666,087	0.15%	2.25%	2.40%
As of October 2, 2020, approximately $5.1 million of deferred financing costs remain unamortized, of which $4.8 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying Consolidated Balance Sheet, and $0.3 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying Consolidated Balance Sheet.
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
As of October 2, 2020, we had $160.0 million of borrowing capacity under our Revolving Facility, of which we may borrow up to $50.0 million without being subject to certain financial covenants.
As of October 2, 2020, the following remained outstanding on the Term Loans:

	October 2, 2020	September 27, 2019
Principal balance	$666,087	$672,971
Unamortized discount	(2,205)	(3,414)
Unamortized deferred financing costs	(4,825)	(7,400)
Total term loans	659,057	662,157
Current portion	6,885	6,885
Long-term, less current portion	$652,172	$655,272
As of October 2, 2020, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

Fiscal year ending:	Amount
2021	$6,885
2022	6,885
2023	6,885
2024	645,432
Total	$666,087
The fair value of the Term Loans was estimated to be approximately $649.4 million as of October 2, 2020 and was determined using Level 2 inputs, including a quoted price from a bank.
10. LEASES
We have operating leases for certain facilities, as well as manufacturing and office equipment. We have financing leases for our corporate headquarters, including our fabrication facility, and to a lesser extent, various manufacturing equipment. These leases expire at various dates through 2038, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
We determine that a contract contains a lease at lease inception if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether the right to control an identified asset exists, we assess whether we have the right to direct the use of the identified asset and obtain substantially all of the economic benefit from the use of the identified asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and lease liabilities. For leases with a term of one year or less, categorized as short-term leases, we elected not to recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statement of operations on a straight-line basis over the lease term. ROU assets and lease liabilities are recognized at the present value of future minimum lease payments over the lease term on the commencement date. ROU assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received. We include options to renew or terminate when determining the lease term when it is reasonably certain that the option will be exercised. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
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

Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	October 2, 2020	September 27, 2019	Consolidated Balance Sheet Classification
Assets:
Operating lease ROU assets	$33,307	$—	Other long-term assets
Finance lease assets	33,127	—	Property and equipment, net
Capital lease and financed assets	—	40,442	Property and equipment, net
Total lease assets	$66,434	$40,442
Liabilities:
Current:
Operating lease liabilities	$7,601	$—	Accrued liabilities
Finance lease liabilities	1,368	—	Current portion of finance lease obligations and other
Capital lease and financing obligations	—	1,084	Current portion of finance lease obligations and other
Long-term:
Operating lease liabilities	31,837	—	Other long-term liabilities
Finance lease liabilities	28,994	—	Finance lease obligations and other, less current portion
Capital lease and financing obligations	—	29,506	Finance lease obligations and other, less current portion
Total lease liabilities	$69,800	$30,590
The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of October 2, 2020 were as follows:

October 2, 2020
Weighted-average remaining lease term (in years):
Operating leases	6.4
Finance leases	17.0
Weighted-average discount rate:
Operating leases	6.2%
Finance leases	6.7%
The components of lease expense were as follows (in thousands):

Fiscal Year
October 2, 2020
Finance lease cost:
Amortization of lease assets	$3,022
Interest on lease liabilities	2,155
Total finance lease cost	$5,177

Operating lease cost	$9,815
Variable lease cost	$2,645
Short-term lease cost	$368
Sublease income	$(592)

Rent expense incurred under non-cancelable operating leases was $9.7 million and $9.5 million in fiscal years 2019 and 2018, respectively.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Fiscal Year Ended
October 2, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,562
Operating cash flows from finance leases	$2,155
Financing cash flows from finance leases	$1,708

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$3,788
Financing lease assets obtained in exchange for new lease liabilities	$586
As of October 2, 2020, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2021	$9,771	$3,347
2022	8,359	2,836
2023	6,661	2,820
2024	6,228	2,856
2025	4,315	2,783
Thereafter	12,784	37,150
Total lease payments	$48,118	$51,792
Less: interest	(8,680)	(21,430)
Present value of lease liabilities	$39,438	$30,362

As of September 27, 2019, future minimum lease payments for our operating and capital leases were as follows as determined in accordance with the previous guidance under ASC 840, Leases (in thousands):

Fiscal year ending:	Operating Leases	Capital Leases
2020	$9,987	$3,299
2021	9,233	3,343
2022	7,447	2,884
2023	6,061	2,816
2024	5,564	2,853
Thereafter	16,437	39,927
Total future minimum lease payments	$54,729	55,122
Less amount representing interest		(26,241)
Present value of net minimum capital lease payments		$28,881
11. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 (“401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal year ended October 2, 2020, we contributed $2.3 million to our 401(k) Plan for calendar year 2019. During the fiscal year ended September 27, 2019, we contributed $2.6 million to our 401(k) Plan for calendar year 2018.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.0 million, $1.1 million and $1.2 million for fiscal years 2020, 2019 and 2018, respectively.

12. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 2, 2020	September 27, 2019
Compensation and benefits	$32,254	$20,455
Distribution costs	8,889	7,797
Deferred revenue	6,346	2,137
Product warranty	1,858	3,273
Restructuring costs	261	2,527
Professional fees	1,300	1,554
Rent and utilities	589	701
Income taxes payable	734	1,233
Current portion of operating leases	7,601	—
Other	3,822	2,368
Total accrued liabilities	$63,654	$42,045
13. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of the end of fiscal years 2020 and 2019, the estimated costs for the removal of these assets are recorded as asset retirement obligations in other long-term liabilities were $1.9 million and $1.8 million, respectively.
Purchase Commitments—As of October 2, 2020, we had outstanding non-cancelable purchase commitments of $33.8 million primarily for purchases of services and inventory supply arrangements. In addition, we have $27.0 million in fixed payments associated with a power purchase agreement that is expected to commence in fiscal 2022 and has a 15-year term.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the year ended October 2, 2020.
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
The following is a summary of the restructuring charges incurred for the periods presented (in thousands):

	Fiscal Years
	2020	2019	2018
Employee-related expenses	$378	$8,084	$2,789
Facility-related expenses	761	11,459	3,476
Total restructuring expenses	$1,139	$19,543	$6,265

The following is a summary of the costs incurred and remaining balances included in accrued expenses related to restructuring actions taken (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance - September 29, 2017	$627	$—	$627
Charges	2,789	3,476	6,265
Charges paid/settled	(3,327)	(3,476)	(6,803)
Balance - September 28, 2018	$89	$—	$89
Charges	8,084	11,459	19,543
Charges paid/settled	(6,624)	(10,481)	(17,105)
Balance - September 27, 2019	$1,549	$978	$2,527
Charges and adjustments	378	761	1,139
Charges paid/settled	(1,692)	(1,713)	(3,405)
Balance - October 2, 2020	$235	$26	$261
(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees and exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts and Rhode Island, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). During the fiscal year ended October 2, 2020, we incurred restructuring expenses of $1.2 million under the 2019 Plan, including $0.8 million of facility-related costs and $0.4 million of employee-related costs. We incurred restructuring charges of $11.6 million in the fiscal year ended September 27, 2019, including $6.3 million of employee-related costs, $4.0 million of impairment expense for fixed assets and $1.3 million of other facility-related costs. This action was completed during fiscal 2020 and we do not expect to incur further costs. The remaining charges will be paid during fiscal year 2021.
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to the 2019 Plan actions taken (in thousands):

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	6,265	5,300	11,565
Charges paid/settled	(4,729)	(4,843)	(9,572)
Balance - September 27, 2019	$1,536	$457	$1,993
Charges and adjustments	378	819	1,197
Charges paid/settled	(1,679)	(1,250)	(2,929)
Balance - October 2, 2020	$235	$26	$261
Design Facilities Plan
During the fiscal quarter ended March 29, 2019, we committed to a plan to exit certain design facilities and activities (the “Design Facilities Plan”). We incurred restructuring charges of $2.5 million in the fiscal year ended September 27, 2019, including $0.3 million of employee-related costs and $2.2 million of facility-related costs. This action was complete in fiscal 2019 and no further costs will be incurred. The remaining charges were paid during fiscal year 2020.
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to the Design Facilities Plan actions taken (in thousands):

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	338	2,190	2,528
Charges paid/settled	(338)	(1,739)	(2,077)
Balance - September 27, 2019	$—	$451	$451
Charges and adjustments	—	(18)	(18)
Charges paid/settled	—	(433)	(433)
Balance - October 2, 2020	$—	$—	$—
Ithaca Plan
During the fiscal quarter ended December 28, 2018, we commenced a plan to exit certain production and product lines, primarily related to certain production facilities located in Ithaca, New York (the “Ithaca Plan”). For these facilities, we incurred $5.5 million of restructuring charges in the fiscal year ended September 27, 2019, including $1.5 million of employee-related costs and $4.0 million of facility-related costs. This action was complete in fiscal 2019 and the remaining charges were paid during fiscal year 2020.
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to the Ithaca Plan actions taken (in thousands):

	Employee-Related Expense	Facility-Related Expense	Total
Balance - September 28, 2018	$—	$—	$—
Charges	1,481	3,969	5,450
Charges paid/settled	(1,468)	(3,899)	(5,367)
Balance - September 27, 2019	$13	$70	$83
Charges and adjustments	—	(40)	(40)
Charges paid/settled	(13)	(30)	(43)
Balance - October 2, 2020	$—	$—	$—
Long Beach, Belfast and Sydney Plan
During the fiscal quarter ended December 29, 2017, we initiated plans to restructure and close our facilities in Long Beach, California, Belfast, United Kingdom and Sydney, Australia (the “Long Beach, Belfast and Sydney Plan”). The operations from the Long Beach facility were consolidated into our other California locations in order to achieve operational synergies. The Belfast and Sydney facilities were closed as we discontinued certain product development activities that were performed in those locations. During the fiscal year ended September 28, 2018, we incurred $6.3 million, including $2.8 million of employee-related costs and $3.5 million of facility-related costs. This action was complete in fiscal 2018, no further costs were incurred and all remaining payments were made in the fiscal year ended September 27, 2019.
The following is a summary of the costs incurred and remaining balances included in accrued expenses related to the Long Beach, Belfast and Sydney Plan actions taken (in thousands):

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
Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2020	2019	2018
Balance — beginning of year	$3,273	$5,756	$3,672
(Divested)/acquired	—	—	(49)
Provisions (benefit)	2,271	(3,053)	1,865
(Payments) direct charges	(3,686)	570	268
Balance — end of year	$1,858	$3,273	$5,756
16. IMPAIRMENTS
During fiscal year 2019, we initiated a plan to strategically realign, streamline and improve our operations, including reducing our workforce and exiting certain product offerings and research and development facilities. See Note 14 - Restructurings, for additional information about the 2019 Plan. These activities led us to reassess our previous estimates for expected future revenue growth. We performed impairment analyses to determine whether our goodwill and long-lived assets, comprised of definite-lived intangible assets and property and equipment, were recoverable. During the fiscal quarter ended June 28, 2019, we performed a goodwill impairment test for our consolidated reporting unit. We calculated the fair value of our reporting unit using market capitalization and compared its fair value to its carrying amount, including goodwill. The fair value exceeded the carrying amount, therefore we determined that goodwill of the reporting unit was not impaired. Based on the estimated undiscounted cash flow assessment for long-lived assets, we determined that for an asset group, the cash flows were not sufficient to recover the carrying value of the long-lived assets over their remaining useful lives. Accordingly, we recorded impairment charges of $217.5 million and $33.2 million to our customer relationship and technology intangible assets, respectively, in the fiscal quarter ended June 28, 2019, based on the difference between the fair value and the carrying value of the long-lived assets. We will continue to monitor for events or changes in business circumstances that may indicate that the remaining carrying value of the asset group may not be recoverable. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost approach to determine the fair value of our property and equipment.
Additionally, in connection with the 2019 Plan, we determined that certain intangible assets were abandoned and would not have a future benefit. Accordingly, we recorded impairment charges of $2.4 million and $3.9 million to our customer relationship and technology intangible assets, respectively, during fiscal year 2019.
During fiscal year 2019, we also abandoned equipment recorded as construction in process. Accordingly, we recorded impairment charges of $7.8 million to reflect the estimated salvage value of the equipment.
Total impairment charges recorded to intangible assets and assets recorded as construction in process for fiscal year 2019 were $264.8 million.
During fiscal year 2018, we recorded impairment charges of $6.6 million related to property and equipment and other assets.
See Note 14 - Restructurings for information related to property and equipment impaired as part of our restructuring actions.
17. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2020	2019	2018
Cost of revenue	$17,462	$29,847	$33,429
Selling, general and administrative	32,868	44,872	48,265
Total	$50,330	$74,719	$81,694

Intangible assets consist of the following (in thousands):

	October 2, 2020	September 27, 2019
Acquired technology	$179,434	$179,682
Customer relationships	245,870	245,870
Trade name, indefinite lived	3,400	3,400
Total	428,704	428,952
Less accumulated amortization	(297,806)	(247,724)
Intangible assets — net	$130,898	$181,228
As of October 2, 2020, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$46,213	33,433	26,048	15,410	3,489	2,905
Accumulated amortization for the acquired technology and customer relationships was $152.1 million and $145.7 million, respectively, as of October 2, 2020, and $134.8 million and $112.9 million, respectively, as of September 27, 2019.
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Gross Intangible Assets
	Total Intangibles	Acquired Technology	Customer Relationships	Trade Name	Total Goodwill
Balance as of September 28, 2018	$773,307	$251,673	$518,234	$3,400	$314,076
Currency translation adjustments	270	270	—	—	651
Impairments of intangible assets	(344,625)	(72,261)	(272,364)	—	—
Balance as of September 27, 2019	428,952	179,682	245,870	3,400	314,727
Currency translation adjustments	—	—	—	—	285
Disposals of intangible assets	(248)	(248)	—	—	—
Balance as of October 2, 2020	$428,704	$179,434	$245,870	$3,400	$315,012
See Note 16 - Impairments, for additional information related to the impairment of our intangible assets.

18. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	October 2, 2020	September 27, 2019
Deferred tax assets:
Net operating loss and credit carryforward	$278,418	$263,199
Intangible assets	15,880	9,887
Property and equipment	3,274	—
Accrued expenses	14,564	16,149
Minority equity investments	1,010	784
Lease obligations	12,732	—
Interest	5,471	7,170
Gross deferred tax asset	331,349	297,189
Less valuation allowance	(277,442)	(252,536)
Deferred tax asset, net of valuation allowance	$53,907	$44,653

Deferred tax liabilities:
Property and equipment	$—	$(1,473)
Right of use lease asset	$(14,057)	$—
Deferred tax liabilities	$(14,057)	$(1,473)
Net deferred tax asset	$39,850	$43,180

As of October 2, 2020, we had $908.0 million of gross federal net operating loss (“NOL”) carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2038 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is infinite. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382.
The domestic and foreign (loss) income from continuing operations before taxes were as follows (in thousands):

	Fiscal Years
	2020	2019	2018
United States	$(65,915)	$(458,617)	$(145,851)
Foreign	24,353	35,464	(9,384)
(Loss) income from operations before income taxes	$(41,562)	$(423,153)	$(155,235)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2020	2019	2018
Current:
Federal	$(834)	$70	$(6,876)
State	48	36	(160)
Foreign	1,958	876	1,642
Current provision (benefit)	1,172	982	(5,394)
Deferred:
Federal	(8,635)	(21,560)	75,428
State	(22,613)	12,907	(15,526)
Foreign	9,686	(41,108)	(24,652)
Change in valuation allowance	24,906	9,424	(51,329)
Deferred provision (benefit)	3,344	(40,337)	(16,079)
Total provision (benefit)	$4,516	$(39,355)	$(21,473)
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have significant negative objective evidence in the form of adjusted cumulative losses in the U.S. over the three-year period ended October 2, 2020 that resulted in our continued determination that there was not sufficient objectively verifiable positive evidence to offset this negative objective evidence and we concluded that a full valuation allowance was still appropriate for our U.S. deferred tax assets.
The $277.4 million of valuation allowance as of October 2, 2020 relates primarily to federal and state NOLs, tax credit carryforwards and a partial valuation allowance on tax credits in Canada of $8.0 million whose recovery is not considered more likely than not. The $252.5 million of valuation allowance as of September 27, 2019 related primarily to federal and state NOLs, tax credit carryforwards and a partial valuation allowance on tax credits in Canada of $19.0 million, for which recovery is not considered likely. The change during the fiscal year ended October 2, 2020 of $24.9 million primarily relates to an increase in our state NOLs and an increase in our federal and state tax credits.
Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	24.5%
Change in valuation allowance	(60.5)	(2.4)	34.0
Provision to return adjustments	25.4	0.3	8.3
Research and development credits	20.7	1.4	9.0
Global Intangible Low Taxed Income	(11.4)	(2.9)	—
Foreign rate differential	9.1	1.6	5.1
Warrant liability	(6.5)	—	4.4
Intra-entity license transfer	(4.6)	9.4	—
Nondeductible compensation expense	(4.1)	(0.6)	1.4
State taxes net of federal benefit	0.9	0.9	0.8
Section 382 adjustment	—	(19.3)	—
Nondeductible legal fees	—	—	0.9
2017 tax reform	—	—	(73.7)
Other permanent differences	(0.9)	(0.1)	(0.9)
Effective income tax rate	(10.9)%	9.3%	13.8%

For fiscal years 2020, 2019 and 2018, the effective tax rates on $41.6 million, $423.2 million and $155.2 million, respectively, of pre-tax loss from continuing operations were (10.9)%, 9.3% and 13.8%, respectively. The effective income tax rates for fiscal years 2020, 2019 and 2018 were impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits, and a fair market value adjustment of warrant liability. For fiscal year 2020, the effective tax rate was also impacted by an adjustment in our Section 382 limitation which increased our

California NOL carryforwards and the inclusion of Global Intangible Low Taxed Income. For fiscal year 2019, the effective tax rate was also impacted by a change in our NOL carryforward due to an adjustment in our Section 382 limitation from a prior period acquisition and the immediate recognition of the current and deferred income tax effects totaling $39.8 million from an intra-entity transfer of a license for intellectual property to a higher taxed jurisdiction that received a tax basis step-up. For fiscal year 2018, the effective tax rate was also impacted by the Tax Cuts and Jobs Act (the “Tax Act”).
On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid Relief & Economic Security Act (“CARES Act”). The CARES Act made a technical correction to the Tax Act impacting the Company’s NOL carryforward for the fiscal year ending September 29, 2018 by limiting it to a 20-year carryforward period, rather than having an indefinite life carryforward without the 80% limitation. This technical correction resulted in the Company increasing its indefinite lived deferred tax liability by $1.4 million during fiscal year 2020, with an offsetting adjustment to tax expense.
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
On December 22, 2017, the U.S. Congress enacted the Tax Act, which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. The Tax Act also transitions international taxation from a worldwide system with deferral to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as Global Intangible Low Taxed Income. These changes became effective in our fiscal year ending September 29, 2018.
The liability for unrecognized tax benefits was $0.3 million as of October 2, 2020, September 27, 2019 and September 28, 2018 and there were no additions or reductions to this liability during fiscal years 2020 or 2019. The balance of the unrecognized tax benefit as of October 2, 2020, is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The entire balance of unrecognized tax benefits, if recognized, will reduce income tax expense.
It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During fiscal year 2020, we did not make any payment of interest and penalties. We did not accrue for the payment of interest and penalties in the Consolidated Balance Sheets as of October 2, 2020 or September 27, 2019, as the remaining unrecognized tax benefits would only serve to reduce our current federal and state NOL carryforwards, if ultimately recognized.
A summary of the fiscal tax years that remain subject to examination, as of October 2, 2020, for the Company’s significant tax jurisdictions are:

Jurisdiction	Tax Years Subject to Examination
United States—federal	2018 - forward
United States—various states	2016 - forward
Ireland	2016 - forward
Generally, we are no longer subject to federal income tax examinations for years before 2018, except to the extent of loss and tax credit carryforwards from those years.
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have three equity incentive plans: the Amended and Restated 2009 Omnibus Stock Plan (“2009 Plan”), the 2012 Omnibus Incentive Plan, as amended (“2012 Plan”) and the 2012 Employee Stock Purchase Plan, as amended and restated (“ESPP”).
Upon the closing of our initial public offering, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), nonqualified stock options (“NQs”), stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PRSUs”) and other equity-based awards to employees, directors and outside consultants. The ISOs and NQs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria as described below. Certain of the share-based awards granted and outstanding as of October 2, 2020, are subject to accelerated vesting upon a sale of the Company or similar changes in control. Options granted generally have a term of four to seven years.
As of October 2, 2020, we had 17.0 million shares available for future issuance under the 2012 Plan and 3.6 million shares available for issuance under our ESPP.
Outside of the three equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting. As of October 2, 2020, we had 225,523 ISU awards outstanding with a fair value of $7.6 million and an associated accrued compensation liability of $4.6 million. As of September 27, 2019, we had approximately 195,598 ISU awards outstanding with a fair value of $2.0 million recorded as an accrued compensation liability. During fiscal years 2020, 2019 and 2018, 62,344, 69,035 and 68,813 ISU awards vested and were paid at a fair value of $1.9 million, $1.2 million and $1.4 million, respectively. We recorded an expense for these ISU awards of $4.4 million in fiscal year 2020, primarily as a result of an increase in our stock price, and we recorded an expense of $1.3 million and a gain of $1.1 million in fiscal years 2019 and 2018, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. As of October 2, 2020, total unrecognized compensation cost related to the ESPP was $0.3 million. In fiscal years 2020, 2019 and 2018, 272,469, 421,777 and 305,851 shares of common stock were issued under the ESPP, respectively.
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
In fiscal year 2020, pursuant to the evergreen provisions, the number of shares of common stock available for issuance under the 2012 Plan and the ESPP were increased by 1.9 million shares and 550,000 shares, respectively.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2020	2019	2018
Cost of revenue	$3,609	$2,936	$3,869
Research and development	12,794	8,551	13,448
Selling, general and administrative	19,271	12,305	14,620
Total	$35,674	$23,792	$31,937
As of October 2, 2020, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $45.3 million, which we expect to recognize over a weighted-average period of 2.1 years.

Stock Options
A summary of stock option activity for fiscal year 2020 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding - September 27, 2019	376	$13.58
Granted	—	—
Exercised	(51)	3.70
Forfeited, canceled or expired	—	—
Options outstanding - October 2, 2020	325	$15.12	6.99	$6,071
Options vested and expected to vest - October 2, 2020	325	$15.12	6.99	$6,071
Options exercisable - October 2, 2020	40	$17.50	3.57	$652

Aggregate intrinsic value represents the difference between our closing stock price on October 2, 2020, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $1.4 million, $0.7 million and $0.9 million for fiscal years 2020, 2019 and 2018, respectively.
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
There were no stock options with market-based vesting criteria granted for fiscal year 2020. Stock options with market-based vesting criteria granted for fiscal years 2019 and 2018 were 585,000 and 325,000, respectively, at weighted average grant date fair values of $7.47 and $15.52 per share, or total grant date fair value of $2.4 million and $5.0 million, respectively.
These NQs with market-based vesting criteria were valued using a Monte Carlo simulation model. The weighted average Monte Carlo input assumptions used for calculating the fair value of these market-based stock options are as follows:

	Fiscal Years
	2019	2018
Risk-free interest rate	2.8%	2.3%
Expected term (years)	3.9	3.4
Expected volatility	51.9%	45.8%
Target price	$53.87	$98.99
During our fiscal first quarter of 2019, we canceled 1,122,500 performance-based stock options with a concurrent grant of 748,328 PRSUs for 13 then current employees, which was accounted for as a modification. The incremental compensation cost resulting from the modification was $8.2 million, and was being recognized as share-based compensation expense over the requisite service period of three years for the new PRSU awards. As a result of subsequent actions that resulted in forfeitures, the remaining compensation expense associated with this modification as of October 2, 2020 was $1.7 million.

Restricted Stock Awards and Units
A summary of restricted stock awards and units activity for fiscal year 2020 is as follows (in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - September 27, 2019	2,615	$21.81
Granted	1,210	22.07
Vested	(648)	26.24
Forfeited, canceled or expired	(389)	22.18
Issued and unvested - October 2, 2020	2,788	20.84
The total fair value of restricted stock awards and units vested was $19.1 million, $11.7 million and $19.7 million for the fiscal years 2020, 2019 and 2018, respectively. RSUs granted generally vest over a period of three or four years.
In addition to RSUs, we also issue PRSUs with specific performance vesting criteria. These PRSUs have both a service and performance-based vesting condition and awards are divided into three equal tranches and vest based on achieving certain adjusted earnings per share growth metrics. The service condition requires participants to be employed in November following the performance period in which the performance condition was met, when the Company's annual financial performance is announced to the financial markets. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. As of October 2, 2020, the performance condition for 147,929 target shares had been met, and 443,787 shares with a total grant date fair value of $7.9 million vested in November 2020 when the service condition was achieved. During fiscal year 2020, we granted 132,668 PRSUs and 168,481 were forfeited. The amount of incremental PRSU awards that could ultimately vest if all performance criteria are achieved would be 1,388,898 shares assuming a maximum of 300% of the targeted shares.
We granted 200,000 market-based RSUs during fiscal year 2019, at a weighted average grant date fair value of $17.65 per share, and a total fair value of $3.5 million. Recipients may earn between 0% and 150% of the target number of shares based on the Company's achievement of total stockholder return in comparison to a peer group of companies in the Nasdaq composite index over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards of $3.5 million subject to the market condition. The expected volatility of the Company's common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Fiscal Year
2019
Risk free interest rate	1.9%
Years to maturity	3.33
Expected volatility rate	61.5%
Dividend yield	—
20. STOCKHOLDERS’ EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of October 2, 2020 and September 27, 2019. The outstanding shares of common stock as of October 2, 2020 presented in the accompanying Consolidated Statements of Stockholders’ Equity, excludes 5,414 unvested shares of restricted stock awards, issued as compensation to employees that were subject to forfeiture. There were no unvested shares of restricted stock awards that were subject to forfeiture as of September 27, 2019.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. The warrants expire December 21, 2020, or earlier as per the terms of the agreement, including immediately following consummation of a sale of all or substantially all assets or capital stock or other equity securities, including by merger, consolidation, recapitalization or similar transactions. We do not currently have sufficient registered and available shares to immediately satisfy a request for registration, if such a request were made. As of October 2, 2020, no exercise of the warrants had occurred and no request had been made to register the warrants or any underlying securities for resale by the holders. On November 11, 2020, we issued 850,311 shares of common stock related to a cashless exercise of 1,270,679 shares associated with the warrants.
We are recording the estimated fair values of the warrants as a long-term liability in the accompanying Consolidated Balance Sheets with changes in the estimated fair value being recorded in the accompanying Consolidated Statements of Operations.
21. RELATED-PARTY TRANSACTIONS
During fiscal year 2020, we sold $0.4 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of directors John and Susan Ocampo. Together, Mr. and Mrs. Ocampo are MACOM's largest stockholders. Stephen G. Daly, MACOM's President and Chief Executive Officer, has an equity interest of less than 1% in Mission.
Darktrace Limited (“Darktrace”), a MACOM vendor and an affiliate of director Peter Chung, provides us with cybersecurity technology and cyber defense offerings. During fiscal year 2020 and 2019 we made payments of approximately $0.1 million and $0.1 million, respectively, to Darktrace.
Cadence Design Systems, Inc. (“Cadence”) provides us with certain engineering licenses on an ongoing basis. Geoffrey Ribar, who joined our board of directors on March 22, 2017, served as an officer of Cadence through September 30, 2017 and served as a Senior Advisor to Cadence until March 31, 2018. During fiscal year 2018, we made payments of $4.1 million to Cadence prior to March 31, 2018.
22. DIVESTED BUSINESS AND DISCONTINUED OPERATIONS
Divested Business
On May 10, 2018, we completed the sale and transfer of the LR4 business, pursuant to an Asset Purchase and Intellectual Property License Agreement, dated April 30, 2018 (the “LR4 Agreement”). As a result of the transaction, during fiscal year 2018 we recorded a loss on disposal of $34.3 million associated with LR4 business as other expense, comprised of expected proceeds of $17.2 million less the carrying value of assets sold. The transaction did not meet the criteria of discontinued operations.
During the quarter ended July 3, 2020, we received payment of $13.2 million for our outstanding net receivable with the buyer, inclusive of $11.0 million related to the sale of the LR4 business.
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
The accompanying Consolidated Statements of Operations includes the following operating results related to these discontinued operations (in thousands):

Fiscal Year
2018
Revenue	$—
Cost of revenue	(596)
Gross profit (loss)	596
Operating expenses:
Research and development	5,251
Selling, general and administrative	1,560
Total operating expenses	6,811
Loss from discontinued operations	(6,215)
Loss income before income taxes	(6,215)
Income tax provision (benefit)	—
Loss income from discontinued operations	(6,215)

Cash flow used in Operating Activities	(10,734)

23. EARNINGS PER SHARE
The following table set forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2020	2019	2018
Numerator:
Loss from continuing operations	$(46,078)	$(383,798)	$(133,762)
Loss from discontinued operations	—	—	(6,215)
Net loss	(46,078)	(383,798)	(139,977)
Warrant liability gain	—	—	(27,646)
Net loss attributable to common stockholders	$(46,078)	$(383,798)	$(167,623)
Denominator:
Weighted average common shares outstanding-basic	66,606	65,686	64,741
Dilutive effect of warrants	—	—	570
Weighted average common shares outstanding-diluted	66,606	65,686	65,311
Common stock earnings per share-basic:
Continuing operations	$(0.69)	$(5.84)	$(2.07)
Discontinued operations	—	—	(0.10)
Net common stock earnings per share-basic	$(0.69)	$(5.84)	$(2.16)
Common stock earnings per share-diluted:
Continuing operations	$(0.69)	$(5.84)	$(2.47)
Discontinued operations	—	—	(0.10)
Net common stock earnings per share-diluted	$(0.69)	$(5.84)	$(2.57)
As of October 2, 2020, we had warrants outstanding which were reported as a liability on the consolidated balance sheet. During fiscal years 2019 and 2018, we recorded gains of $0.8 million and $27.6 million, associated with adjusting the fair value of the warrants, in the Consolidated Statements of Operations primarily as a result of declines in our stock price. When calculating earnings per share we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in common stock. During fiscal years 2020 and 2019, we excluded the effects of the warrant and the respective 639,133 and 214,303 potential shares of common stock issuable upon exercise of warrants as the inclusion would be anti-dilutive. During the fiscal year ended September 28, 2018, we adjusted the numerator to exclude the warrant gain $27.6 million, and we also adjusted the denominator for the dilutive effect of the incremental warrant shares of 569,667 under the treasury stock method. For fiscal year 2018, the table above excludes the effects of 375,940 shares of potential shares of common stock issuable upon exercise of stock options, restricted stock and restricted stock units as the inclusion would be anti-dilutive. The table excludes the effects of 1,755,973 and 386,552 shares for fiscal years 2020 and 2019, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock, restricted stock units and warrants as the inclusion would be anti-dilutive.
24. SUPPLEMENTAL CASH FLOW INFORMATION
As of October 2, 2020 and September 27, 2019, we had $0.6 million and $0.6 million, respectively, in unpaid amounts related to purchases of property and equipment included in accounts payable and accrued liabilities. These amounts have been excluded from the payments for purchases of property and equipment in the accompanying Consolidated Statements of Cash Flows until paid.
During fiscal years 2019 and 2018, we capitalized $1.5 million and $18.4 million, respectively, of net construction costs relating to the facility in Lowell, Massachusetts, of which $0.3 million and $12.7 million, respectively, were accounted for as a non-cash transaction as the costs were paid by the developer.
The following is supplemental cash flow information regarding non-cash activities (in thousands):

	Fiscal Years
	2020	2019	2018
Cash paid for interest	$24,672	$34,157	$29,698
Cash (refunded) paid for income taxes	$(17,465)	$(1,931)	$3,559

25.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - September 28, 2018	$2,637	$(449)	$2,188
Foreign currency translation loss, net of tax	1,693	—	1,693
Unrealized loss on short-term investments, net of tax	—	477	477
Balance - September 27, 2019	4,330	28	4,358
Foreign currency translation gain, net of tax	458	—	458
Unrealized gain on short-term investments, net of tax	—	193	193
Balance as of October 2, 2020	$4,788	$221	$5,009
26. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of reportable operating segments is based on the chief operating decision maker’s (“CODM”) definition of the business and the nature and use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its President and Chief Executive Officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resources and assessments of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually. We continue to evaluate our internal reporting structure and the potential impact of any changes on our segment reporting.
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	October 2, 2020	September 27, 2019
Net Property and Equipment by Geographic Region
United States	$99,118	$116,037
Europe (1)	13,129	7,377
Other Countries (2)	6,619	9,233
Total	$118,866	$132,647

(1) Europe represents Finland, France, Germany, Ireland and Italy.
(2) Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2020	2019	2018
Customer A	14%	16%	13%
Customer B	12%	—	—
Customer C	12%	—	—

	October 2, 2020	September 27, 2019
Accounts Receivable
Customer A	20%	24%
Customer D	8%	10%
Customers B and C did not represent more than 10% of revenue in the fiscal years ended 2019 and 2018. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying consolidated financial statements. In fiscal years 2020, 2019 and 2018, our top ten customers represented an aggregate of 61%, 54% and 57% of total revenue, respectively.
27.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year 2020
Revenue	$119,097	$126,424	$137,267	$147,249	$530,037
Gross profit	$58,204	$63,370	$70,876	$77,716	$270,166
Net (loss) income	$(28,362)	$(10,226)	$(24,982)	$17,492	$(46,078)
Per share data (1) (2)
Net (loss) income, basic	$(0.43)	$(0.15)	$(0.37)	$0.26	$(0.69)
Net (loss) income, diluted	$(0.43)	$(0.28)	$(0.37)	$0.22	$(0.69)

Fiscal Year 2019
Revenue	$150,689	$128,465	$108,306	$112,248	$499,708
Gross profit	$76,625	$57,330	$33,828	$52,925	$220,708
Net (loss) income	$(23,396)	$(46,204)	$(324,714)	$10,516	$(383,798)
Per share data (1) (2)
Net (loss) income, basic	$(0.36)	$(0.71)	$(4.93)	$0.16	$(5.84)
Net (loss) income, diluted	$(0.44)	$(0.71)	$(4.95)	$0.16	$(5.84)
(1)Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.
(2)Diluted loss per share for the fiscal second and fourth quarters of 2020, and the fiscal first and third quarters of 2019 excluded $8.6 million, $2.0 million, $5.5 million and $1.9 million, respectively, related to warrant liability gains.

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
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2020.
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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of October 2, 2020. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 2, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of October 2, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 2, 2020, of the Company and our report dated November 18, 2020, expressed an unqualified opinion on those financial statements.
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
November 18, 2020

ITEM 9B. OTHER INFORMATION.

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2020.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2020.
Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2012 Omnibus Incentive Plan (the “2012 Plan”) and our 2012 Employee Stock Purchase Plan (the “ESPP”). We also maintain our Amended and Restated 2009 Omnibus Stock Plan (the “2009 Plan”), however, no additional awards may be issued under the 2009 Plan. Each of our aforementioned plans were approved by our stockholders prior to our initial public offering in March 2012. The following table provides information regarding securities authorized for issuance as of October 2, 2020 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
Equity Compensation Plans Approved by Security Holders	1,606,356	$14.27	20,677,326
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,606,356	$14.27	20,677,326

(1) Does not include 2,787,892 unvested shares outstanding as of October 2, 2020 in the form of restricted stock awards or restricted stock units under the 2012 Plan, which do not require the payment of any consideration by the recipients.
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
(3) The ESPP contains an “evergreen” provision, pursuant to which the number of shares of our common stock available for issuance under the ESPP can be increased on the first day of each fiscal year by the lesser of (a) 1.25% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (b) 550,000 shares of our common stock and (c) a lesser amount determined by our board of directors; provided, however, that any shares from any increases in previous years that are not actually issued will continue to be available for issuance under the ESPP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8. - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 2, 2020 and September 27, 2019
Consolidated Statements of Operations for the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Fiscal Years Ended October 2, 2020, September 27, 2019 and September 28, 2018
Consolidated Statements of Cash Flows for the Fiscal Years October 2, 2020, September 27, 2019 and September 28, 2018
Notes to Consolidated Financial Statements
(b)Exhibits
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

4.7	Description of Securities of MACOM Technology Solutions Holdings, Inc.
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

10.5*
MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on January 19, 2016).

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

10.10*
Form of Nonqualified Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on November 16, 2018).

10.11*
Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on November 16, 2018).

10.12*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on November 16, 2018).

10.13
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.14
Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.15
Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.16
Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.17
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.18
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.19
Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.20
Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.21
Refinancing Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2017).

10.22
Second Refinancing Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2017).

10.23
Second Incremental Term Loan Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc., as the initial lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2017).

10.24
Amendment No. 8 to Credit Agreement, dated as of May 2, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.25
Amendment No. 9 to Credit Agreement, dated as of May 9, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.26*	Offer of Employment to Stephen G. Daly, dated May 15, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.27*	Offer of Promotion to John F. Kober, dated May 23, 2019 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.28*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on November 25, 2019).

10.29*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan for employees in France.
10.30*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan for Canadian Participants.
10.31*	Offer of Employment to Donghyun T. Hwang, dated August 1, 2014.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 2, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 2, 2020, formatted in Inline XBRL and included as Exhibit 101.

*	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2020

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2020.

Signature and Title	Signature and Title

/s/ Stephen G. Daly	/s/ John Ocampo
Stephen G. Daly	John Ocampo
President and Chief Executive Officer	Chairman of the Board
Director
(Principal Executive Officer)	/s/ Susan Ocampo
Susan Ocampo
/s/ John F. Kober	Director
John F. Kober
Senior Vice President and Chief Financial Officer	/s/ Peter Chung
Peter Chung
(Principal Accounting and Financial Officer)	Director

/s/ Gil VanLunsen
Gil VanLunsen
Director

/s/ Charles Bland
Charles Bland
Director

/s/ Geoffrey Ribar
Geoffrey Ribar
Director