Form 10-Q
period 2021-01-01
MACOM Technology Solutions Holdings, Inc.
filed 2021-01-28
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2021, there were 68,344,490 shares of the registrant’s common stock outstanding.
1

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q
2

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	January 1, 2021	October 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,728	$129,441
Short-term investments	226,044	203,711
Accounts receivable	55,209	45,884
Inventories	89,015	91,584
Prepaid and other current assets	10,219	10,899
Total current assets	509,215	481,519
Property and equipment, net	115,953	118,866
Goodwill	315,338	315,012
Intangible assets, net	118,905	130,898
Deferred income taxes	41,417	41,935
Other investments	12,942	17,745
Other long-term assets	39,912	40,453
TOTAL ASSETS	$1,153,682	$1,146,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations and other	$1,319	$1,368
Current portion of long-term debt	6,885	6,885
Accounts payable	28,158	23,043
Accrued liabilities	61,794	63,654
Total current liabilities	98,156	94,950
Finance lease obligations and other, less current portion	28,715	28,994
Long-term debt, less current portion	650,931	652,172
Warrant liability	—	25,312
Other long-term liabilities	46,430	44,854
Total liabilities	824,232	846,282
Stockholders’ equity:
Common stock	68	67
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	6,138	5,009
Additional paid-in capital	1,172,269	1,135,127
Accumulated deficit	(848,695)	(839,727)
Total stockholders’ equity	329,450	300,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,153,682	$1,146,428
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	January 1, 2021	January 3, 2020
Revenue	$148,504	$119,097
Cost of revenue	68,242	60,893
Gross profit	80,262	58,204
Operating expenses:
Research and development	36,936	35,158
Selling, general and administrative	31,252	32,340
Restructuring charges	—	1,234
Total operating expenses	68,188	68,732
Income (loss) from operations	12,074	(10,528)
Other expense:
Warrant liability expense	(11,130)	(4,087)
Interest expense, net	(4,734)	(8,621)
Other expense, net	(4,504)	(3,740)
Total other expense, net	(20,368)	(16,448)
Loss before income taxes	(8,294)	(26,976)
Income tax expense	674	1,386
Net loss	$(8,968)	$(28,362)

Net loss per share:
Loss per share - Basic	$(0.13)	$(0.43)
Loss per share - Diluted	$(0.13)	$(0.43)
Weighted average shares used:
Basic	67,756	66,240
Diluted	67,756	66,240
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	January 1, 2021	January 3, 2020
Net loss	$(8,968)	$(28,362)
Unrealized gain on short term investments, net of tax	176	79
Foreign currency translation gain, net of tax	953	(248)
Other comprehensive income, net of tax	1,129	(169)
Total comprehensive loss	$(7,839)	$(28,531)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	10	—	—	—	—	175	—	175
Vesting of restricted common stock and units	782	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	93	—	—	—	—	2,239	—	2,239
Shares repurchased for tax withholdings on equity awards	(297)	—	—	—	—	(11,844)	—	(11,844)
Share-based compensation	—	—	—	—	—	10,131	—	10,131
Other comprehensive income, net of tax	—	—	—	—	1,129	—	—	1,129
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441	—	36,442
Net loss	—	—	—	—	—	—	(8,968)	(8,968)
Balance as of January 1, 2021	68,367	$68	(23)	$(330)	$6,138	$1,172,269	$(848,695)	$329,450
See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock option exercises	3	—	—	—	—	43	—	43
Vesting of restricted common stock and units	10	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	160	—	—	—	—	1,930	—	1,930
Shares repurchased for tax withholdings on equity awards	(4)	—	—	—	—	(93)	—	(93)
Share-based compensation	—	—	—	—	—	8,150	—	8,150
Other comprehensive loss, net of tax	—	—	—	—	(169)	—	—	(169)
Net loss	—	—	—	—	—	—	(28,362)	(28,362)
Balance as of January 3, 2020	66,346	$66	(23)	$(330)	$4,189	$1,111,606	$(822,011)	$293,520
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 1, 2021	January 3, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,968)	$(28,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangibles amortization	18,200	20,503
Share-based compensation	10,131	8,150
Warrant liability expense	11,130	4,087
Deferred financing cost amortization	548	1,015
Deferred income taxes	580	487
Loss on minority equity investment	4,803	3,749
Other adjustments, net	(385)	(477)
Change in operating assets and liabilities:
Accounts receivable	(9,325)	18,013
Inventories	2,570	1,023
Prepaid expenses and other assets	301	5,675
Accounts payable	5,401	(1,710)
Accrued and other liabilities	(27)	4,956
Income taxes	(179)	549
Net cash provided by operating activities	34,780	37,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,890)	(4,248)
Proceeds from sales and maturities of short-term investments	60,167	77,211
Purchases of short-term investments	(82,046)	(77,504)
Net cash used in investing activities	(24,769)	(4,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and employee stock purchases	2,414	1,973
Payments on long-term debt	(1,721)	(1,721)
Payments on finance leases and other	(328)	(751)
Repurchase of common stock - tax withholdings on equity awards	(11,844)	(93)
Net cash used in financing activities	(11,479)	(592)
Foreign currency effect on cash	755	140
NET CHANGE IN CASH AND CASH EQUIVALENTS	(713)	32,665
CASH AND CASH EQUIVALENTS — Beginning of period	129,441	75,519
CASH AND CASH EQUIVALENTS — End of period	$128,728	$108,184
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
The condensed consolidated balance sheet as of October 2, 2020 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our October 2, 2020 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended October 2, 2020 filed with the SEC on November 18, 2020 (the “2020 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K.
Principles of Consolidation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2021 includes 52 weeks and fiscal year 2020 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter. Our first fiscal quarter ended January 1, 2021 included 13 weeks and the first fiscal quarter ended January 3, 2020 had 14 weeks.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in the 2020 Annual Report on Form 10-K.
Pronouncements Adopted in Fiscal Year 2021
On the first day of fiscal year 2021, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU introduces a new accounting model known as Credit Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired, replacing the current incurred loss methodology that delays recognition of credit losses until a probable loss has been incurred. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. There was no impact to our unaudited condensed consolidated financial statements from the adoption of this guidance.
We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified. As of January 1, 2021, our allowance for expected credit losses was less than $0.1 million.
Our investments in debt securities, which are classified as available-for-sale, are further disclosed in Note 3, Investments. As of January 1, 2021, our available-for-sale debt securities had gross unrealized losses of $0.1 million, which we believe to be temporary, and therefore there is no allowance for credit losses recorded in our condensed consolidated statement of operations.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, a one-step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. This ASU should be applied on a prospective basis. We adopted this ASU in the first quarter of fiscal year 2021 and the adoption of this update did not have an impact on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts, and requiring customers in such arrangements to follow the guidance in Subtopic 350-40. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement beginning when the module or component of the hosting arrangement is ready for its intended use. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. We adopted this ASU in the first quarter of fiscal year 2021 and selected prospective application to all implementation costs incurred after the adoption date. The adoption of this update did not have an impact on our condensed consolidated financial statements and related disclosures.
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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Revenue by Market:
Telecommunications	$51,532	$45,602
Industrial & Defense	61,618	50,482
Data Center	35,354	23,013
Total	$148,504	$119,097

	Three Months Ended
	January 1, 2021	January 3, 2020
Revenue by Geographic Region:
United States	$63,982	$53,951
China	42,376	37,341
Asia Pacific, excluding China (1)	21,773	18,820
Other Countries (2)	20,373	8,985
Total	$148,504	$119,097

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
The following table presents the changes in contract liabilities during the three months ended January 1, 2021 (in thousands, except percentage):

	January 1, 2021	October 2, 2020	$ Change	% Change
Contract liabilities	$7,370	$9,861	$(2,491)	(25)%

As of January 1, 2021 and October 2, 2020, $3.5 million of our contract liabilities, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as accrued liabilities. During the three months ended January 1, 2021, we recognized net sales of $5.3 million that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the three months ended January 1, 2021, as shown in the table above, was primarily related to recognition of license revenue, partially offset by the deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
3. INVESTMENTS
Our short-term investments include corporate bonds and commercial paper and are classified as available-for-sale and are summarized in the tables below (in thousands):

	January 1, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$76,981	$421	$(86)	$77,316
Commercial paper	148,694	70	(36)	148,728
Total short-term investments	$225,675	$491	$(122)	$226,044

	October 2, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$68,605	$348	$(333)	$68,620
Commercial paper	134,913	192	(14)	135,091
Total short-term investments	$203,518	$540	$(347)	$203,711

The contractual maturities of available-for-sale investments were as follows (in thousands):

	January 1, 2021	October 2, 2020
Less than 1 year	$153,139	$138,612
Over 1 year	72,905	65,099
Total short-term investments	$226,044	$203,711
Available-for-sale investments are reported at fair value and, as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Other Investments — As of January 1, 2021, we held two non-marketable equity investments classified as long-term investments, including an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of January 1, 2021 and October 2, 2020, the carrying value of this investment was $2.5 million.
Also included in long-term investments, is a minority investment of less than 20% in the outstanding equity of a private company (“Compute”) that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018. This investment value is updated quarterly based on our proportionate share of the losses or earnings, as well as any changes in Compute's equity, utilizing the equity method. During the three months ended January 1, 2021 and January 3, 2020, we recorded losses of $4.8 million and $3.7 million, respectively, associated with this investment as other expense in our condensed consolidated statements of operations. As of January 1, 2021 and October 2, 2020, the carrying value of this investment was $10.4 million and $15.2 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 1, 2021.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 1, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$18,585	$18,585	$—	$—
Commercial paper	148,728	—	148,728	—
Corporate bonds	77,316	—	77,316	—
Total assets measured at fair value	$244,629	$18,585	$226,044	$—

	October 2, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,139	$20,139	$—	$—
Commercial paper	135,091	—	135,091	—
Corporate bonds	68,620	—	68,620	—
Total assets measured at fair value	$223,850	$20,139	$203,711	$—
Liabilities
Common stock warrant liability	$25,312	$—	$—	$25,312
Total liabilities measured at fair value	$25,312	$—	$—	$25,312

As of January 1, 2021, no warrants remain outstanding. As of October 2, 2020, the fair value of the common stock warrants was estimated using a Black-Scholes option pricing model. For additional information related to these warrants, refer to Note 9 - Stockholder's Equity.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	October 2, 2020
Warrant liability	Black-Scholes model	Volatility	61.8%
		Discount rate	0.09%
		Expected life	0.2 years
		Exercise price	$14.05
		Stock price	$33.80
		Dividend rate	—%
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2020	Net Realized/Unrealized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	January 1, 2021
Common stock warrant liability	$25,312	$11,130	$—	$(36,442)	$—

	September 27, 2019	Net Realized/Unrealized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	January 3, 2020
Common stock warrant liability	$12,364	$4,087	$—	$—	$16,451
5. INVENTORIES
Inventories consist of the following (in thousands):

	January 1, 2021	October 2, 2020
Raw materials	$49,245	$46,954
Work-in-process	9,102	9,324
Finished goods	30,668	35,306
Total inventory, net	$89,015	$91,584
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	January 1, 2021	October 2, 2020
Construction in process	$16,952	$16,174
Machinery and equipment	193,112	191,953
Leasehold improvements	21,311	19,854
Furniture and fixtures	2,742	2,659
Computer equipment and software	18,516	18,487
Finance lease assets	35,589	35,589
Total property and equipment	288,222	284,716
Less accumulated depreciation and amortization	(172,269)	(165,850)
Property and equipment, net	$115,953	$118,866

Depreciation and amortization expense related to property and equipment for the three months ended January 1, 2021 and January 3, 2020, was $6.2 million and $7.4 million, respectively. Accumulated amortization on finance lease assets as of January 1, 2021 and October 2, 2020 was $3.1 million and $2.5 million, respectively.
7. DEBT
As of January 1, 2021, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of January 1, 2021, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the “Revolving Facility”). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
All principal amounts outstanding and interest rate information as of January 1, 2021, for the Credit Agreement were as follows (in thousands, except rate data):

	Principal Outstanding	LIBOR Rate	Margin	Effective Interest Rate
Term loans	$664,366	0.15%	2.25%	2.40%
As of January 1, 2021, approximately $4.7 million of deferred financing costs remain unamortized, of which $4.5 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet, and $0.3 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying condensed consolidated balance sheet.
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
As of January 1, 2021, we had $160.0 million of borrowing capacity under our Revolving Facility, of which we may borrow up to $50.0 million without being subject to certain financial covenants.
As of January 1, 2021, the following remained outstanding on the Term Loans (in thousands):

January 1, 2021
Principal balance	$664,366
Unamortized discount	(2,054)
Unamortized deferred financing costs	(4,496)
Total term loans	657,816
Current portion	6,885
Long-term, less current portion	$650,931

As of January 1, 2021, the minimum principal payments under the Term Loans in future fiscal years were as follows (in thousands):

Amount
2021 (remainder of fiscal year)	$5,163
2022	6,885
2023	6,885
2024	645,433
Total	$664,366
The fair value of the Term Loans was estimated to be approximately $644.4 million as of January 1, 2021 and was determined using Level 2 inputs, including a quoted price from a financial institution.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Cost of revenue	$3,877	$4,420
Selling, general and administrative	8,116	8,654
Total	$11,993	$13,074

Intangible assets consist of the following (in thousands):

	January 1, 2021	October 2, 2020
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(309,799)	(297,806)
Intangible assets — net	$118,905	$130,898
A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of October 2, 2020	$428,704	$179,434	$245,870	$3,400	$315,012
Currency translation adjustment	—	—	—	—	326
Balance as of January 1, 2021	$428,704	$179,434	$245,870	$3,400	$315,338
As of January 1, 2021, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2021 Remaining	2022	2023	2024	2025	Thereafter	Total
Amortization expense	$34,220	33,433	26,048	15,410	3,489	2,905	$115,505
Accumulated amortization for acquired technology and customer relationships were $155.9 million and $153.9 million, respectively, as of January 1, 2021, and $152.1 million and $145.7 million, respectively, as of October 2, 2020.
9. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 1, 2021.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. During the fiscal quarter ended January 1, 2021, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners

Private Equity Fund VII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Mainsail Partners II, L.P. made cashless exercises of warrants for 1,281,358 shares at an exercise price of $14.05 per share, resulting in the issuance of 857,631 shares of common stock. We received no proceeds from the exercise of warrants.
During the three months ended January 1, 2021 and January 3, 2020, we recorded the changes in the estimated fair value of the warrants in the accompanying statements of operations. See Note 4 - Fair Value for additional information related to the fair value of our warrant liability. See Note 10 - Earnings (Loss) Per Share for impact of the common stock warrants on loss per share.
10. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 1, 2021	January 3, 2020
Numerator:
Net loss attributable to common stockholders	$(8,968)	$(28,362)
Denominator:
Weighted average common shares outstanding-basic	67,756	66,240
Dilutive effect of stock options, restricted stock, restricted stock units and warrants	—	—
Weighted average common shares outstanding-diluted	67,756	66,240

Net loss to common stockholders per share-Basic:	$(0.13)	$(0.43)
Net loss to common stockholders per share-Diluted:	$(0.13)	$(0.43)
During the three months ended January 1, 2021 and January 3, 2020, we had warrants outstanding which were measured at fair value. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock. The table above excludes the effects of 2,004,621 shares for the three months ended January 1, 2021 and 1,292,101 shares for the three months ended January 3, 2020 of potential shares of common stock issuable upon exercise of stock options, warrants, and the vesting of restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive.
11. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended January 1, 2021.
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
There were no restructuring charges incurred during the three months ended January 1, 2021. The following is a summary of the restructuring charges incurred during the three months ended January 3, 2020 (in thousands):

Three Months Ended
January 3, 2020
Employee related expenses and adjustments	$1,160
Facility related expenses	74
Total restructuring charges	$1,234
2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan designed to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees, exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts and Rhode Island, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). We incurred restructuring charges of $1.3 million in the three months ended January 3, 2020 under the 2019 Plan, including $1.2 million of employee-related costs and $0.1 million of other costs. This action was completed during fiscal 2020 and we do not expect to incur further costs. The remaining charges will be paid during fiscal 2021.
Details of the 2019 Plan accrual activity for the three months ended January 1, 2021 are as follows (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance as of October 2, 2020	$235	$26	$261
Charges and adjustments	—	—	—
Charges paid/settled/other	11	(26)	(15)
Balance as of January 1, 2021	$246	$—	$246
(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
13. SHARE-BASED COMPENSATION
Stock Plans
As of January 1, 2021, we had 18.4 million shares available for issuance under our 2012 Omnibus Incentive Plan (as Amended and Restated) (the “2012 Plan”) and 4.1 million shares available for issuance under our Employee Stock Purchase Plan. Under the 2012 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), performance based non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), performance shares and other equity-based awards to employees, directors and outside consultants. The ISOs and NSOs must be granted at a price per share not less than the fair value of our common stock on the date of grant. Options granted to date primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of January 1, 2021 are subject to accelerated vesting upon a change in control of the Company.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Cost of revenue	$871	$962
Research and development	3,554	2,907
Selling, general and administrative	5,706	4,281
Total share-based compensation expense	$10,131	$8,150
As of January 1, 2021, the total unrecognized compensation costs related to NQs, RSAs and RSUs, including awards with time-based and performance-based vesting was $61.9 million, which we expect to recognize over a weighted-average period of 2.4 years. As of January 1, 2021, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.7 million.

Stock Options
A summary of stock option activity for the three months ended January 1, 2021 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding as of October 2, 2020	325	$15.12
Exercised	(10)	17.50
Forfeited, canceled or expired	—	—
Options outstanding as of January 1, 2021	315	$15.05	6.85	$12,598
Options vested & expected to vest as of January 1, 2021	315	15.05	6.85	12,598
Options exercisable as of January 1, 2021	220	$14.61	7.72	$8,895
Aggregate intrinsic value represents the difference between our closing stock price on January 1, 2021 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.3 million for the three months ended January 1, 2021 and was not material for the three months ended January 3, 2020.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSAs, RSUs and PRSUs activity for the three months ended January 1, 2021 is as follows:

	Number of RSAs, RSUs and PRSUs (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 2, 2020	2,788	$20.84
Granted	907	29.30
Vested and released	(782)	19.85
Forfeited, canceled or expired	(30)	25.68
Balance as of January 1, 2021	2,883	$23.72
RSAs, RSUs and PRSUs that vested during the three months ended January 1, 2021 and January 3, 2020 had combined fair values of $31.0 million and $0.3 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
14. INCOME TAXES
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	January 1, 2021	January 3, 2020
Income tax expense	$674	$1,386
Effective income tax rate	(8.1)%	(5.1)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rates for the three months ended January 1, 2021 and January 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with losses in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates and where a valuation allowance does not apply.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have determined that there was not sufficient objectively verifiable positive evidence to offset our significant negative objective evidence, therefore, we concluded that a full valuation allowance is appropriate for our U.S. deferred tax assets. Our negative objective evidence consists primarily of adjusted cumulative losses in the U.S. over the three-year period ended January 1, 2021.
Our deferred income tax asset balance as of January 1, 2021 and October 2, 2020 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
The balance of the unrecognized tax benefits remained at $0.3 million as of January 1, 2021 when compared to the balance as of October 2, 2020. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended January 1, 2021, we did not make any accrual or payment of interest or penalties, nor did we make any payment, because we believe our $0.3 million accrual would cover any additional amounts due.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Cash paid for interest	$4,586	$7,624
Cash paid for income taxes	$249	$377
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$717	$74
Financing lease assets obtained in exchange for new lease liabilities	$—	$586
Non-cash capital expenditures	$350	$1,517
During the three months ended January 1, 2021 we capitalized $0.6 million of non-cash costs to property and equipment associated with construction of a power generator that are paid by our service provider. For accounting purposes, we control the underlying assets during construction.
16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated metrics. We evaluate this assessment on an ongoing basis as facts and circumstances change and as of January 1, 2021 there were no changes to our conclusion.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	January 1, 2021	October 2, 2020
United States	$97,547	$99,118
Europe (1)	12,963	13,129
Other Countries (2)	5,443	6,619
Total	$115,953	$118,866
(1)Europe primarily represents Finland, France, Germany, Ireland and Italy.
(2)Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 1, 2021	January 3, 2020
Customer A	14%	16%

Accounts Receivable	January 1, 2021	October 2, 2020
Customer A	24%	20%
Customer B	11%	8%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended January 1, 2021 and January 3, 2020 our top ten customers represented 55% and 60%, respectively, of total revenue.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 2, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on November 18, 2020 (the “2020 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to our strategic plans and priorities, anticipated drivers of future revenue growth, industry trends, the potential impacts of COVID-19 on our future operations and results, our plans for use of our cash and cash equivalents, short-term investments and revolving credit facility, our ability to meet working capital requirements and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” and similar expressions or variations. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2020 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center applications. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with proficiencies in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide, indium phosphide and specialized silicon), and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into larger electronic systems, such as, wireless communication systems including basestations, high capacity optical networks, radar, medical systems and test and measurement applications. Our primary markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others; (2) I&D, which includes military and commercial radar, radio frequency (“RF”) jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, which includes intra-Data Center, Data Center Interconnect

(“DCI”) applications, at 100G, 200G, 400G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
COVID-19 Impact
COVID-19, the disease caused by the most recently discovered coronavirus, has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not have a material impact on our consolidated operating results for the periods presented.
Given the significant continued economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on the demand for our products. The continued spread of COVID-19 could cause a further economic slowdown or recession and could result in adverse impacts to our overall business, such as increased credit and collectability risks, adverse impacts on our suppliers, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. The degree to which the COVID-19 pandemic impacts our future business, financial condition, results of operations, liquidity and cash flows will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, how quickly and to what extent normal operating conditions can resume, and the economic impact on local, regional, national and international markets.
For additional information on risk factors that could impact our future results, please refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2020 Annual Report on Form 10-K.
Description of Our Revenue
Revenue. Our revenue is derived from sales of high-performance RF, microwave, millimeter wave, optical and photonic semiconductor products. We design, integrate, manufacture and package differentiated semiconductor products that we sell to customers through our direct sales organization, our network of independent sales representatives and our distributors.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2020 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Revenue	$148,504	$119,097
Cost of revenue (1)	68,242	60,893
Gross profit	80,262	58,204
Operating expenses:
Research and development (1)	36,936	35,158
Selling, general and administrative (1)	31,252	32,340
Restructuring charges (2)	—	1,234
Total operating expenses	68,188	68,732
Income (loss) from operations	12,074	(10,528)
Other expense:
Warrant liability expense (3)	(11,130)	(4,087)
Interest expense	(4,734)	(8,621)
Other expense, net (4)	(4,504)	(3,740)
Total other expense, net	(20,368)	(16,448)
Loss before income taxes	(8,294)	(26,976)
Income tax expense	674	1,386
Net loss	$(8,968)	$(28,362)

(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
(a) Intangible amortization expense:
Cost of revenue	$3,877	$4,420
Selling, general and administrative	8,116	8,654
(b) Share-based compensation expense:
Cost of revenue	$871	$962
Research and development	3,554	2,907
Selling, general and administrative	5,706	4,281
(2) See Note 12 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 9 - Stockholders’ Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
(4) Includes $4.8 million and $3.7 million of losses for the three months ended January 1, 2021 and January 3, 2020, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 1, 2021	January 3, 2020
Revenue	100.0%	100.0%
Cost of revenue	46.0	51.1
Gross profit	54.0	48.9
Operating expenses:
Research and development	24.9	29.5
Selling, general and administrative	21.0	27.2
Restructuring charges	—	1.0
Total operating expenses	45.9	57.7
Income (loss) from operations	8.1	(8.8)
Other expense:
Warrant liability expense	(7.5)	(3.4)
Interest expense	(3.2)	(7.2)
Other expense, net	(3.0)	(3.1)
Total other expense, net	(13.7)	(13.8)
Loss before income taxes	(5.6)	(22.7)
Income tax expense	0.4	1.2
Net loss	(6.0)%	(23.8)%
Comparison of the Three Months Ended January 1, 2021 to the Three Months Ended January 3, 2020
Revenue. Our revenue increased by $29.4 million, or 24.7%, to $148.5 million for the three months ended January 1, 2021, from $119.1 million for the three months ended January 3, 2020. The increase in revenue in the three months ended January 1, 2021 is described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	January 1, 2021	January 3, 2020	% Change
Telecom	$51,532	$45,602	13.0%
Industrial & Defense	61,618	50,482	22.1%
Data Center	35,354	23,013	53.6%
Total	$148,504	$119,097	24.7%

Telecom	34.7%	38.3%
Industrial & Defense	41.5%	42.4%
Data Center	23.8%	19.3%
Total	100.0%	100.0%
In the three months ended January 1, 2021, our Telecom market revenue increased by $5.9 million, or 13.0%, compared to the three months ended January 3, 2020. The increase for the three months ended January 1, 2021 was primarily driven by increased sales of legacy products, products targeting fiber to the home and licensing revenue, offset by a decrease in carrier-based optical semiconductor products, including those targeted for 5G applications.
In the three months ended January 1, 2021, our I&D market revenue increased by $11.1 million, or 22.1%, compared to the three months ended January 3, 2020. The increase in the three months ended January 1, 2021 was primarily related to new program wins and expansion of our RF and microwave product lines.
In the three months ended January 1, 2021, our Data Center market revenue increased by $12.3 million, or 53.6%, compared to the three months ended January 3, 2020. The increase in revenue for the three months ended January 1, 2021 was primarily due to increased sales of our high-performance analog Data Center products.
Gross profit. Gross margin was 54.0% and 48.9% for the three months ended January 1, 2021 and January 3, 2020, respectively. Gross profit was $80.3 million and $58.2 million for the three months ended January 1, 2021 and January 3, 2020, respectively. Gross profit increased for the three months ended January 1, 2021 as compared to the three months ended January 3, 2020 primarily as a result of increased sales, favorable product mix, production efficiencies and the recognition of licensing revenue during fiscal year 2021.
Research and development. Research and development expense increased by $1.8 million, or 5.1%, to $36.9 million, or 24.9% of our revenue, for the three months ended January 1, 2021, compared with $35.2 million, or 29.5% of our revenue, for the three months ended January 3, 2020. Research and development expense increased in the three months ended January 1, 2021 primarily as a result of increased R&D activities including supplies, and an increase in share-based compensation expense offset by lower payroll-related costs.
Selling, general and administrative. Selling, general and administrative expense decreased by $1.1 million, or 3.4%, to $31.3 million, or 21.0% of our revenue, for the three months ended January 1, 2021, compared with $32.3 million, or 27.2% of our revenue, for the three months ended January 3, 2020. Selling, general and administrative expense decreased in the three months ended January 1, 2021 primarily due to lower payroll-related costs, professional service fees and other discretionary spending, offset by an increase in share-based compensation expense.
Restructuring charges. There were no restructuring charges incurred during the three months ended January 1, 2021 as compared to $1.2 million for the three months ended January 3, 2020. All restructuring actions were completed as of October 2, 2020. For additional information refer to Note 12 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Warrant liability expense. Our warrant liability resulted in an expense of $11.1 million for the three months ended January 1, 2021, compared to an expense of $4.1 million for the three months ended January 3, 2020. The difference between periods was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. During November 2020, all of the warrants were exercised and 857,631 shares of common stock were issued. As of January 1, 2021, there are no remaining common stock warrants outstanding. For additional information refer to Note 9 - Stockholders' Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended
	January 1, 2021	January 3, 2020
Income tax expense	674	1,386
Effective income tax rate	(8.1)%	(5.1)%
Our estimated annual effective tax rate for the year ended October 1, 2021 is expected to be negative, adjusted for discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 1, 2021 and the three months ended January 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates, where we are not in a valuation allowance because it is expected that we will be in a taxable income position. For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	January 1, 2021	January 3, 2020
Cash and cash equivalents, beginning of period	$129,441	$75,519
Net cash provided by operating activities	34,780	37,658
Net cash used in investing activities	(24,769)	(4,541)
Net cash used in financing activities	(11,479)	(592)
Foreign currency effect on cash	755	140
Cash and cash equivalents, end of period	$128,728	$108,184
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended January 1, 2021 of $34.8 million consisted of a net loss of $9.0 million, plus cash used in operating assets and liabilities of $1.3 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $45.0 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $18.2 million and share-based compensation expense of $10.1 million, a warrant liability expense of $11.1 million and a loss on minority equity investment of $4.8 million. In addition, cash used in operating assets and liabilities was $1.3 million for the three months ended January 1, 2021, primarily driven by an increase in accounts receivable of $9.3 million, offset by an increase in accounts payable of $5.4 million and a decrease in inventories of $2.6 million.
Our cash flow from operating activities for the three months ended January 3, 2020 of $37.7 million consisted of a net loss of $28.4 million, plus cash provided by operating assets and liabilities of $28.5 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $37.5 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $20.5 million and share-based compensation expense of $8.2 million, partially offset by a warrant liability expense of $4.1 million and a loss on minority equity investment of $3.7 million. In addition, cash provided by operating assets and liabilities was $28.5 million for the three months ended January 3, 2020, primarily driven by a decrease in accounts receivable of $18.0 million, due to improved revenue linearity throughout the quarter and timing of collections from customers, a decrease in prepaid expenses and other assets of $5.7 million and an increase in accrued and other liabilities of $5.0 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the three months ended January 1, 2021 consisted primarily of purchases of $82.0 million of short-term investments, capital expenditures of $2.9 million, offset by proceeds of $60.2 million related to the sale and maturity of short-term investments.
Our cash flow used in used in investing activities for the three months ended January 3, 2020 consisted primarily of purchases of $77.5 million of short-term investments and capital expenditures of $4.2 million, partially offset by proceeds of $77.2 million related to the sale and maturity of short-term investments.

Cash Flow from Financing Activities
During the three months ended January 1, 2021, our cash used in financing activities of $11.5 million was primarily related to $11.8 million of repurchases of stock associated with employee tax withholdings on vested equity awards and $1.7 million of payments on long-term debt offset by $2.4 million of proceeds from stock option exercises and employee stock purchases.
During the three months ended January 3, 2020, our cash used in financing activities of $0.6 million was primarily related to $1.7 million of payments on notes payable, $0.8 million of payments on financing leases offset by $2.0 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of January 1, 2021, we held $128.7 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $226.0 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 1, 2021, cash held by our indefinitely reinvested foreign subsidiaries was $38.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of January 1, 2021, we had $160.0 million in borrowing capacity under our Revolving Facility, of which we may borrow up to $50.0 million without being subject to certain financial covenants.
We plan to use our remaining available cash and cash equivalents, short-term investments, and, as deemed appropriate, our borrowing capacity under our Revolving Facility for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments, cash generated from operations and borrowing availability under the Revolving Facility will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of January 1, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk. In addition, the value of our warrant liability is based on the underlying price of our common stock and changes in its value could significantly impact our warrant liability expense. As of January 1, 2021, no warrants remain outstanding.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans and revolving credit facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of January 1, 2021, we had $664.4 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $6.6 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of January 1, 2021.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about our legal proceedings.
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2020 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended January 1, 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 3, 2020-October 30, 2020	104,833	$36.80	—	—
October 31, 2020-November 27, 2020	192,376	41.45	—	—
November 28, 2020-January 1, 2021	238	50.18	—	—
Total	297,447	$39.82	—	—
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
Unregistered Sales of Equity Securities
During the fiscal quarter ended January 1, 2021, Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Mainsail Partners II, L.P. made a cashless exercise of warrants for 1,281,358 shares at an exercise price of $14.05 per share, resulting in the issuance of 857,631 shares of common stock. We received no proceeds from the exercise of the warrants. In issuing the shares of common stock, we relied on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 1, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 1, 2021, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: January 28, 2021	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 28, 2021	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)