Form 10-Q
period 2021-04-02
MACOM Technology Solutions Holdings, Inc.
filed 2021-04-29
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2021, there were 68,669,376 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 2, 2021	October 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$105,540	$129,441
Short-term investments	162,554	203,711
Accounts receivable, net	68,281	45,884
Inventories	84,516	91,584
Prepaid and other current assets	11,742	10,899
Total current assets	432,633	481,519
Property and equipment, net	114,253	118,866
Goodwill	314,377	315,012
Intangible assets, net	107,499	130,898
Deferred income taxes	40,214	41,935
Other investments	19,483	17,745
Other long-term assets	39,936	40,453
TOTAL ASSETS	$1,068,395	$1,146,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations and other	$1,203	$1,368
Current portion of long-term debt	—	6,885
Accounts payable	26,473	23,043
Accrued liabilities	60,897	63,654
Total current liabilities	88,573	94,950
Finance lease obligations and other, less current portion	28,494	28,994
Long-term debt, less current portion	492,173	652,172
Warrant liability	—	25,312
Other long-term liabilities	47,022	44,854
Total liabilities	656,262	846,282
Stockholders’ equity:
Common stock	69	67
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	4,462	5,009
Additional paid-in capital	1,241,820	1,135,127
Accumulated deficit	(833,888)	(839,727)
Total stockholders’ equity	412,133	300,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,068,395	$1,146,428
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	$150,583	$126,424	$299,087	$245,521
Cost of revenue	66,470	63,054	134,713	123,947
Gross profit	84,113	63,370	164,374	121,574
Operating expenses:
Research and development	34,619	35,830	71,555	70,988
Selling, general and administrative	30,522	31,994	61,774	64,334
Restructuring charges	—	815	—	2,049
Total operating expenses	65,141	68,639	133,329	137,371
Income (loss) from operations	18,972	(5,269)	31,045	(15,797)
Other expense:
Warrant liability gain (expense)	—	8,647	(11,130)	4,560
Interest expense, net	(4,851)	(7,672)	(9,585)	(16,293)
Other income (expense), net	2,879	(4,352)	(1,624)	(8,092)
Total other expense, net	(1,972)	(3,377)	(22,339)	(19,825)
Income (loss) before income taxes	17,000	(8,646)	8,706	(35,622)
Income tax expense	2,193	1,580	2,867	2,966
Net income (loss)	$14,807	$(10,226)	$5,839	$(38,588)

Net income (loss) per share:
Income (loss) per share - Basic	$0.22	$(0.15)	$0.09	$(0.58)
Income (loss) per share - Diluted	$0.21	$(0.28)	$0.08	$(0.64)
Weighted average shares used:
Basic	68,504	66,522	68,130	66,375
Diluted	70,546	67,085	69,983	66,921
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income (loss)	$14,807	$(10,226)	$5,839	$(38,588)
Unrealized loss on short term investments, net of tax	(373)	(1,376)	(196)	(1,297)
Foreign currency translation loss, net of tax	(1,303)	(687)	(351)	(935)
Other comprehensive loss, net of tax	(1,676)	(2,063)	(547)	(2,232)
Total comprehensive income (loss)	$13,131	$(12,289)	$5,292	$(40,820)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	68,367	$68	(23)	$(330)	$6,138	$1,172,269	$(848,695)	$329,450
Stock option exercises	40	—	—	—	—	642	—	642
Vesting of restricted common stock and units	440	1	—	—	—	—	—	1
Shares repurchased for tax withholdings on equity awards	(155)	—	—	—	—	(10,494)	—	(10,494)
Share-based compensation	—	—	—	—	—	8,569	—	8,569
Other comprehensive loss, net of tax	—	—	—	—	(1,676)	—	—	(1,676)
Equity component of convertible notes, net	—	—	—	—	—	70,834	—	70,834
Net income	—	—	—	—	—	—	14,807	14,807
Balance as of April 2, 2021	68,692	$69	(23)	$(330)	$4,462	$1,241,820	$(833,888)	$412,133

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	50	—	—	—	—	817	—	817
Vesting of restricted common stock and units	1,222	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	93	—	—	—	—	2,239	—	2,239
Shares repurchased for tax withholdings on equity awards	(452)	—	—	—	—	(22,338)	—	(22,338)
Share-based compensation	—	—	—	—	—	18,700	—	18,700
Other comprehensive loss, net of tax	—	—	—	—	(547)	—	—	(547)
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441	—	36,442
Equity component of convertible notes, net	—	—	—	—	—	70,834	—	70,834
Net income	—	—	—	—	—	—	5,839	5,839
Balance as of April 2, 2021	68,692	$69	(23)	$(330)	$4,462	$1,241,820	$(833,888)	$412,133
See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of January 03, 2020	66,346	$66	(23)	$(330)	$4,189	$1,111,606	$(822,011)	$293,520
Stock option exercises	16	—	—	—	—	79	—	79
Vesting of restricted common stock and units	554	1	—	—	—	—	—	1
Shares repurchased for tax withholdings on equity awards	(198)	—	—	—	—	(5,856)	—	(5,856)
Share-based compensation	—	—	—	—	—	10,276	—	10,276
Other comprehensive loss, net of tax	—	—	—	—	(2,063)	—	—	(2,063)
Net loss	—	—	—	—	—	—	(10,226)	(10,226)
Balance as of April 3, 2020	66,718	$67	(23)	$(330)	$2,126	$1,116,105	$(832,237)	$285,731

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock option exercises	18	—	—	—	—	122	—	122
Vesting of restricted common stock and units	564	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	160	—	—	—	—	1,930	—	1,930
Shares repurchased for tax withholdings on equity awards	(201)	—	—	—	—	(5,949)	—	(5,949)
Share-based compensation	—	—	—	—	—	18,426	—	18,426
Other comprehensive loss, net of tax	—	—	—	—	(2,232)	—	—	(2,232)
Net loss	—	—	—	—	—	—	(38,588)	(38,588)
Balance as of April 3, 2020	66,718	$67	(23)	$(330)	$2,126	$1,116,105	$(832,237)	$285,731
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 2, 2021	April 3, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,839	$(38,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	35,613	40,241
Share-based compensation	18,700	18,426
Warrant liability expense (gain)	11,130	(4,560)
Deferred financing cost amortization and write offs	4,954	2,031
Deferred income taxes	1,629	2,322
(Gain) loss on equity method investment	(1,738)	9,066
Other adjustments, net	331	1,029
Change in operating assets and liabilities:
Accounts receivable	(22,397)	16,787
Inventories	7,068	8,256
Prepaid expenses and other assets	(4,033)	9,772
Accounts payable	3,841	1,812
Accrued and other liabilities	1,324	(849)
Income taxes	460	(2,807)
Net cash provided by operating activities	62,721	62,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,328)	(9,036)
Proceeds from sales and maturities of short-term investments	179,426	90,026
Purchases of short-term investments	(138,149)	(90,401)
Sale of assets	63	363
Net cash provided by (used in) investing activities	34,012	(9,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of issuance costs	394,871	—
Payments on long-term debt	(496,021)	(3,442)
Payments on finance leases and other	(666)	(871)
Proceeds from stock option exercises and employee stock purchases	3,056	2,052
Repurchase of common stock - tax withholdings on equity awards	(22,338)	(5,949)
Net cash used in financing activities	(121,098)	(8,210)
Foreign currency effect on cash	464	(464)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,901)	45,216
CASH AND CASH EQUIVALENTS — Beginning of period	129,441	75,519
CASH AND CASH EQUIVALENTS — End of period	$105,540	$120,735
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM”, the “Company”, “us”, “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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
We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified. As of April 2, 2021, our allowance for expected credit losses was less than $0.1 million.
Our investments in debt securities, which are classified as available-for-sale, are further disclosed in Note 3, Investments. As of April 2, 2021, our available-for-sale debt securities had gross unrealized losses of $0.2 million, which we believe to be temporary, and therefore there is no allowance for credit losses recorded in our condensed consolidated statement of operations.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, a one-step quantitative impairment test calculates goodwill impairment as the excess of the carrying value of a reporting unit over its fair value, up to the carrying value of the goodwill. This ASU should be applied on a prospective basis. We adopted this ASU in the first quarter of fiscal year 2021 and the adoption of this update did not have an impact on our condensed consolidated financial statements and related disclosures.
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
Pronouncements for Adoption in Subsequent Periods

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including but not limited to our credit agreement. For additional information regarding our credit agreement, refer to Note 8 - Debt.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are evaluating the impact to our financial statements and expect that the resulting impact will be to reclassify the equity component of our 2026 Convertible Notes (as defined below) from additional paid-in capital to long-term debt, up to the par value, and a reduction of our reported interest expense on our 2026 Convertible Notes to their stated 0.25% percent coupon rate on a prospective basis. For additional information regarding our debt, refer to Note 8 - Debt.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue by Market:
Telecommunications	$42,273	$51,648	$93,805	$97,249
Industrial & Defense	72,090	48,069	133,708	98,552
Data Center	36,220	26,707	71,574	49,720
Total	$150,583	$126,424	$299,087	$245,521

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue by Geographic Region:
United States	$72,255	$56,380	$136,237	$110,331
China	37,199	40,433	79,575	77,773
Asia Pacific, excluding China (1)	25,515	20,044	47,288	38,864
Other Countries (2)	15,614	9,567	35,987	18,553
Total	$150,583	$126,424	$299,087	$245,521
(1)Asia Pacific represents Taiwan, Japan, Singapore, India, Thailand, South Korea, Australia, Malaysia, the Philippines and Vietnam.
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
The following table presents the changes in contract liabilities during the six months ended April 2, 2021 (in thousands, except percentage):

	April 2, 2021	October 2, 2020	$ Change	% Change
Contract liabilities	$6,548	$9,861	$(3,313)	(34)%
As of April 2, 2021 and October 2, 2020, $4.8 million and $3.5 million, respectively, of our contract liabilities, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as accrued liabilities. During the three and six months ended April 2, 2021, we recognized net sales of $0.7 million and $6.0 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the six months ended April 2, 2021, as shown in the table above, was primarily related to recognition of license revenue, partially offset by the deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
3. INVESTMENTS
Our short-term investments are classified as available-for-sale and are summarized in the tables below (in thousands):

	April 2, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$58,240	$151	$(152)	$58,239
Commercial paper	104,317	17	(19)	104,315
Total short-term investments	$162,557	$168	$(171)	$162,554

	October 2, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$68,605	$348	$(333)	$68,620
Commercial paper	134,913	192	(14)	135,091
Total short-term investments	$203,518	$540	$(347)	$203,711

The contractual maturities of available-for-sale investments were as follows (in thousands):

April 2, 2021
Less than one year	$104,315
Over one year	58,239
Total available-for-sale investments	$162,554
Available-for-sale investments are reported at fair value and, as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments — As of April 2, 2021, we held two non-marketable equity investments classified as long-term investments, including an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification ("ASC") 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of April 2, 2021 and October 2, 2020, the carrying value of this investment was $2.5 million.
Also included in long-term investments, is a non-controlling investment of less than 20% in the outstanding equity of a private company (“Compute”) that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018. This investment value is updated quarterly based on our proportionate share of the losses or earnings, as well as any changes in Compute's equity, utilizing the equity method. During the three and six months ended April 2, 2021, we recorded income of $6.5 million and $1.7 million, respectively, associated with this investment as other income (expense) in our condensed consolidated statements of operations. Amounts for the three and six months ended April 2, 2021 include a non-cash gain of $9.8 million associated with changes in Compute's equity. During the three and six months ended April 3, 2020, we recorded losses of $5.3 million and $9.1 million, respectively. As of April 2, 2021 and October 2, 2020, the carrying value of this investment was $17.0 million and $15.2 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 2, 2021.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 2, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$22,531	$22,531	$—	$—
Commercial paper	104,315	—	104,315	—
Corporate bonds	58,239	—	58,239	—
Total assets measured at fair value	$185,085	$22,531	$162,554	$—

	October 2, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,139	$20,139	$—	$—
Commercial paper	135,091	—	135,091	—
Corporate bonds	68,620	—	68,620	—
Total assets measured at fair value	$223,850	$20,139	$203,711	$—
Liabilities
Common stock warrant liability	$25,312	$—	$—	$25,312
Total liabilities measured at fair value	$25,312	$—	$—	$25,312
As of April 2, 2021, no common stock warrants remain outstanding. As of October 2, 2020, the fair value of the common stock warrants was estimated using a Black-Scholes option pricing model. For additional information related to these warrants, refer to Note 9 - Stockholder's Equity.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	October 2, 2020
Warrant liability	Black-Scholes model	Volatility	61.8%
		Discount rate	0.09%
		Expected life	0.2 years
		Exercise price	$14.05
		Stock price	$33.80
		Dividend rate	—%
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2020	Net Realized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	April 2, 2021
Common stock warrant liability	$25,312	$11,130	$—	$(36,442)	$—

	September 27, 2019	Net Realized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	April 3, 2020
Common stock warrant liability	$12,364	$(4,560)	$—	$—	$7,804

5. INVENTORIES
Inventories consist of the following (in thousands):

	April 2, 2021	October 2, 2020
Raw materials	$44,680	$46,954
Work-in-process	12,000	9,324
Finished goods	27,836	35,306
Total inventory, net	$84,516	$91,584
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	April 2, 2021	October 2, 2020
Construction in process	$17,711	$16,174
Machinery and equipment	195,290	191,953
Leasehold improvements	21,670	19,854
Furniture and fixtures	2,735	2,659
Computer equipment and software	18,512	18,487
Finance lease assets	35,589	35,589
Total property and equipment	291,507	284,716
Less accumulated depreciation and amortization	(177,254)	(165,850)
Property and equipment, net	$114,253	$118,866
Depreciation and amortization expense related to property and equipment for the three and six months ended April 2, 2021 was $6.0 million and $12.2 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended April 3, 2020 was $7.3 million and $14.7 million, respectively.
7. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Cost of revenue	$3,806	$4,347	$7,683	$8,767
Selling, general and administrative	7,601	8,072	15,717	16,726
Total	$11,407	$12,419	$23,400	$25,493

Intangible assets consist of the following (in thousands):

	April 2, 2021	October 2, 2020
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(321,205)	(297,806)
Intangible assets — net	$107,499	$130,898

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of October 2, 2020	$428,704	$179,434	$245,870	$3,400	$315,012
Currency translation adjustment	—	—	—	—	(635)
Balance as of April 2, 2021	$428,704	$179,434	$245,870	$3,400	$314,377
As of April 2, 2021, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2021 Remaining	2022	2023	2024	2025	Thereafter	Total
Amortization expense	$22,814	33,433	26,048	15,410	3,489	2,905	$104,099
Accumulated amortization for acquired technology and customer relationships were $159.7 million and $161.5 million, respectively, as of April 2, 2021, and $152.1 million and $145.7 million, respectively, as of October 2, 2020.
8. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of April 2, 2021, (in thousands, except percentages):

	April 2, 2021
	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loan due May 2024	$170,066	2.36%
0.25% convertible notes due March 2026 ($400 million principal)	328,530	4.25%
Total principal amount outstanding	498,596
Less: Unamortized discount and deferred financing costs	(6,423)
Total long-term debt	492,173
Term Loans
As of April 2, 2021, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA (“Goldman Sachs”), as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of April 2, 2021, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the “Revolving Facility”). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.

During the fiscal quarter ended April 2, 2021, we repaid $494.3 million in principal under the Term Loans using $394.3 million of the net proceeds from our 2026 Convertible Notes offering, described below, as well as existing cash and short-term investments. In connection with this prepayment, we wrote off unamortized deferred financing costs and recognized a loss on extinguishment of debt of $3.8 million for the three and six months ended April 2, 2021. The $3.8 million is a non-cash adjustment to income from operations in our condensed consolidated statements of cash flows for the six months ended April 2, 2021.
As of April 2, 2021, there are no minimum principal repayments on the Term Loans until 2024 when the remaining principal balance of $170.1 million becomes due. The fair value of the Term Loans was estimated to be approximately $168.4 million as of April 2, 2021 and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of April 2, 2021, approximately $1.7 million of deferred financing costs remain unamortized, of which $1.5 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet, and $0.2 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying condensed consolidated balance sheet.
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
As of April 2, 2021, we had $160.0 million of borrowing capacity under our Revolving Facility, of which we may borrow up to $50.0 million without being subject to certain financial covenants.
2026 Convertible Notes
On March 25, 2021, we issued 0.25% convertible senior notes due in 2026, pursuant to an Indenture dated as of such date (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, with an aggregate principal amount of $400.0 million (the “2026 Convertible Notes”), including an option for the initial purchaser of the 2026 Convertible Notes to purchase up to an additional $60.0 million principal amount of the 2026 Convertible Notes in a private placement to “qualified institutional buyers” pursuant to Rule144A under the Securities Act of 1933, as amended. The 2026 Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Holders of the 2026 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on July 2, 2021 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events described in the Indenture. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes in multiples of $1,000 principal amount, regardless of the foregoing circumstances.
The initial conversion rate for the 2026 Convertible Notes is 12.1767 shares of common stock per $1,000 principal amount of the notes, equivalent to an initial conversion price of approximately $82.12 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events in the Indenture.
Upon conversion of the 2026 Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (subject to, and in accordance with, the settlement provisions of the Indenture). We may not redeem the notes prior to March 20, 2024. We may redeem for cash all or any portion of the notes, at our option, on or after March 20, 2024 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
The proceeds from the issuance of the 2026 Convertible Notes have been allocated between the conversion feature recorded as equity and the liability for the notes themselves. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference of $71.8 million between the principal amount of the 2026 Convertible Notes and the liability component (the “Debt Discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Convertible Notes. The equity component of the 2026 Convertible Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the 2026 Convertible Notes, we allocated the total amount incurred of approximately $5.1 million to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $4.2 million, were recorded as an additional Debt Discount and are amortized to interest expense over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component were approximately $0.9 million and recorded as a reduction of additional paid in capital in stockholders’ equity.
For the three and six months ended April 2, 2021, accretion of the Debt Discount included in interest expense was $0.3 million and total interest expense for the 2026 Convertible Notes was $0.3 million.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $400.0 million as of April 2, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of April 2, 2021; the full amount of $400.0 million is due in fiscal 2026.
For additional information regarding our debt, specifically the April 6, 2021 issuance of an additional $50 million aggregate principal amount of our 2026 Convertible Notes, refer to Note 18 - Subsequent Events.
9. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 2, 2021.
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
During the six months ended April 2, 2021 and the three and six months ended April 3, 2020, we recorded the changes in the estimated fair value of the warrants in the accompanying statements of operations. See Note 4 - Fair Value for additional information related to the fair value of our warrant liability. See Note 10 - Earnings (Loss) Per Share for impact of the common stock warrants on loss per share.

10. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Numerator:
Net income (loss)	$14,807	$(10,226)	$5,839	$(38,588)
Warrant liability gain	—	(8,647)	—	(4,560)
Net income (loss) attributable to common stockholders	$14,807	$(18,873)	$5,839	$(43,148)
Denominator:
Weighted average common shares outstanding-basic	68,504	66,522	68,130	66,375
Dilutive effect of stock options, restricted stock, restricted stock units and warrants	2,042	563	1,853	546
Weighted average common shares outstanding-diluted	70,546	67,085	69,983	66,921

Net loss to common stockholders per share-Basic:	$0.22	$(0.15)	$0.09	$(0.58)
Net loss to common stockholders per share-Diluted:	$0.21	$(0.28)	$0.08	$(0.64)
During the three and six months ended April 3, 2020, we had warrants outstanding which were measured at fair value. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock, including warrants. During the three and six months ended April 3, 2020, we adjusted the numerator by the warrant gains of $8.6 million and $4.6 million, respectively, and the denominator by the incremental shares of 562,567 and 545,578, respectively. The table above excludes the effects of 174,989 shares for the six months ended April 2, 2021, and 1,009,830 shares and 886,671 shares for the three and six months ended April 3, 2020, respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, and the vesting of restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive. The 2026 Convertible Notes do not have an impact on diluted EPS for the three and six months ended April 2, 2021.
11. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended April 2, 2021.
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
There were no restructuring charges incurred during the three and six months ended April 2, 2021. The following is a summary of the restructuring charges incurred during the three and six months ended April 3, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	April 3, 2020	April 3, 2020
Employee related expenses and adjustments	$390	$1,549
Facility related expenses	425	500
Total restructuring charges	$815	$2,049
2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan designed to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees, exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts and Rhode Island, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). We incurred restructuring charges in the three and six months ended April 3, 2020 under the 2019 Plan, as shown above. This action was completed during fiscal 2020 and we do not expect to incur further costs. The remaining charges will be paid during fiscal 2021.
Details of the 2019 Plan accrual activity for the six months ended April 2, 2021 are as follows (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance as of October 2, 2020	$235	$26	$261
Charges and adjustments	—	—	—
Charges paid/settled/other	—	(26)	(26)
Balance as of April 2, 2021	$235	$—	$235
(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
13. SHARE-BASED COMPENSATION
Stock Plans
As of April 2, 2021, we had 6.0 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.5 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Options granted under the 2012 Plan primarily vest based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of April 2, 2021 are subject to accelerated vesting upon a change in control of the Company.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Cost of revenue	$833	$995	$1,705	$1,957
Research and development	3,431	4,111	6,985	7,018
Selling, general and administrative	4,305	5,170	10,010	9,451
Total share-based compensation expense	$8,569	$10,276	$18,700	$18,426
As of April 2, 2021, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $53.7 million, which we expect to recognize over a weighted-average period of 2.3 years. As of April 2, 2021, total unrecognized compensation cost related to our 2012 Employee Stock Purchase Plan was $0.2 million.

Stock Options
A summary of stock option activity for the six months ended April 2, 2021 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding as of October 2, 2020	325	$15.12
Exercised	(50)	16.35
Forfeited, canceled or expired	—	—
Options outstanding as of April 2, 2021	275	$14.90	6.89	$12,007
Options vested and exercisable as of April 2, 2021	275	14.90	6.89	12,007
Aggregate intrinsic value represents the difference between our closing stock price on April 2, 2021 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $1.8 million and $2.1 million for the three and six months ended April 2, 2021, respectively, and was $0.3 million for the three and six months ended April 3, 2020.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the six months ended April 2, 2021 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 2, 2020	2,788	$20.84
Granted	932	30.24
Vested and released	(1,222)	21.46
Forfeited, canceled or expired	(93)	25.26
Balance as of April 2, 2021	2,405	$23.99
Stock awards that vested during the six months ended April 2, 2021 and April 3, 2020 had combined fair values of $60.8 million and $16.7 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Income tax expense	$2,193	$1,580	$2,867	$2,966
Effective income tax rate	12.9%	(18.3)%	32.9%	(8.3)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rates for the three and six months ended April 2, 2021 and April 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with losses in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates and where a valuation allowance does not apply.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have determined that there was not sufficient objectively verifiable positive evidence to offset our significant negative objective evidence, therefore, we concluded that a full valuation allowance is appropriate for our U.S. deferred tax assets. Our negative objective evidence consists primarily of adjusted cumulative losses in the U.S. over the three-year period ended April 2, 2021.
Our deferred income tax asset balance as of April 2, 2021 and October 2, 2020 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
The balance of the unrecognized tax benefits was $0.3 million as of April 2, 2021 and October 2, 2020. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended April 2, 2021, we did not make any accrual or payment of interest or penalties, nor did we make any payment, because we believe our $0.3 million accrual would cover any additional amounts due.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	April 2, 2021	April 3, 2020
Cash paid for interest	$8,863	$14,830
Cash paid for income taxes	$715	$920
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$2,923	$157
Financing lease assets obtained in exchange for new lease liabilities	$—	$586
Non-cash capital expenditures	$1,538	$609
During the six months ended April 2, 2021, we capitalized $1.3 million of non-cash costs to property and equipment associated with construction of a power generator that are paid by our service provider. For accounting purposes, we control the underlying assets during construction. This is included in Non-cash capital expenditures above.
16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated metrics. We evaluate this assessment on an ongoing basis as facts and circumstances change and as of April 2, 2021 there were no changes to our conclusion.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	April 2, 2021	October 2, 2020
United States	$96,714	$99,118
Europe (1)	12,814	13,129
Other Countries (2)	4,725	6,619
Total	$114,253	$118,866
(1)Europe primarily represents Finland, France, Germany, Ireland and Italy.
(2)Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Customer A	13%	15%	13%	15%
Customer B	—	11%	—	10%

Accounts Receivable	April 2, 2021	October 2, 2020
Customer A	17%	20%
Customer B did not represent more than 10% of our revenue in the three and six months ended April 2, 2021. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and six months ended April 2, 2021 our top ten customers represented 52% and 53%, respectively, of total revenue, and for the three and six months ended April 3, 2020, our top ten customers represented 58% and 59%, respectively, of total revenue.

17. RELATED-PARTY TRANSACTIONS
During the six months ended April 3, 2020, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of directors John and Susan Ocampo. Together, Mr. and Mrs. Ocampo are MACOM's largest stockholders. Stephen G. Daly, MACOM's President and Chief Executive Officer, has an equity interest of less than 1% in Mission.
18. SUBSEQUENT EVENTS
On April 6, 2021, we issued an additional $50.0 million aggregate principal amount of our 2026 Convertible Notes (the “Additional Notes”) out of the total $60.0 million that was allotted in the agreement. The Additional Notes were issued and sold to the initial purchaser of the 2026 Convertible Notes, pursuant to the option to purchase the Additional Notes granted by the Company to the initial purchaser. The Additional Notes were exercised by the initial purchaser on April 1, 2021 and have the same terms as the 2026 Convertible Notes. Total proceeds were $49.4 million at issuance, and on April 8, 2021, we used $49.3 million of the proceeds to pay down our Term Loans to a remaining principal balance of $120.8 million. No additional 2026 Convertible Notes will be issued and the aggregate principal balance will be $450 million. For additional information regarding our debt, refer to Note 8 - Debt.

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

Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center applications. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with proficiencies in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide, indium phosphide and specialized silicon), and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers incorporate into larger electronic systems, such as wireless communication systems including basestations, high capacity optical networks, radar, medical systems and test and measurement applications. Our primary markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others; (2) I&D, which includes military and commercial radar, radio frequency (“RF”) jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not have a material impact on our consolidated operating results for the periods presented.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and long-lived asset valuations and associated impairment assessments; fair value of convertible debt; revenue reserves; share-based compensation valuations and income taxes.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	$150,583	$126,424	$299,087	$245,521
Cost of revenue (1)	66,470	63,054	134,713	123,947
Gross profit	84,113	63,370	164,374	121,574
Operating expenses:
Research and development (1)	34,619	35,830	71,555	70,988
Selling, general and administrative (1)	30,522	31,994	61,774	64,334
Restructuring charges (2)	—	815	—	2,049
Total operating expenses	65,141	68,639	133,329	137,371
Income (loss) from operations	18,972	(5,269)	31,045	(15,797)
Other expense:
Warrant liability expense (3)	—	8,647	(11,130)	4,560
Interest expense	(4,851)	(7,672)	(9,585)	(16,293)
Other expense, net (4)	2,879	(4,352)	(1,624)	(8,092)
Total other expense, net	(1,972)	(3,377)	(22,339)	(19,825)
Income (loss) before income taxes	17,000	(8,646)	8,706	(35,622)
Income tax expense	2,193	1,580	2,867	2,966
Net income (loss)	$14,807	$(10,226)	$5,839	$(38,588)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
(a) Intangible amortization expense:
Cost of revenue	$3,806	$4,347	$7,683	$8,767
Selling, general and administrative	7,601	8,072	15,717	16,726
(b) Share-based compensation expense:
Cost of revenue	$833	$995	$1,705	$1,957
Research and development	3,431	4,111	6,985	7,018
Selling, general and administrative	4,305	5,170	10,010	9,451
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
(4) Includes income of $6.5 million and $1.7 million for the three and six months ended April 2, 2021, respectively, and losses of $5.3 million and $9.1 million for the three and six months ended April 3, 2020, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. The three and six months ended April 2, 2021 includes a loss on extinguishment of debt of $3.8 million, see Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.1	49.9	45.0	50.5
Gross profit	55.9	50.1	55.0	49.5
Operating expenses:
Research and development	23.0	28.3	23.9	28.9
Selling, general and administrative	20.3	25.3	20.7	26.2
Restructuring charges	—	0.6	—	0.8
Total operating expenses	43.3	54.3	44.6	56.0
Income (loss) from operations	12.6	(4.2)	10.4	(6.4)
Other expense:
Warrant liability gain (expense)	—	6.8	(3.7)	1.9
Interest expense	(3.2)	(6.1)	(3.2)	(6.6)
Other income (expense), net	1.9	(3.4)	(0.5)	(3.3)
Total other expense, net	(1.3)	(2.7)	(7.5)	(8.1)
Income (loss) before income taxes	11.3	(6.8)	2.9	(14.5)
Income tax expense	1.5	1.2	1.0	1.2
Net income (loss)	9.8%	(8.1)%	2.0%	(15.7)%
Comparison of the Three and Six Months Ended April 2, 2021 to the Three and Six Months Ended April 3, 2020
Revenue. Our revenue increased by $24.2 million, or 19.1%, to $150.6 million for the three months ended April 2, 2021, from $126.4 million for the three months ended April 3, 2020, and our revenue increased by $53.6 million, or 21.8%, to $299.1 million for the six months ended April 2, 2021, from $245.5 million for the six months ended April 3, 2020. The increase in revenue in the three and six months ended April 2, 2021 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 2, 2021	April 3, 2020	% Change	April 2, 2021	April 3, 2020	% Change
Telecom	$42,273	$51,648	(18.2)%	$93,805	$97,249	(3.5)%
Industrial & Defense	72,090	48,069	50.0%	133,708	98,552	35.7%
Data Center	36,220	26,707	35.6%	71,574	49,720	44.0%
Total	$150,583	$126,424	19.1%	$299,087	$245,521	21.8%

Telecom	28.1%	40.9%		31.4%	39.6%
Industrial & Defense	47.9%	38.0%		44.7%	40.1%
Data Center	24.0%	21.1%		23.9%	20.3%
Total	100.0%	100.0%		100.0%	100.0%
In the three months ended April 2, 2021, our Telecom market revenue decreased by $9.4 million, or 18.2%, compared to the three months ended April 3, 2020. In the six months ended April 2, 2021, our Telecom market revenue decreased by $3.4 million, or 3.5%, compared to the six months ended April 3, 2020. The decrease for the three and six months ended April 2, 2021 was primarily driven by a decrease in carrier-based optical semiconductor products, including those targeted for 5G applications, offset by increased sales of legacy products, products targeting fiber to the home and licensing revenue.
In the three months ended April 2, 2021, our I&D market revenue increased by $24.0 million, or 50.0%, compared to the three months ended April 3, 2020. Our I&D market revenue increased by $35.2 million, or 35.7%, compared to the six months ended April 3, 2020. The increase in the three and six months ended April 2, 2021 was primarily related to new program wins and expansion of our RF and microwave product lines.
In the three months ended April 2, 2021, our Data Center market revenue increased by $9.5 million, or 35.6%, compared to the three months ended April 3, 2020. In the six months ended April 2, 2021, our Data Center market revenue increased by $21.9 million, or 44.0%, compared to the six months ended April 3, 2020. The increase in revenue for the three and six months ended April 2, 2021 was primarily due to increased sales of our high-performance analog Data Center products.
Gross profit. Gross margin was 55.9% and 50.1% for the three months ended April 2, 2021 and April 3, 2020, respectively, and 55.0% and 49.5% for the six months ended April 2, 2021 and April 3, 2020, respectively. Gross profit was $84.1 million and $63.4 million for the three months ended April 2, 2021 and April 3, 2020, respectively, and $164.4 million and $121.6 million for the six months ended April 2, 2021 and April 3, 2020, respectively. Gross profit increased for the three and six months ended April 2, 2021 as compared to the three and six months ended April 3, 2020 primarily as a result of increased sales, favorable product mix, production efficiencies and the recognition of licensing revenue during fiscal year 2021.
Research and development. Research and development expense decreased by $1.2 million, or 3.4%, to $34.6 million, or 23.0% of our revenue, for the three months ended April 2, 2021, compared with $35.8 million, or 28.3% of our revenue, for the three months ended April 3, 2020. Research and development expense increased by $0.6 million, or 0.8%, to $71.6 million, or 23.9% of our revenue, for the six months ended April 2, 2021, compared with $71.0 million, or 28.9% of our revenue, for the six months ended April 3, 2020. Research and development expense decreased in the three months ended April 2, 2021 primarily as a result of lower share-based compensation and depreciation expense, decreased spending on software, partially offset by higher payroll-related costs and other R&D services.
Selling, general and administrative. Selling, general and administrative expense decreased by $1.5 million, or 4.6%, to $30.5 million, or 20.3% of our revenue, for the three months ended April 2, 2021, compared with $32.0 million, or 25.3% of our revenue, for the three months ended April 3, 2020. Selling, general and administrative expense decreased by $2.6 million, or 4.0%, to $61.8 million, or 20.7% of our revenue, for the six months ended April 2, 2021, compared with $64.3 million, or 26.2% of our revenue, for the six months ended April 3, 2020. Selling, general and administrative expense decreased in the three and six months ended April 2, 2021 primarily due to lower payroll-related costs, professional service fees, depreciation, amortization, and other discretionary spending, offset by an increase in share-based compensation expense.
Restructuring charges. There were no restructuring charges incurred during the three and six months ended April 2, 2021 as compared to $0.8 million and $2.0 million for the three and six months ended April 3, 2020, respectively. All restructuring actions were completed as of October 2, 2020. For additional information refer to Note 12 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Warrant liability expense. There was no warrant liability expense for the three months ended April 2, 2021, compared to a gain of $8.6 million for the three months ended April 3, 2020. Warrant liability expense was $11.1 million for the six months ended April 2, 2021, compared to a gain of $4.6 million for the six months ended April 3, 2020. The difference between periods was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. During November 2020, all of the warrants were exercised and 857,631 shares of common stock were issued. As of April 2, 2021, there are no remaining common stock warrants outstanding. For additional information refer to Note 9 - Stockholders' Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Income tax expense	2,193	1,580	2,867	2,966
Effective income tax rate	12.9%	(18.3)%	32.9%	(8.3)%
Our estimated annual effective tax rate for the year ended October 1, 2021 is expected to be comparable to the rate for the three months ended April 2, 2021, adjusted for discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended April 2, 2021 and the three and six months ended April 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates, where we are not in a valuation allowance because it is expected that we will be in a taxable income position. For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	April 2, 2021	April 3, 2020
Cash and cash equivalents, beginning of period	$129,441	$75,519
Net cash provided by operating activities	62,721	62,938
Net cash provided by (used in) investing activities	34,012	(9,048)
Net cash used in financing activities	(121,098)	(8,210)
Foreign currency effect on cash	464	(464)
Cash and cash equivalents, end of period	$105,540	$120,735
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended April 2, 2021 of $62.7 million consisted of a net income of $5.8 million, plus cash used in operating assets and liabilities of $13.7 million, plus adjustments to reconcile our net income to cash provided by operating activities of $70.6 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $35.6 million and share-based compensation expense of $18.7 million, warrant liability expense of $11.1 million and deferred financing cost amortization and write offs of $5.0 million. In addition, cash used in operating assets and liabilities was $13.7 million for the six months ended April 2, 2021, primarily driven by an increase in accounts receivable of $22.4 million, an increase in prepaid and other current assets of $4.0 million, offset by a decrease in inventories of $7.1 million and an increase in accounts payable of $3.8 million.
Our cash flow from operating activities for the six months ended April 3, 2020 of $62.9 million consisted of a net loss of $38.6 million, plus cash provided by operating assets and liabilities of $33.0 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $68.6 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $40.2 million and share-based compensation expense of $18.4 million, partially offset by a warrant liability gain of $4.6 million and a loss on our equity method investment of $9.1 million. In addition, cash provided by operating assets and liabilities was $33.0 million for the six months ended April 3, 2020, primarily driven by a decrease in accounts receivable of $16.8 million, due to improved revenue linearity throughout the quarter and timing of collections from customers, a decrease in prepaid expenses and other assets of $9.8 million and a decrease in inventories of $8.3 million.
Cash Flow from Investing Activities
Our cash flow provided by investing activities for the six months ended April 2, 2021 consisted primarily of proceeds of $179.4 million for the sale and maturity of short-term investments, offset by purchases of $138.1 million of short-term investments, and capital expenditures of $7.3 million. Proceeds from the sale of short-term investments of $80 million were used to pay down the Term Loans, as discussed below under Cash Flow from Financing Activities.
Our cash flow used in used in investing activities for the six months ended April 3, 2020 consisted primarily of purchases of $90.4 million of short-term investments and capital expenditures of $9.0 million, partially offset by proceeds of $90.0 million related to the sale and maturity of short-term investments.
Cash Flow from Financing Activities
During the six months ended April 2, 2021, our cash used in financing activities of $121.1 million was primarily related to proceeds from the 2026 Convertible Notes, net of issuance costs, of $394.9 million, offset by $496.0 million of payments on the Term Loans and $22.3 million of repurchases of stock associated with employee tax withholdings on vested equity awards. The early prepayment on the Term Loans of $494.3 million was made using $394.3 million of net proceeds from our 2026 Convertible Notes, cash of $20 million and proceeds of $80 million from the sale of short-term investments. See Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
During the six months ended April 3, 2020, our cash used in financing activities of $8.2 million was primarily related to $5.9 million of repurchases of stock associated with employee tax withholdings on vested equity awards, $3.4 million of payments on notes payable, $0.9 million of payments on financing leases offset by $2.1 million of proceeds from stock option exercises and employee stock purchases.

Liquidity
As of April 2, 2021, we held $105.5 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $162.6 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 2, 2021, cash held by our indefinitely reinvested foreign subsidiaries was $23.4 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of April 2, 2021, we had $160.0 million in borrowing capacity under our Revolving Facility, of which we may borrow up to $50.0 million without being subject to certain financial covenants.
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
For additional information related to our Liquidity and Capital Resources, see Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of April 2, 2021.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans and Revolving Facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of April 2, 2021, we had $170.1 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.7 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of April 2, 2021.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2020 Annual Report on Form 10-K, except as noted below.

Risks Relating to our 2026 Convertible Notes

Servicing our debt, including the 2026 Convertible Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal of, to pay interest on, or to refinance, the 2026 Convertible Notes, or to make cash payments in connection with any conversion of the 2026 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the 2026 Convertible Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2026 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Provisions in indenture governing the 2026 Convertible Notes may delay or prevent an otherwise beneficial business combination.

The terms of the 2026 Convertible Notes require us to repurchase the 2026 Convertible Notes in the event of a “fundamental change” as defined under the indenture governing the 2026 Convertible Notes. A fundamental change of our Company would trigger an option of the holders of the 2026 Convertible Notes to require us to repurchase the 2026 Convertible Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the 2026 Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes. Furthermore, the indenture that governs the 2026 Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes. This may have the effect of delaying or preventing an acquisition of our Company that could be beneficial to investors.

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Convertible Notes in cash or to repurchase the 2026 Convertible Notes upon a fundamental change and our debt may limit our ability to pay cash upon conversion or repurchase of the 2026 Convertible Notes.

Holders of the 2026 Convertible Notes have the right to require us to repurchase their 2026 Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, unless we elect to deliver solely shares of our common stock upon conversion, we will be required to make cash payments in respect of the 2026 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the 2026 Convertible Notes, and our failure to do so would constitute a default under the indenture governing the 2026 Convertible Notes. In addition, our ability to repurchase the 2026 Convertible Notes or to pay cash upon conversion of the 2026 Convertible Notes could be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. A default under the indenture governing the 2026 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended April 2, 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2, 2021-January 29, 2021	633	$61.67	—	—
January 30, 2021-February 26, 2021	154,318	67.67	—	—
February 27, 2021-April 2, 2021	189	66.33	—	—
Total	155,140	$67.64	—	—
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
4.1
Indenture, dated as of March 25, 2021, by and between MACOM Technology Solutions Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2021).

4.2	Form of 0.250% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 25, 2021).
10.1*	MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.2*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based and Performance-Based).
10.3*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based for Non-Employee Directors).
10.4*	Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan.
10.5*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 2, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 2, 2021, formatted in Inline XBRL and included as Exhibit 101
*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: April 29, 2021	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2021	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)