Form 10-Q
period 2021-07-02
MACOM Technology Solutions Holdings, Inc.
filed 2021-07-29
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2021, there were 68,792,698 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 2, 2021	October 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$144,134	$129,441
Short-term investments	164,766	203,711
Accounts receivable, net	71,619	45,884
Inventories	83,495	91,584
Prepaid and other current assets	12,321	10,899
Total current assets	476,335	481,519
Property and equipment, net	119,137	118,866
Goodwill	314,338	315,012
Intangible assets, net	96,091	130,898
Deferred income taxes	39,703	41,935
Other investments	17,458	17,745
Other long-term assets	37,050	40,453
TOTAL ASSETS	$1,100,112	$1,146,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$1,082	$1,368
Current portion of long-term debt	—	6,885
Accounts payable	25,980	23,043
Accrued liabilities	60,042	63,654
Total current liabilities	87,104	94,950
Finance lease obligations, less current portion	28,269	28,994
Financing obligation, less current portion	6,477	—
Long-term debt, less current portion	488,043	652,172
Warrant liability	—	25,312
Other long-term liabilities	44,426	44,854
Total liabilities	654,319	846,282
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	69	67
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	4,468	5,009
Additional paid-in capital	1,260,469	1,135,127
Accumulated deficit	(818,883)	(839,727)
Total stockholders’ equity	445,793	300,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,100,112	$1,146,428
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue	$152,622	$137,267	$451,709	$382,788
Cost of revenue	65,353	66,391	200,065	190,338
Gross profit	87,269	70,876	251,644	192,450
Operating expenses:
Research and development	33,610	34,948	105,165	105,936
Selling, general and administrative	29,985	29,982	91,758	94,317
Restructuring (benefit) charges	—	(554)	—	1,494
Total operating expenses	63,595	64,376	196,923	201,747
Income (loss) from operations	23,674	6,500	54,721	(9,297)
Other expense:
Warrant liability expense	—	(19,511)	(11,130)	(14,951)
Interest expense, net	(5,526)	(5,849)	(15,111)	(22,142)
Other expense, net	(2,661)	(4,372)	(4,287)	(12,464)
Total other expense, net	(8,187)	(29,732)	(30,528)	(49,557)
Income (loss) before income taxes	15,487	(23,232)	24,193	(58,854)
Income tax expense	482	1,750	3,349	4,716
Net income (loss)	$15,005	$(24,982)	$20,844	$(63,570)

Net income (loss) per share:
Income (loss) per share - Basic	$0.22	$(0.37)	$0.31	$(0.96)
Income (loss) per share - Diluted	$0.21	$(0.37)	$0.30	$(0.96)
Weighted average shares used:
Basic	68,732	66,796	68,331	66,512
Diluted	70,880	66,796	70,282	66,512
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss)	$15,005	$(24,982)	$20,844	$(63,570)
Unrealized gain (loss) on short term investments, net of tax	75	1,697	(121)	400
Foreign currency translation (loss) gain, net of tax	(69)	458	(420)	(477)
Other comprehensive income (loss), net of tax	6	2,155	(541)	(77)
Total comprehensive income (loss)	$15,011	$(22,827)	$20,303	$(63,647)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 2, 2021	68,692	$69	(23)	$(330)	$4,462	$1,241,820	$(833,888)	$412,133
Stock option exercises	10	—	—	—	—	161	—	161
Vesting of restricted common stock and units	62	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	73	—	—	—	—	2,557	—	2,557
Shares repurchased for tax withholdings on equity awards	(21)	—	—	—	—	(1,066)	—	(1,066)
Share-based compensation	—	—	—	—	—	8,141	—	8,141
Other comprehensive income, net of tax	—	—	—	—	6	—	—	6
Equity component of convertible notes, net	—	—	—	—	—	8,856	—	8,856
Net income	—	—	—	—	—	—	15,005	15,005
Balance as of July 2, 2021	68,816	$69	(23)	$(330)	$4,468	$1,260,469	$(818,883)	$445,793

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	60	—	—	—	—	978	—	978
Vesting of restricted common stock and units	1,284	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	166	—	—	—	—	4,796	—	4,796
Shares repurchased for tax withholdings on equity awards	(473)	—	—	—	—	(23,404)	—	(23,404)
Share-based compensation	—	—	—	—	—	26,841	—	26,841
Other comprehensive loss, net of tax	—	—	—	—	(541)	—	—	(541)
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441	—	36,442
Equity component of convertible notes, net	—	—	—	—	—	79,690	—	79,690
Net income	—	—	—	—	—	—	20,844	20,844
Balance as of July 2, 2021	68,816	$69	(23)	$(330)	$4,468	$1,260,469	$(818,883)	$445,793
See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 3, 2020	66,718	$67	(23)	$(330)	$2,126	$1,116,105	$(832,237)	$285,731
Stock option exercises	23	—	—	—	—	46	—	46
Vesting of restricted common stock and units	72	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	112	—	—	—	—	2,467	—	2,467
Shares repurchased for tax withholdings on equity awards	(22)	—	—	—	—	(608)	—	(608)
Share-based compensation	—	—	—	—	—	8,495	—	8,495
Other comprehensive income, net of tax	—	—	—	—	2,155	—	—	2,155
Net loss	—	—	—	—	—	—	(24,982)	(24,982)
Balance as of July 3, 2020	66,903	$67	(23)	$(330)	$4,281	$1,126,505	$(857,219)	$273,304

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock option exercises	41	—	—	—	—	168	—	168
Vesting of restricted common stock and units	636	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	272	—	—	—	—	4,397	—	4,397
Shares repurchased for tax withholdings on equity awards	(223)	—	—	—	—	(6,557)	—	(6,557)
Share-based compensation	—	—	—	—	—	26,921	—	26,921
Other comprehensive loss, net of tax	—	—	—	—	(77)	—	—	(77)
Net loss	—	—	—	—	—	—	(63,570)	(63,570)
Balance as of July 3, 2020	66,903	$67	(23)	$(330)	$4,281	$1,126,505	$(857,219)	$273,304
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 2, 2021	July 3, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,844	$(63,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	52,854	59,751
Share-based compensation	26,841	26,921
Warrant liability expense	11,130	14,951
Deferred financing cost amortization and write-offs	6,029	3,046
Accretion of discount on convertible note	3,925	—
Deferred income taxes	2,200	3,581
Loss on equity method investment	287	13,637
Other adjustments, net	1,053	1,193
Change in operating assets and liabilities:
Accounts receivable	(25,735)	9,286
Inventories	8,089	12,304
Prepaid expenses and other assets	(1,025)	15,489
Accounts payable	3,100	1,058
Accrued and other liabilities	(1,606)	1,242
Income taxes	(384)	(1,895)
Net cash provided by operating activities	107,602	96,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,926)	(12,658)
Proceeds from sales and maturities of short-term investments	191,306	165,798
Purchases of short-term investments	(152,336)	(196,479)
Proceeds from divested business	—	11,003
Sale of property and equipment	280	366
Net cash provided by (used in) investing activities	26,324	(31,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of issuance costs	444,249	—
Payments on long-term debt	(545,321)	(5,163)
Payments on finance leases and other	(1,012)	(1,307)
Proceeds from stock option exercises and employee stock purchases	5,774	4,565
Repurchase of common stock - tax withholdings on equity awards	(23,404)	(6,557)
Net cash used in financing activities	(119,714)	(8,462)
Foreign currency effect on cash	481	(211)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,693	56,351
CASH AND CASH EQUIVALENTS — Beginning of period	129,441	75,519
CASH AND CASH EQUIVALENTS — End of period	$144,134	$131,870
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
We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified. As of July 2, 2021, our allowance for expected credit losses was less than $0.1 million.

Our investments in debt securities, which are classified as available-for-sale, are further disclosed in Note 3, Investments. As of July 2, 2021, our available-for-sale debt securities had gross unrealized losses of $0.1 million, which we believe to be temporary, and therefore there is no allowance for credit losses recorded in our condensed consolidated statement of operations.
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
Pronouncements for Adoption in Subsequent Periods

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including, but not limited to, our Credit Agreement (defined below). For additional information regarding our Credit Agreement, refer to Note 8 - Debt.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are evaluating the impact to our financial statements and expect that the resulting impact will be to reclassify the equity component of our 2026 Convertible Notes (as defined below) of $79.7 million from additional paid-in capital to long-term debt, up to the par value, with the remainder to accumulated deficit. On a prospective basis, there will be a reduction of our reported interest expense on our 2026 Convertible Notes to their stated 0.25% coupon rate. For additional information regarding our debt, refer to Note 8 - Debt.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue by Market:
Telecommunications	$47,995	$56,800	$141,799	$154,049
Industrial & Defense	71,370	48,035	205,078	146,586
Data Center	33,257	32,432	104,832	82,153
Total	$152,622	$137,267	$451,709	$382,788

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue by Geographic Region:
United States	$70,329	$53,633	$206,566	$163,964
China	44,521	55,886	124,097	133,659
Asia Pacific, excluding China (1)	22,023	19,688	69,310	58,552
Other Countries (2)	15,749	8,060	51,736	26,613
Total	$152,622	$137,267	$451,709	$382,788
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
The following table presents the changes in contract liabilities during the nine months ended July 2, 2021 (in thousands, except percentage):

	July 2, 2021	October 2, 2020	$ Change	% Change
Contract liabilities	$6,349	$9,861	$(3,512)	(36)%
As of July 2, 2021 and October 2, 2020, $4.6 million and $3.5 million, respectively, of our contract liabilities, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as accrued liabilities. During the three and nine months ended July 2, 2021, we recognized net sales of $0.1 million and $6.1 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the nine months ended July 2, 2021, as shown in the table above, was primarily related to recognition of license revenue, partially offset by the deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
3. INVESTMENTS
Our short-term investments are classified as available-for-sale and are summarized in the tables below (in thousands):

	July 2, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$60,318	$162	$(118)	$60,362
Commercial paper	104,376	33	(5)	104,404
Total short-term investments	$164,694	$195	$(123)	$164,766

	October 2, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$68,605	$348	$(333)	$68,620
Commercial paper	134,913	192	(14)	135,091
Total short-term investments	$203,518	$540	$(347)	$203,711

The contractual maturities of available-for-sale investments were as follows (in thousands):

July 2, 2021
Less than one year	$106,885
Over one year	57,881
Total available-for-sale investments	$164,766
Available-for-sale investments are reported at fair value and, as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments — As of July 2, 2021, we held two non-marketable equity investments classified as long-term investments, including an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of July 2, 2021 and October 2, 2020, the carrying value of this investment was $2.5 million.
Also included in long-term investments, is a non-controlling investment of less than 10% in the outstanding equity of a private company, Ampere Computing Holdings LLC (“Compute”), that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018. This investment’s carrying value is updated quarterly based on our proportionate share of the gains or losses, as well as any changes in Compute's equity, utilizing the equity method. We are a passive investor with limited rights and are not engaged in the operating activities of Compute. One of Compute’s other limited liability company members has a call option right to purchase all of our equity on or before October 27, 2021 and prior to 45 days thereafter, at either fair market value at the time of exercise or for a maximum fixed price of approximately $128 million which may not represent fair market value. We have no control and cannot predict when or if this call option will be exercised, whether our equity position will become liquid or whether it will become further diluted due to capital structure changes to Compute. Any gain or loss from an exercise of a call option would be recognized at the time it is realized.
During the three and nine months ended July 2, 2021, we recorded net losses of $2.0 million and $0.3 million, respectively, associated with this investment as other expense in our condensed consolidated statements of operations. The nine months ended July 2, 2021 include a non-cash gain of $9.8 million associated with changes in Compute's equity. During the three and nine months ended July 3, 2020, we recorded losses of $4.6 million and $13.6 million, respectively. As of July 2, 2021 and October 2, 2020, the carrying value of this investment was $14.9 million and $15.2 million, respectively.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 2, 2021.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	July 2, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,630	$20,630	$—	$—
Commercial paper	104,404	—	104,404	—
Corporate bonds	60,362	—	60,362	—
Total assets measured at fair value	$185,396	$20,630	$164,766	$—

	October 2, 2020
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,139	$20,139	$—	$—
Commercial paper	135,091	—	135,091	—
Corporate bonds	68,620	—	68,620	—
Total assets measured at fair value	$223,850	$20,139	$203,711	$—
Liabilities
Common stock warrant liability	$25,312	$—	$—	$25,312
Total liabilities measured at fair value	$25,312	$—	$—	$25,312
As of July 2, 2021, no common stock warrants remain outstanding. As of October 2, 2020, the fair value of the common stock warrants was estimated using a Black-Scholes option pricing model. For additional information related to these warrants, refer to Note 10 - Stockholder's Equity.
The quantitative information utilized in the fair value calculation of our Level 3 liabilities is as follows:

			Inputs
Liabilities	Valuation Technique	Unobservable Input	October 2, 2020
Warrant liability	Black-Scholes model	Volatility	61.8%
		Discount rate	0.09%
		Expected life	0.2 years
		Exercise price	$14.05
		Stock price	$33.80
		Dividend rate	—%
The changes in liabilities with inputs classified within Level 3 of the fair value hierarchy consist of the following (in thousands):

	October 2, 2020	Net Realized Losses Included in Earnings	Purchases and Issuances	Sales and Settlements	July 2, 2021
Common stock warrant liability	$25,312	$11,130	$—	$(36,442)	$—

	September 27, 2019	Net Realized Losses (Gains) Included in Earnings	Purchases and Issuances	Sales and Settlements	July 3, 2020
Common stock warrant liability	$12,364	$14,951	$—	$—	$27,315

5. INVENTORIES
Inventories consist of the following (in thousands):

	July 2, 2021	October 2, 2020
Raw materials	$45,881	$46,954
Work-in-process	10,619	9,324
Finished goods	26,995	35,306
Total inventory, net	$83,495	$91,584
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	July 2, 2021	October 2, 2020
Construction in process	$24,256	$16,174
Machinery and equipment	196,232	191,953
Leasehold improvements	22,612	19,854
Furniture and fixtures	2,379	2,659
Computer equipment and software	17,762	18,487
Finance lease assets	35,589	35,589
Total property and equipment	298,830	284,716
Less accumulated depreciation and amortization	(179,693)	(165,850)
Property and equipment, net	$119,137	$118,866
Depreciation and amortization expense related to property and equipment for the three and nine months ended July 2, 2021 was $5.8 million and $18.1 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 3, 2020 was $7.1 million and $21.8 million, respectively.
7. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of revenue	$3,806	$4,348	$11,489	$13,115
Selling, general and administrative	7,602	8,071	23,318	24,797
Total	$11,408	$12,419	$34,807	$37,912

Intangible assets consist of the following (in thousands):

	July 2, 2021	October 2, 2020
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(332,613)	(297,806)
Intangible assets — net	$96,091	$130,898

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of October 2, 2020	$428,704	$179,434	$245,870	$3,400	$315,012
Currency translation adjustment	—	—	—	—	(674)
Balance as of July 2, 2021	$428,704	$179,434	$245,870	$3,400	$314,338
As of July 2, 2021, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2021 Remaining	2022	2023	2024	2025	Thereafter	Total
Amortization expense	$11,406	33,433	26,048	15,410	3,489	2,905	$92,691
Accumulated amortization for acquired technology and customer relationships were $163.5 million and $169.1 million, respectively, as of July 2, 2021, and $152.1 million and $145.7 million, respectively, as of October 2, 2020.
8. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of July 2, 2021 and October 2, 2020, (in thousands, except percentages):

	July 2, 2021		October 2, 2020
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	2.34%	$666,087	2.40%
0.25% convertible notes due March 2026	450,000	4.25%	—	—%
Total principal amount outstanding	570,766		666,087
Less: Unamortized discount on term loans and deferred financing costs	(5,927)		(7,030)
Less: Unamortized discount on convertible notes	(76,796)		—
Less: Current portion of long term debt	—		6,885
Total long-term debt	$488,043		$652,172
Term Loans
As of July 2, 2021, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of July 2, 2021, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) and a revolving credit facility with an aggregate borrowing capacity of $160.0 million (the “Revolving Facility”). The Revolving Facility will mature in November 2021 and the Term Loans will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.

During the nine months ended July 2, 2021, we repaid $543.6 million in principal under the Term Loans using $443.6 million of the net proceeds from our 2026 Convertible Notes offering, described below, as well as existing cash and short-term investments. In connection with these prepayments, during the three and nine months ended July 2, 2021, we expensed unamortized deferred financing costs and recognized losses on extinguishment of debt of $0.6 million and $4.4 million, respectively. The loss on extinguishment is a non-cash adjustment to cash flows from operating activities in our condensed consolidated statements of cash flows for the nine months ended July 2, 2021.
As of July 2, 2021, there are no minimum principal repayments on the Term Loans until 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $120.6 million as of July 2, 2021 and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of July 2, 2021, approximately $1.1 million of deferred financing costs remain unamortized, of which $1.0 million is related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet, and $0.1 million is related to the Revolving Facility and is recorded in other long-term assets in our accompanying condensed consolidated balance sheet.
The Term Loans and Revolving Facility are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
As of July 2, 2021, we had $160.0 million of borrowing capacity under our Revolving Facility.
2026 Convertible Notes
On March 25, 2021, we issued 0.25% convertible senior notes due in 2026, pursuant to an indenture dated as of such date (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, with an aggregate principal amount of $400.0 million (the “Initial Notes”), and on April 6, 2021, we issued an additional $50.0 million aggregate principal amount (the “Additional Notes”) (together, the “2026 Convertible Notes”). No additional 2026 Convertible Notes will be issued and the aggregate principal balance is $450.0 million. The 2026 Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
The Additional Notes were issued and sold to the initial purchaser of the Initial Notes, pursuant to the option to purchase the Additional Notes granted by the Company to the initial purchaser and have the same terms as the Initial Notes.
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
The proceeds from the issuance of the 2026 Convertible Notes have been allocated between the conversion feature recorded as equity and the liability for the notes themselves. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference of $80.7 million between the principal amount of the 2026 Convertible Notes and the liability component (the “Debt Discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Convertible Notes. The equity component of the 2026 Convertible Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the 2026 Convertible Notes, we allocated the total amount incurred of approximately $5.7 million to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $4.7 million, were recorded as additional Debt Discount and are amortized to interest expense over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component were approximately $1.0 million and are recorded as a reduction of additional paid in capital in stockholders’ equity.
For the three and nine months ended July 2, 2021, accretion of the Debt Discount included in interest expense was $3.6 million and $3.9 million, respectively, and as of July 2, 2021, the unamortized discount on the 2026 Convertible Notes was $76.8 million. For the three and nine months ended July 2, 2021, total interest expense for the 2026 Convertible Notes was $3.9 million and $4.2 million, respectively.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $469.2 million as of July 2, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of July 2, 2021; the full amount of $450.0 million is due in fiscal 2026.
9. FINANCING OBLIGATION
On July 17, 2020, we entered into a power purchase agreement, which includes installation of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. Despite not being the legal owner, for accounting purposes only we are deemed to be the owner of the power generator during construction since we control the use of the asset. As of July 2, 2021, we capitalized $6.6 million to property and equipment, net and recorded a corresponding liability of $6.6 million primarily to Financing obligation, less current portion on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.7%. The remaining future minimum payments of $10.4 million will be accrued and expensed as incurred.
10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 2, 2021.
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
During the nine months ended July 2, 2021 and the three and nine months ended July 3, 2020, we recorded the changes in the estimated fair value of the warrants in the accompanying statements of operations. See Note 4 - Fair Value for additional information related to the fair value of our warrant liability. See Note 11 - Earnings (Loss) Per Share for impact of the common stock warrants on loss per share.

11. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Numerator:
Net income (loss) attributable to common stockholders	$15,005	$(24,982)	$20,844	$(63,570)
Denominator:
Weighted average common shares outstanding-basic	68,732	66,796	68,331	66,512
Dilutive effect of stock options, restricted stock and restricted stock units	2,148	—	1,951	—
Weighted average common shares outstanding-diluted	70,880	66,796	70,282	66,512

Net loss to common stockholders per share-Basic:	$0.22	$(0.37)	$0.31	$(0.96)
Net loss to common stockholders per share-Diluted:	$0.21	$(0.37)	$0.30	$(0.96)
During the nine months ended July 2, 2021 and three and nine months ended July 3, 2020, we had warrants outstanding which were measured at fair value. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock, including warrants. The table above excludes the effects of 116,659 shares for the nine months ended July 2, 2021, and 1,766,561 shares and 1,543,686 shares for the three and nine months ended July 3, 2020, respectively, of potential shares of common stock issuable upon exercise of stock options, warrants, and the vesting of restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive. The 2026 Convertible Notes do not have an impact on diluted earnings (loss) per share for the three and nine months ended July 2, 2021.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended July 2, 2021.
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
There were no restructuring charges incurred during the three and nine months ended July 2, 2021. The following is a summary of the restructuring charges incurred during the three and nine months ended July 3, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	July 3, 2020	July 3, 2020
Employee related expenses and adjustments	$(761)	$787
Facility related expenses	207	707
Total restructuring charges	$(554)	$1,494
2019 Plan
During the fiscal quarter ended June 28, 2019, we committed to a plan designed to strategically realign, streamline and improve certain of our business and operations, including reducing our workforce by approximately 250 employees, exiting six development facilities in France, Japan, the Netherlands, Florida, Massachusetts and Rhode Island, reducing certain development activities for one of our product lines and no longer investing in the design and development of optical modules and subsystems for Data Center applications (the “2019 Plan”). We incurred restructuring charges in the three and nine months ended July 3, 2020 under the 2019 Plan, as shown above. This action was completed during fiscal 2020 and we do not expect to incur further costs. The remaining charges will be paid during fiscal 2021.

Details of the 2019 Plan accrual activity for the nine months ended July 2, 2021 are as follows (in thousands):

	Employee-Related Expense (1)	Facility-Related Expense (2)	Total
Balance as of October 2, 2020	$235	$26	$261
Charges and adjustments	—	—	—
Charges paid/settled/other	2	(26)	(24)
Balance as of July 2, 2021	$237	$—	$237
(1) Primarily includes severance charges associated with the reduction of our workforce in certain facilities.
(2) Primarily includes activities associated with the closure of certain facilities, including any associated asset impairments and contract termination costs.
14. SHARE-BASED COMPENSATION
Stock Plans
As of July 2, 2021, we had 6.0 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.5 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria. Options granted generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of July 2, 2021 are subject to accelerated vesting upon a change in control of the Company.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of revenue	$777	$814	$2,482	$2,771
Research and development	3,198	2,921	10,183	9,939
Selling, general and administrative	4,166	4,760	14,176	14,211
Total share-based compensation expense	$8,141	$8,495	$26,841	$26,921
As of July 2, 2021, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $47.1 million, which we expect to recognize over a weighted-average period of 2.1 years. As of July 2, 2021, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.8 million.

Stock Options
A summary of stock option activity for the nine months ended July 2, 2021 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding as of October 2, 2020	325	$15.12
Exercised	(60)	16.30
Forfeited, canceled or expired	—	—
Options outstanding as of July 2, 2021	265	$14.85	6.73	$12,637
Options vested and exercisable as of July 2, 2021	265	14.85	6.73	12,637
Aggregate intrinsic value represents the difference between our closing stock price on July 2, 2021 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.4 million and $2.5 million for the three and nine months ended July 2, 2021, respectively, and was $0.7 million and $1.0 million for the three and nine months ended July 3, 2020, respectively.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the nine months ended July 2, 2021 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 2, 2020	2,788	$20.84
Granted	958	30.97
Vested and released	(1,284)	21.37
Forfeited, canceled or expired	(106)	25.72
Balance as of July 2, 2021	2,356	$24.45
Stock awards that vested during the nine months ended July 2, 2021 and July 3, 2020 had combined fair values of $64.0 million and $18.7 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
15. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and its quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as: variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, and relative changes in permanent tax benefits or expenses.
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Income tax expense	$482	$1,750	$3,349	$4,716
Effective income tax rate	3.1%	(7.5)%	13.8%	(8.0)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rates for the three and nine months ended July 2, 2021 and July 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with losses in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates and where a valuation allowance does not apply.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have determined that there was not sufficient objectively verifiable positive evidence to offset our significant negative objective evidence, therefore, we concluded that a full valuation allowance is appropriate for our U.S. deferred tax assets. Our negative objective evidence consists primarily of adjusted cumulative losses in the U.S. over the three-year period ended July 2, 2021.
Our deferred income tax asset balance as of July 2, 2021 and October 2, 2020 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
The balance of the unrecognized tax benefits was $0.3 million as of July 2, 2021 and October 2, 2020. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended July 2, 2021, we did not make any accrual or payment of interest or penalties, nor did we make any payment, because we believe our $0.3 million accrual would cover any additional amounts due.
16. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	July 2, 2021	July 3, 2020
Cash paid for interest	$10,099	$20,035
Cash paid for income taxes	$1,378	$309
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$3,447	242
Financing lease assets obtained in exchange for new lease liabilities	$—	$586
Non-cash capital expenditures	$7,065	$533
During the nine months ended July 2, 2021, we capitalized $6.6 million of non-cash costs to property and equipment associated with construction of a power generator that are paid by our service provider and is included in non-cash capital expenditures above. See Note 9 - Financing Obligation.
17. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, the chief operating decision maker primarily uses consolidated metrics. We evaluate this assessment on an ongoing basis as facts and circumstances change and as of July 2, 2021 there were no changes to our conclusion.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	July 2, 2021	October 2, 2020
United States	$101,860	$99,118
Europe (1)	12,913	13,129
Other Countries (2)	4,364	6,619
Total	$119,137	$118,866
(1)Europe primarily represents Finland, France, Germany, Ireland and Italy.
(2)Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Customer A	10%	14%	10%	10%
Customer B	—	13%	12%	14%
Customer C	—	14%	—	11%

Accounts Receivable	July 2, 2021	October 2, 2020
Customer B	12%	20%
Customer B did not represent more than 10% of our revenue in the three months ended July 2, 2021. Customer C did not represent more than 10% of our revenue in the three and nine months ended July 2, 2021. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and nine months ended July 2, 2021 our top ten customers represented 48% and 51%, respectively, of total revenue, and for the three and nine months ended July 3, 2020, our top ten customers represented 66% and 61%, respectively, of total revenue.

18. RELATED-PARTY TRANSACTIONS
During the nine months ended July 3, 2020, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of directors John and Susan Ocampo. Together, Mr. and Mrs. Ocampo are MACOM's largest stockholders. Stephen G. Daly, the Company’s President and Chief Executive Officer, has an equity interest of less than 1% in Mission.

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
Given the significant continued economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on the demand for our products. The continued spread of COVID-19 could cause a further economic slowdown or recession and could result in adverse impacts to our overall business, such as increased credit and collectability risks, adverse impacts on our suppliers, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. The degree to which the COVID-19 pandemic impacts our future business, financial condition, results of operations, liquidity and cash flows will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the duration and spread of the outbreak, its severity, any resurgence of COVID-19 cases, including as a result of variant strains of the underlying virus, actions taken to contain the virus or treat its impact, the availability and efficacy of vaccines against COVID-19, how quickly and to what extent normal operating conditions can resume, and the economic impact on local, regional, national and international markets.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue	$152,622	$137,267	$451,709	$382,788
Cost of revenue (1)	65,353	66,391	200,065	190,338
Gross profit	87,269	70,876	251,644	192,450
Operating expenses:
Research and development (1)	33,610	34,948	105,165	105,936
Selling, general and administrative (1)	29,985	29,982	91,758	94,317
Restructuring (benefit) charges (2)	—	(554)	—	1,494
Total operating expenses	63,595	64,376	196,923	201,747
Income (loss) from operations	23,674	6,500	54,721	(9,297)
Other expense:
Warrant liability expense (3)	—	(19,511)	(11,130)	(14,951)
Interest expense	(5,526)	(5,849)	(15,111)	(22,142)
Other expense, net (4)	(2,661)	(4,372)	(4,287)	(12,464)
Total other expense, net	(8,187)	(29,732)	(30,528)	(49,557)
Income (loss) before income taxes	15,487	(23,232)	24,193	(58,854)
Income tax expense	482	1,750	3,349	4,716
Net income (loss)	$15,005	$(24,982)	$20,844	$(63,570)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
(a) Intangible amortization expense:
Cost of revenue	$3,806	$4,348	$11,489	$13,115
Selling, general and administrative	7,602	8,071	23,318	24,797
(b) Share-based compensation expense:
Cost of revenue	$777	$814	$2,482	$2,771
Research and development	3,198	2,921	10,183	9,939
Selling, general and administrative	4,166	4,760	14,176	14,211
(2) See Note 13 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(3) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 10 - Stockholders’ Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(4) Includes net losses of $2.0 million and $0.3 million for the three and nine months ended July 2, 2021, respectively, and losses of $4.6 million and $13.6 million for the three and nine months ended July 3, 2020, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. The three and nine months ended July 2, 2021 includes losses on extinguishment of debt of $0.6 million and $4.4 million, respectively. See Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.8	48.4	44.3	49.7
Gross profit	57.2	51.6	55.7	50.3
Operating expenses:
Research and development	22.0	25.5	23.3	27.7
Selling, general and administrative	19.6	21.8	20.3	24.6
Restructuring (benefit) charges	—	(0.4)	—	0.4
Total operating expenses	41.7	46.9	43.6	52.7
Income (loss) from operations	15.5	4.7	12.1	(2.4)
Other expense:
Warrant liability expense	—	(14.2)	(2.5)	(3.9)
Interest expense	(3.6)	(4.3)	(3.3)	(5.8)
Other expense, net	(1.7)	(3.2)	(0.9)	(3.3)
Total other expense, net	(5.4)	(21.7)	(6.8)	(12.9)
Income (loss) before income taxes	10.1	(16.9)	5.4	(15.4)
Income tax expense	0.3	1.3	0.7	1.2
Net income (loss)	9.8%	(18.2)%	4.6%	(16.6)%
Comparison of the Three and Nine Months Ended July 2, 2021 to the Three and Nine Months Ended July 3, 2020
Revenue. Our revenue increased by $15.4 million, or 11.2%, to $152.6 million for the three months ended July 2, 2021, from $137.3 million for the three months ended July 3, 2020, and our revenue increased by $68.9 million, or 18.0%, to $451.7 million for the nine months ended July 2, 2021, from $382.8 million for the nine months ended July 3, 2020. The increase in revenue in the three and nine months ended July 2, 2021 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 2, 2021	July 3, 2020	% Change	July 2, 2021	July 3, 2020	% Change
Telecom	$47,995	$56,800	(15.5)%	$141,799	$154,049	(8.0)%
Industrial & Defense	71,370	48,035	48.6%	205,078	146,586	39.9%
Data Center	33,257	32,432	2.5%	104,832	82,153	27.6%
Total	$152,622	$137,267	11.2%	$451,709	$382,788	18.0%

Telecom	31.4%	41.4%		31.4%	40.2%
Industrial & Defense	46.8%	35.0%		45.4%	38.3%
Data Center	21.8%	23.6%		23.2%	21.5%
Total	100.0%	100.0%		100.0%	100.0%
In the three months ended July 2, 2021, our Telecom market revenue decreased by $8.8 million, or 15.5%, compared to the three months ended July 3, 2020. In the nine months ended July 2, 2021, our Telecom market revenue decreased by $12.3 million, or 8.0%, compared to the nine months ended July 3, 2020. The decrease for the three and nine months ended July 2, 2021 was primarily driven by a decrease in carrier-based optical semiconductor products, including those targeted for 5G applications, offset by increased sales of legacy products, including products targeting fiber to the home and licensing revenue.
In the three months ended July 2, 2021, our I&D market revenue increased by $23.3 million, or 48.6%, compared to the three months ended July 3, 2020. In the nine months ended July 2, 2021, our I&D market revenue increased by $58.5 million, or 39.9%, compared to the nine months ended July 3, 2020. The increase in the three and nine months ended July 2, 2021 was primarily related to new program wins and expansion of our RF and microwave product lines.
In the three months ended July 2, 2021, our Data Center market revenue increased by $0.8 million, or 2.5%, compared to the three months ended July 3, 2020. In the nine months ended July 2, 2021, our Data Center market revenue increased by $22.7 million, or 27.6%, compared to the nine months ended July 3, 2020. The increase in the three months ended July 2, 2021 was driven by increased sales across various product lines. The increase in the nine months ended July 2, 2021 was primarily due to increased sales of our high-performance analog Data Center products.
Gross profit. Gross margin was 57.2% and 51.6% for the three months ended July 2, 2021 and July 3, 2020, respectively, and 55.7% and 50.3% for the nine months ended July 2, 2021 and July 3, 2020, respectively. Gross profit was $87.3 million and $70.9 million for the three months ended July 2, 2021 and July 3, 2020, respectively, and $251.6 million and $192.5 million for the nine months ended July 2, 2021 and July 3, 2020, respectively. Gross profit increased for the three and nine months ended July 2, 2021 as compared to the three and nine months ended July 3, 2020 primarily as a result of higher sales, favorable revenue mix, production efficiencies, as well as decreases in depreciation and amortization.
Research and development. Research and development expense decreased by $1.3 million, or 3.8%, to $33.6 million, or 22.0% of our revenue, for the three months ended July 2, 2021, compared to $34.9 million, or 25.5% of our revenue, for the three months ended July 3, 2020. Research and development expense decreased by $0.8 million, or 0.7%, to $105.2 million, or 23.3% of our revenue, for the nine months ended July 2, 2021, compared to $105.9 million, or 27.7% of our revenue, for the nine months ended July 3, 2020. Research and development expense decreased in the three months ended July 2, 2021 primarily as a result of lower supplies and foundry costs, lower employee-related costs, and decreased spending on computer software, partially offset by higher facility and outside service costs. Research and development expense decreased in the nine months ended July 2, 2021 primarily as a result of decreased spending on software, and lower depreciation and employee-related costs, partially offset by higher supplies, foundry costs and outside service costs.
Selling, general and administrative. Selling, general and administrative expense increased by less than $0.1 million, or 0%, to $30.0 million, or 19.6% of our revenue, for the three months ended July 2, 2021, compared to $30.0 million, or 21.8% of our revenue, for the three months ended July 3, 2020. Selling, general and administrative expense decreased by $2.6 million, or 2.7%, to $91.8 million, or 20.3% of our revenue, for the nine months ended July 2, 2021, compared to $94.3 million, or 24.6% of our revenue, for the nine months ended July 3, 2020. Selling, general and administrative expense increased in the three months ended July 2, 2021 primarily due to higher professional service fees and discretionary spending, offset by lower share-based compensation expense and amortization. Selling, general and administrative expense decreased in the nine months ended July 2, 2021 primarily due to lower depreciation, amortization and other outside service costs, offset by an increase in variable selling costs.
Restructuring (benefit) charges. There were no restructuring charges incurred during the three and nine months ended July 2, 2021 as compared to a benefit of $0.6 million and charges of $1.5 million for the three and nine months ended July 3, 2020, respectively. All restructuring actions were completed as of October 2, 2020. For additional information refer to Note 13 - Restructurings to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Warrant liability expense. There was no warrant liability expense for the three months ended July 2, 2021, compared to an expense of $19.5 million for the three months ended July 3, 2020. Warrant liability expense was $11.1 million for the nine months ended July 2, 2021, compared to an expense of $15.0 million for the nine months ended July 3, 2020. The difference between periods was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. During November 2020, all of the warrants were exercised and 857,631 shares of common stock were issued. As of July 2, 2021, there are no remaining common stock warrants outstanding. For additional information refer to Note 10 - Stockholders' Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Interest expense, net. In the three months ended July 2, 2021, interest expense, net was $5.5 million, or 3.6% of our revenue, compared to $5.8 million, or 4.3% of our revenue, for the three months ended July 3, 2020. In the nine months ended July 2, 2021, interest expense, net was $15.1 million, or 3.3% of our revenue, compared to $22.1 million, or 5.8% of our revenue, for the nine months ended July 3, 2020. The decrease for the nine months ended July 2, 2021 is primarily due to a lower effective interest rate on our Term Loans and the decrease in our long-term debt balance.
Other expense, net. In the three months ended July 2, 2021, other expense, net was $2.7 million, or 1.7% of our revenue, compared to $4.4 million, or 3.2% of our revenue, for the three months ended July 3, 2020. In the nine months ended July 2, 2021, other expense, net was $4.3 million, or 0.9% of our revenue, compared to $12.5 million, or 3.3% of our revenue, for the nine months ended July 3, 2020. The decrease in the three and nine months ended July 2, 2021 is primarily due to lower net losses on our equity method investment, partially offset by the loss on extinguishment of debt.

Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Income tax expense	482	1,750	3,349	4,716
Effective income tax rate	3.1%	(7.5)%	13.8%	(8.0)%
Our estimated annual effective tax rate for the year ended October 1, 2021 is expected to be 10%, adjusted for discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended July 2, 2021 and the three and nine months ended July 3, 2020 was primarily driven by the continuation of a full valuation allowance against any benefit associated with U.S. losses and income taxed in foreign jurisdictions at generally lower tax rates, where we are not in a valuation allowance because it is expected that we will be in a taxable income position. For additional information refer to Note 15 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	July 2, 2021	July 3, 2020
Cash and cash equivalents, beginning of period	$129,441	$75,519
Net cash provided by operating activities	107,602	96,994
Net cash provided by (used in) investing activities	26,324	(31,970)
Net cash used in financing activities	(119,714)	(8,462)
Foreign currency effect on cash	481	(211)
Cash and cash equivalents, end of period	$144,134	$131,870
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended July 2, 2021 of $107.6 million consisted of a net income of $20.8 million, plus adjustments to reconcile our net income to cash provided by operating activities of $104.4 million, offset by cash used in operating assets and liabilities of $17.6 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $52.9 million, share-based compensation expense of $26.8 million, warrant liability expense of $11.1 million, deferred financing cost amortization and write offs of $6.0 million and accretion of the discount on convertible debt of $3.9 million. In addition, cash used in operating assets and liabilities was $17.6 million for the nine months ended July 2, 2021, primarily driven by an increase in accounts receivable of $25.7 million, a decrease in inventories of $8.1 million and an increase in accounts payable of $3.1 million.
Our cash flow from operating activities for the nine months ended July 3, 2020 of $97.0 million consisted of a net loss of $63.6 million, plus cash provided by operating assets and liabilities of $37.5 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $123.1 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $59.8 million, share-based compensation expense of $26.9 million, warrant liability expense of $15.0 million and a loss on our equity method investment of $13.6 million. In addition, cash provided by operating assets and liabilities was $37.5 million for the nine months ended July 3, 2020, primarily driven by a decrease in prepaid expenses and other assets of $15.5 million, a decrease in inventories of $12.3 million and a decrease in accounts receivable of $9.3 million primarily due to increased revenue in the three months ended July 3, 2020 as compared to the three months ended June 28, 2019.
Cash Flow from Investing Activities
Our cash flow provided by investing activities for the nine months ended July 2, 2021 consisted primarily of proceeds of $191.3 million for the sale and maturity of short-term investments, offset by purchases of $152.3 million of short-term investments and capital expenditures of $12.9 million. Proceeds from the sale of short-term investments of $80.0 million were used to pay down the Term Loans, as discussed below under Cash Flow from Financing Activities.

Our cash flow used in used in investing activities for the nine months ended July 3, 2020 consisted primarily of purchases of $196.5 million of short-term investments and capital expenditures of $12.7 million, partially offset by proceeds of $165.8 million related to the sale and maturity of short-term investments and proceeds of $11.0 million associated with our divestment in May 2018 of certain capital equipment, inventory and other assets associated with our long-range optical subassembly product line in Japan.
Cash Flow from Financing Activities
During the nine months ended July 2, 2021, our cash used in financing activities of $119.7 million was primarily related to $545.3 million of payments on the Term Loans and $23.4 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by proceeds from the 2026 Convertible Notes, net of issuance costs, of $444.2 million and $5.8 million of proceeds from stock option exercises and employee stock purchases. The early prepayment on the Term Loans of $543.6 million was made using $443.6 million of net proceeds from our 2026 Convertible Notes, cash of $20.0 million and proceeds of $80.0 million from the sale of short-term investments. See Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
During the nine months ended July 3, 2020, our cash used in financing activities of $8.5 million was primarily related to $6.6 million of repurchases of stock associated with employee tax withholdings on vested equity awards, $5.2 million of payments on long-term debt and $1.3 million of payments on financing leases, offset by $4.6 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of July 2, 2021, we held $144.1 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $164.8 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 2, 2021, cash held by our indefinitely reinvested foreign subsidiaries was $36.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. As of July 2, 2021, we had $160.0 million in borrowing capacity under our Revolving Facility.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of July 2, 2021.
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

 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans and Revolving Facility are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of July 2, 2021, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 2, 2021.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2020 Annual Report on Form 10-K, except as discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021, as filed with the SEC on April 29, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended July 2, 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2021-April 30, 2021	307	$60.53	—	—
May 1, 2021-May 28, 2021	19,748	51.32	—	—
May 29, 2021-July 2, 2021	565	58.97	—	—
Total	20,620	$51.67	—	—
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 2, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 2, 2021, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: July 29, 2021	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2021	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)