Form 10-Q
period 2021-12-31
MACOM Technology Solutions Holdings, Inc.
filed 2022-01-27
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2022, there were 69,687,160 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2021	October 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$273,396	$156,537
Short-term investments	204,314	188,365
Accounts receivable, net	97,444	84,570
Inventories	88,538	82,699
Prepaid and other current assets	7,872	9,365
Total current assets	671,564	521,536
Property and equipment, net	120,773	120,526
Goodwill	313,898	314,240
Intangible assets, net	75,398	84,685
Deferred income taxes	38,883	39,516
Other investments	2,500	15,342
Other long-term assets	37,102	38,300
Total assets	$1,260,118	$1,134,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$921	$958
Accounts payable	33,936	28,712
Accrued liabilities	62,334	63,374
Total current liabilities	97,191	93,044
Finance lease obligations, less current portion	27,795	28,037
Financing obligation, less current portion	9,175	8,720
Long-term debt	564,686	492,097
Other long-term liabilities	36,497	40,511
Total liabilities	735,344	662,409
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	70	69
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	3,209	4,150
Additional paid-in capital	1,177,239	1,269,601
Accumulated deficit	(655,414)	(801,754)
Total stockholders’ equity	524,774	471,736
Total liabilities and stockholders' equity	$1,260,118	$1,134,145
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$159,620	$148,504
Cost of revenue	65,477	68,242
Gross profit	94,143	80,262
Operating expenses:
Research and development	35,470	36,936
Selling, general and administrative	31,604	31,252
Total operating expenses	67,074	68,188
Income from operations	27,069	12,074
Other income (expense):
Warrant liability expense	—	(11,130)
Interest expense, net	(1,693)	(4,734)
Other income (expense), net	114,908	(4,504)
Total other income (expense), net	113,215	(20,368)
Income (loss) before income taxes	140,284	(8,294)
Income tax expense	1,457	674
Net income (loss)	$138,827	$(8,968)

Net income (loss) per share:
Income (loss) per share - Basic	$2.00	$(0.13)
Income (loss) per share - Diluted	$1.95	$(0.13)
Weighted average shares used:
Basic	69,400	67,756
Diluted	71,224	67,756
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2021	January 1, 2021
Net income (loss)	$138,827	$(8,968)
Unrealized (loss) gain on short term investments, net of tax	(616)	176
Foreign currency translation (loss) gain, net of tax	(325)	953
Other comprehensive (loss) income, net of tax	(941)	1,129
Total comprehensive income (loss)	$137,886	$(7,839)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	969	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	56	—	—	—	—	2,447	—	2,447
Shares repurchased for tax withholdings on restricted stock awards	(383)	—	—	—	—	(27,756)	—	(27,756)
Share-based compensation	—	—	—	—	—	9,949	—	9,949
Other comprehensive loss, net of tax	—	—	—	—	(941)	—	—	(941)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	138,827	138,827
Balance as of December 31, 2021	69,709	$70	(23)	$(330)	$3,209	$1,177,239	$(655,414)	$524,774

See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	10	—	—	—	—	175	—	175
Vesting of restricted common stock and units	782	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	93	—	—	—	—	2,239	—	2,239
Shares repurchased for tax withholdings on equity awards	(297)	—	—	—	—	(11,844)	—	(11,844)
Share-based compensation	—	—	—	—	—	10,131	—	10,131
Other comprehensive income, net of tax	—	—	—	—	1,129	—	—	1,129
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441		36,442
Net loss	—	—	—	—	—	—	(8,968)	(8,968)
Balance as of January 1, 2021	68,367	$68	(23)	$(330)	$6,138	$1,172,269	$(848,695)	$329,450

See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2021	January 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$138,827	$(8,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	15,234	18,200
Share-based compensation	9,949	10,131
Warrant liability expense	—	11,130
Deferred financing cost and discount amortization	458	548
Deferred income taxes	662	580
(Gain) loss on equity method investment, net	(114,908)	4,803
Other adjustments, net	169	(385)
Change in operating assets and liabilities:
Accounts receivable	(12,875)	(9,325)
Inventories	(5,839)	2,570
Prepaid expenses and other assets	3,009	301
Accounts payable	5,687	5,401
Accrued and other liabilities	(6,868)	(27)
Income taxes	599	(179)
Net cash provided by operating activities	34,104	34,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	127,750	—
Purchases of property and equipment	(5,095)	(2,890)
Proceeds from sales and maturities of short-term investments	58,500	60,167
Purchases of short-term investments	(75,437)	(82,046)
Proceeds from sale of assets	19	—
Net cash provided by (used in) investing activities	105,737	(24,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(1,721)
Payments on finance leases	(279)	(328)
Proceeds from stock option exercises and employee stock purchases	5,135	2,414
Repurchase of common stock - tax withholdings on equity awards	(27,756)	(11,844)
Net cash used in financing activities	(22,900)	(11,479)
Foreign currency effect on cash	(82)	755
NET CHANGE IN CASH AND CASH EQUIVALENTS	116,859	(713)
CASH AND CASH EQUIVALENTS — Beginning of period	156,537	129,441
CASH AND CASH EQUIVALENTS — End of period	$273,396	$128,728
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
The condensed consolidated balance sheet as of October 1, 2021 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our October 1, 2021 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended October 1, 2021 filed with the SEC on November 15, 2021 (the “2021 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K.
Principles of Consolidation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2022 and 2021 each include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2021 Annual Report on Form 10-K.
Pronouncements Adopted in Fiscal Year 2022
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. We early adopted this standard effective October 2, 2021 using the modified retrospective approach transition method. Therefore, the condensed consolidated financial statements for the three months ended December 31, 2021 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company's historical accounting policy. Refer to Note 8 - Debt for the impact of adoption on our 2026 Convertible Notes (as defined below).

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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue by Market:
Telecommunications	$55,822	$51,532
Industrial & Defense	73,146	61,618
Data Center	30,652	35,354
Total	$159,620	$148,504

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue by Geographic Region:
United States	$74,426	$63,982
China	36,063	42,376
Asia Pacific, excluding China (1)	30,650	21,773
Other Countries (2)	18,481	20,373
Total	$159,620	$148,504
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
The following table presents the changes in contract liabilities during the three months ended December 31, 2021 (in thousands, except percentage):

	December 31, 2021	October 1, 2021	$ Change	% Change
Contract liabilities	$2,991	$2,793	$198	7%
As of December 31, 2021 and October 1, 2021, $0.7 million and $0.9 million, respectively, of our contract liabilities, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as accrued liabilities. During the three months ended December 31, 2021, we recognized net sales of $0.4 million that were included in the contract liabilities balance as of the beginning of the period. The increase in contract liabilities during the three months ended December 31, 2021, as shown in the table above, was primarily related to deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
3. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$89,230	$48	$(617)	$88,661
Commercial paper	115,706	—	(53)	115,653
Total short-term investments	$204,936	$48	$(670)	$204,314

	October 1, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$73,653	$151	$(171)	$73,633
Commercial paper	114,718	21	(7)	114,732
Total short-term investments	$188,371	$172	$(178)	$188,365

The contractual maturities of available-for-sale investments were as follows (in thousands):

	December 31, 2021	October 1, 2021
Less than one year	$132,074	$120,590
Over one year	72,240	67,775
Total available-for-sale investments	$204,314	$188,365

We have determined that the gross unrealized losses on available for sale securities as of December 31, 2021 and October 1, 2021 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Other Investments — As of December 31, 2021, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of December 31, 2021 and October 1, 2021, the carrying value of this investment was $2.5 million and is classified as a long-term investment.
As of October 1, 2021, also included in long-term investments was a non-controlling investment of less than 10% in the outstanding equity of a private company, Ampere Computing Holdings LLC (“Ampere”), that was acquired in conjunction with our divestiture of our compute business during our fiscal year 2018. This investment’s carrying value was updated quarterly based on our proportionate share of the gains or losses, as well as any changes in Ampere's equity, utilizing the equity method.
As of October 1, 2021, the carrying value of this investment was $12.8 million. During the three months ended December 31, 2021 and January 1, 2021, we recorded our proportionate share of the losses on this investment of $3.3 million and $4.8 million, respectively, in Other income (expense), net in our condensed consolidated statements of operations.
On December 23, 2021, we sold our investment in Ampere to one of Ampere’s other limited liability company members, pursuant to the terms of a previously negotiated call option included in Ampere’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, during the fiscal quarter ended December 31, 2021, we recorded a gain of $118.2 million in Other income (expense), net in our condensed consolidated statements of operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 31, 2021.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 31, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$60,240	$60,240	$—	$—
Commercial paper	115,653	—	115,653	—
Corporate bonds	88,661	—	88,661	—
Total assets measured at fair value	$264,554	$60,240	$204,314	$—

	October 1, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$26,363	$26,363	$—	$—
Commercial paper	114,732	—	114,732	—
Corporate bonds	73,633	—	73,633	—
Total assets measured at fair value	$214,728	$26,363	$188,365	$—
All common stock warrants were exercised during the three months ended January 1, 2021. During the three months ended January 1, 2021, the change in the fair value of the warrant liability, classified within Level 3 of the fair value hierarchy, consist of the following (in thousands):

	October 2, 2020	Net Realized Losses (Gains) Included in Earnings	Sales and Settlements	January 1, 2021
Common stock warrant liability	$25,312	$11,130	$(36,442)	$—

5. INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2021	October 1, 2021
Raw materials	$55,657	$50,950
Work-in-process	10,452	9,201
Finished goods	22,429	22,548
Total inventory, net	$88,538	$82,699
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31, 2021	October 1, 2021
Construction in process	$15,212	$24,086
Machinery and equipment	215,566	200,843
Leasehold improvements	24,711	24,347
Furniture and fixtures	2,391	2,377
Computer equipment and software	17,747	17,749
Finance lease assets	34,554	35,589
Total property and equipment	310,181	304,991
Less accumulated depreciation and amortization	(189,408)	(184,465)
Property and equipment, net	$120,773	$120,526
Depreciation and amortization expense related to property and equipment for the three months ended December 31, 2021 and January 1, 2021 was $5.9 million and $6.2 million, respectively. Accumulated amortization on finance lease assets as of December 31, 2021 and October 1, 2021 was $4.5 million and $4.9 million, respectively.
7. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Cost of revenue	$2,505	$3,877
Selling, general and administrative	6,782	8,116
Total	$9,287	$11,993

Intangible assets consist of the following (in thousands):

	December 31, 2021	October 1, 2021
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(353,306)	(344,019)
Intangible assets — net	$75,398	$84,685

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of October 1, 2021	$428,704	$179,434	$245,870	$3,400	$314,240
Currency translation adjustment	—	—	—	—	(342)
Balance as of December 31, 2021	$428,704	$179,434	$245,870	$3,400	$313,898
As of December 31, 2021, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2022 Remaining	2023	2024	2025	2026	Thereafter	Total
Amortization expense	$24,146	26,048	15,410	3,490	1,644	1,260	$71,998
Accumulated amortization for acquired technology and customer relationships were $169.9 million and $183.4 million, respectively, as of December 31, 2021, and $167.3 million and $176.7 million, respectively, as of October 1, 2021.
8. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of December 31, 2021 and October 1, 2021, (in thousands, except percentages):

	December 31, 2021		October 1, 2021
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	2.34%	$120,766	2.33%
0.25% convertible notes due March 2026	450,000	0.25%	450,000	4.25%
Total principal amount outstanding	570,766		570,766
Less: Unamortized discount on term loans and deferred financing costs	(6,080)		(5,567)
Less: Unamortized discount on convertible notes	—		(73,102)
Total long-term debt	$564,686		$492,097
Term Loans
As of December 31, 2021, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of December 31, 2021, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
As of December 31, 2021, there are no minimum principal repayments on the Term Loans until fiscal year 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $120.3 million as of December 31, 2021 and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of December 31, 2021, approximately $0.8 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.

2026 Convertible Notes
On March 25, 2021, we issued 0.25% convertible senior notes due in fiscal year 2026, pursuant to an indenture dated as of such date (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, with an aggregate principal amount of $400.0 million (the “Initial Notes”), and on April 6, 2021, we issued an additional $50.0 million aggregate principal amount (the “Additional Notes”) (together, the “2026 Convertible Notes”). The aggregate principal balance of the 2026 Convertible Notes is $450.0 million. The 2026 Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
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

In November 2021, we made an irrevocable election to pay cash for the aggregate principal amount of notes to be converted. Upon conversion of the 2026 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the Indenture). We may not redeem the notes prior to March 20, 2024. We may redeem for cash all or any portion of the notes, at our option, on or after March 20, 2024 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
Prior to the adoption of ASU 2020-06 on October 2, 2021, the proceeds from the issuance of the 2026 Convertible Notes were allocated between the conversion feature recorded as equity and the liability for the notes themselves. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference of $80.7 million between the principal amount of the 2026 Convertible Notes and the liability component (the “Debt Discount”) was amortized to interest expense using the effective interest method over the term of the 2026 Convertible Notes until the adoption of ASU 2020-06. The equity component of the 2026 Convertible Notes was included in additional paid-in capital in the consolidated balance sheet and was not to be remeasured as long as it continued to meet the conditions for equity classification.
Prior to the adoption of ASU 2020-06, to account for the transaction costs related to the 2026 Convertible Notes, we allocated the total amount incurred of approximately $5.7 million to the liability and equity components of the 2026 Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $4.7 million, were recorded as additional Debt Discount and were amortized to interest expense over the contractual terms of the 2026 Convertible Notes. Issuance costs attributable to the equity component were approximately $1.0 million and were recorded as a reduction of additional paid in capital in stockholders’ equity.
In connection with the adoption of ASU 2020-06, we reclassified $72.2 million, consisting of $73.1 million of principal and issuance costs of $0.9 million, previously allocated to the conversion feature, from additional paid-in capital to long-term debt on our condensed consolidated balance sheet as of October 2, 2021. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $7.5 million to accumulated deficit on our condensed consolidated balance sheet as of October 2, 2021, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.
For the three months ended December 31, 2021, total interest expense for the 2026 Convertible Notes was $0.3 million.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $529.3 million as of December 31, 2021 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of December 31, 2021; the full amount of $450.0 million is due in fiscal year 2026.
9. FINANCING OBLIGATION
On July 17, 2020, we entered into a power purchase agreement, which includes installation of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems, however, we control the use of the assets during construction and operation. As of December 31, 2021 and October 1, 2021, we capitalized $9.4 million and $8.9 million, respectively, to property and equipment, net and recorded a corresponding liability of $9.4 million and $8.9 million, respectively, primarily to Financing obligation, less current portion on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.7%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement which is expected to commence in fiscal 2022 and has a 15-year term.
10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of December 31, 2021.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. During the fiscal quarter ended January 1, 2021, the holders of the warrants made cashless exercises of 1,281,358 shares at an exercise price of $14.05 per share, resulting in the issuance of 857,631 shares of common stock.
During the three months ended January 1, 2021, we recorded the changes in the estimated fair value of the warrants in the accompanying statements of operations. See Note 4 - Fair Value for additional information. See Note 11 - Earnings (Loss) Per Share for impact of the common stock warrants on loss per share.

11. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 31, 2021	January 1, 2021
Numerator:
Net income (loss) attributable to common stockholders	$138,827	$(8,968)
Denominator:
Weighted average common shares outstanding-basic	69,400	67,756
Dilutive effect of stock options, restricted stock and restricted stock units	1,824	—
Weighted average common shares outstanding-diluted	71,224	67,756

Net income (loss) to common stockholders per share-Basic:	$2.00	$(0.13)
Net income (loss) to common stockholders per share-Diluted:	$1.95	$(0.13)
During the three months ended January 1, 2021, we had warrants outstanding which were measured at fair value. When calculating earnings per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock, including warrants. The table above excludes the effects of 2,004,621 shares for the three months ended January 1, 2021 of potential shares of common stock issuable upon exercise of stock options, warrants, and the vesting of restricted stock and restricted stock units, as applicable, as the inclusion would be antidilutive. The 2026 Convertible Notes do not have an impact on diluted earnings (loss) per share for the three months ended December 31, 2021.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the fiscal quarter ended December 31, 2021.
13. SHARE-BASED COMPENSATION
Stock Plans
As of December 31, 2021, we had 5.4 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.4 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of December 31, 2021 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Outside of the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of December 31, 2021 and October 1, 2021, the fair value of outstanding awards was $9.2 million and $8.9 million, respectively, and the associated accrued compensation liability was $5.4 million and $6.2 million, respectively. During the three months ended December 31, 2021 and January 1, 2021, we recorded an expense for ISU awards of $1.4 million and $3.0 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Cost of revenue	$1,033	$871
Research and development	3,599	3,554
Selling, general and administrative	5,317	5,706
Total share-based compensation expense	$9,949	$10,131
As of December 31, 2021, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $71.2 million, which we expect to recognize over a weighted-average period of 2.3 years. As of December 31, 2021, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.6 million.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the three months ended December 31, 2021 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 1, 2021	2,351	$24.57
Granted	913	53.08
Vested and released	(969)	22.99
Forfeited, canceled or expired	(40)	27.54
Balance as of December 31, 2021	2,255	$36.73
Stock awards that vested during the three months ended December 31, 2021 and January 1, 2021 had combined fair values of $69.9 million and $31.0 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
We granted 161,349 market-based PRSUs during the three months ended December 31, 2021, at a weighted average grant date fair value of $89.82 per share, or $14.5 million. Recipients may earn between 0% and 200% of the target number of shares granted, based on our achievement of total shareholder return in comparison to a selected group of peer companies over a three-year performance period. The fair value of these awards was estimated using a Monte Carlo simulation and share-based compensation expense is recognized ratably over the service period, based on the grant date fair value of the awards subject to the market condition. The significant assumptions used in the Monte Carlo simulation to calculate the fair value of these market-based PRSUs are as follows:

Three Months Ended
December 31, 2021
Grant date stock price	$66.12
Average stock price at the start of the performance period	$64.11
Risk free interest rate	0.8%
Years to maturity	3.00
Expected volatility rate	57.8%
Expected dividend yield	—

Stock Options
A summary of stock option activity for the three months ended December 31, 2021 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding as of October 1, 2021	205	$14.29
Exercised	(190)	14.15
Forfeited, canceled or expired	—	—
Options outstanding as of December 31, 2021	15	$16.06	3.85	$934
Options vested and exercisable as of December 31, 2021	15	16.06	3.85	934
Aggregate intrinsic value represents the difference between our closing stock price on December 31, 2021 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million for the three months ended December 31, 2021 and was $0.3 million for the three months ended January 1, 2021.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	December 31, 2021	January 1, 2021
Income tax expense	$1,457	$674
Effective income tax rate	1.0%	(8.1)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rates for the three months ended December 31, 2021 and January 1, 2021 was primarily driven by the continuation of a full valuation allowance against any expense or benefit associated with income or losses in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates and where a valuation allowance does not apply. The gain on the sale of our equity interest in Ampere during the three months ended December 31, 2021 has been offset by our NOL carryforwards.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have determined that there was not sufficient objectively verifiable positive evidence to offset our significant negative objective evidence, therefore, we concluded that a full valuation allowance is appropriate for our U.S. deferred tax assets. Our negative objective evidence consists primarily of adjusted cumulative losses in the U.S. over the three-year period ended December 31, 2021.
Our deferred income tax asset balance as of December 31, 2021 and October 1, 2021 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
There were no unrecognized tax benefits as of December 31, 2021 and October 1, 2021. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended December 31, 2021, we did not make any accrual or payment of interest or penalties, nor did we make any payment.

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Cash paid for interest	$1,197	$4,586
Cash paid for income taxes	$178	$249
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$280	717
Non-cash capital expenditures	$1,618	350
Issuance of common stock for the cashless exercise of warrants	$—	36,442
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	December 31, 2021	October 1, 2021
United States	$104,732	$103,527
Europe (1)	12,295	12,766
Other Countries (2)	3,746	4,233
Total	$120,773	$120,526
(1)Europe primarily represents Finland, France, Germany, Ireland and Italy.
(2)Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	December 31, 2021	January 1, 2021
Customer A	—	14%

Customer A did not represent more than 10% of our revenue in the three months ended December 31, 2021. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended December 31, 2021 and January 1, 2021, our top ten customers represented 44% and 55% of total revenue, respectively.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “2021 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, industry trends, the potential impacts of COVID-19 on our future operations and results, our plans for use of our cash and cash equivalents and short-term investments, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2021 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the three months ended December 31, 2021, have a material impact on our consolidated operating results.
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
For additional information on risk factors that could impact our future results, please refer to the section entitled “Risk Factors” in the 2021 Annual Report on Form 10-K.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and

Supplementary Data,” of the 2021 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$159,620	$148,504
Cost of revenue (1)	65,477	68,242
Gross profit	94,143	80,262
Operating expenses:
Research and development (1)	35,470	36,936
Selling, general and administrative (1)	31,604	31,252
Total operating expenses	67,074	68,188
Income from operations	27,069	12,074
Other income (expense):
Warrant liability expense (2)	—	(11,130)
Interest expense	(1,693)	(4,734)
Other income (expense), net (3)	114,908	(4,504)
Total other income (expense), net	113,215	(20,368)
Income (loss) before income taxes	140,284	(8,294)
Income tax expense	1,457	674
Net income (loss)	$138,827	$(8,968)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
(a) Intangible amortization expense:
Cost of revenue	$2,505	$3,877
Selling, general and administrative	6,782	8,116
(b) Share-based compensation expense:
Cost of revenue	$1,033	$871
Research and development	3,599	3,554
Selling, general and administrative	5,317	5,706
(2) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 10 - Stockholders’ Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(3) The three months ended December 31, 2021 includes gain on sale of our equity method investment of $118.2 million. Includes net losses of $3.3 million for the three months ended December 31, 2021 and losses of $4.8 million for the three months ended January 1, 2021 associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	100.0%	100.0%
Cost of revenue	41.0	46.0
Gross profit	59.0	54.0
Operating expenses:
Research and development	22.2	24.9
Selling, general and administrative	19.8	21.0
Total operating expenses	42.0	45.9
Income from operations	17.0	8.1
Other income (expense):
Warrant liability expense	—	(7.5)
Interest expense	(1.1)	(3.2)
Other income (expense), net	72.0	(3.0)
Total other income (expense), net	70.9	(13.7)
Income (loss) before income taxes	87.9	(5.6)
Income tax expense	0.9	0.5
Net income (loss)	87.0%	(6.0)%
Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended January 1, 2021
Revenue. Our revenue increased by $11.1 million, or 7.5%, to $159.6 million for the three months ended December 31, 2021, from $148.5 million for the three months ended January 1, 2021. The increase in revenue in the three months ended December 31, 2021 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	December 31, 2021	January 1, 2021	% Change
Telecom	$55,822	$51,532	8.3%
Industrial & Defense	73,146	61,618	18.7%
Data Center	30,652	35,354	(13.3)%
Total	$159,620	$148,504	7.5%

Telecom	35.0%	34.7%
Industrial & Defense	45.8%	41.5%
Data Center	19.2%	23.8%
Total	100.0%	100.0%
In the three months ended December 31, 2021, our Telecom market revenue increased by $4.3 million, or 8.3%, compared to the three months ended January 1, 2021. The increase for the three months ended December 31, 2021 was primarily driven by an increase in RF and microwave products, for cable and video infrastructure, offset partially by a decrease in our China fronthaul market.
In the three months ended December 31, 2021, our I&D market revenue increased by $11.5 million, or 18.7%, compared to the three months ended January 1, 2021. The increase in the three months ended December 31, 2021 was primarily related to new program wins, expansion of our RF and microwave product lines and increases in legacy product sales.

In the three months ended December 31, 2021, our Data Center market revenue decreased by $4.7 million, or 13.3%, compared to the three months ended January 1, 2021. The decrease in the three months ended December 31, 2021 was primarily due to a decrease in sales of our high-performance analog Data Center products due to supply constraints.
Gross profit. Gross margin was 59.0% and 54.0% for the three months ended December 31, 2021 and January 1, 2021, respectively. Gross profit was $94.1 million and $80.3 million for the three months ended December 31, 2021 and January 1, 2021, respectively. Gross profit increased for the three months ended December 31, 2021 as compared to the three months ended January 1, 2021 primarily as a result of higher sales, favorable revenue mix, production efficiencies, as well as decreases in intangible amortization and warranty expense, partially offset by increases in employee-related costs.
Research and development. Research and development expense decreased by $1.5 million, or 4.0%, to $35.5 million, or 22.2% of our revenue, for the three months ended December 31, 2021, compared to $36.9 million, or 24.9% of our revenue, for the three months ended January 1, 2021. Research and development expense decreased in the three months ended December 31, 2021 primarily as a result of lower equipment rental charges and supplies and foundry costs.
Selling, general and administrative. Selling, general and administrative expense increased by $0.4 million, or 1.1%, to $31.6 million, or 19.8% of our revenue, for the three months ended December 31, 2021, compared to $31.3 million, or 21.0% of our revenue, for the three months ended January 1, 2021. Selling, general and administrative expense increased in the three months ended December 31, 2021 primarily due to an increase in employee-related and variable selling costs, offset by a decrease in intangible amortization.
Warrant liability expense. There was no warrant liability expense for the three months ended December 31, 2021, compared to an expense of $11.1 million for the three months ended January 1, 2021. The expense for the three months ended January 1, 2021 was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. During November 2020, all of the warrants were exercised and 857,631 shares of common stock were issued. For additional information refer to Note 10 - Stockholders' Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Interest expense, net. In the three months ended December 31, 2021, interest expense, net was $1.7 million, or 1.1% of our revenue, compared to $4.7 million, or 3.2% of our revenue, for the three months ended January 1, 2021. The decrease for the three months ended December 31, 2021 is primarily due to the adoption of ASU 2020-06 resulting in a lower effective interest rate on our long-term debt and the decrease in our long-term debt balance.
Other income (expense), net. In the three months ended December 31, 2021, other income, net was $114.9 million, or 72.0% of our revenue, compared to other expense, net of $4.5 million, or 3.0% of our revenue, for the three months ended January 1, 2021. The increase in the three months ended December 31, 2021 is primarily due to the gain on sale of our equity method investment of $118.2 million. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended
	December 31, 2021	January 1, 2021
Income tax expense	1,457	674
Effective income tax rate	1.0%	(8.1)%
Our estimated annual effective tax rate for the year ended September 30, 2022 is expected to be approximately 2%, adjusted for discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 31, 2021 and the three months ended January 1, 2021 was primarily driven by the continuation of a full valuation allowance against any benefit or expense associated with losses or income in the U.S. and income taxed in foreign jurisdictions at generally lower tax rates, where we are not in a valuation allowance because it is expected that we will be in a taxable income position. The gain on the sale of our equity interest in Ampere during the three months ended December 31, 2021 has been offset by our NOL carryforwards. For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Cash and cash equivalents, beginning of period	$156,537	$129,441
Net cash provided by operating activities	34,104	34,780
Net cash provided by (used in) investing activities	105,737	(24,769)
Net cash used in financing activities	(22,900)	(11,479)
Foreign currency effect on cash	(82)	755
Cash and cash equivalents, end of period	$273,396	$128,728
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended December 31, 2021 of $34.1 million consisted of a net income of $138.8 million, less adjustments to reconcile our net income to cash provided by operating activities of $88.4 million and cash used in operating assets and liabilities of $16.3 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included a net gain of $114.9 million related to the sale of our equity method investment offset by equity method investment losses, depreciation and intangible amortization expense of $15.2 million and share-based compensation expense of $9.9 million. In addition, cash used in operating assets and liabilities was $16.3 million for the three months ended December 31, 2021, primarily driven by an increase in accounts receivable of $12.9 million and an increase in inventories of $5.8 million.
Our cash flow from operating activities for the three months ended January 1, 2021 of $34.8 million consisted of a net loss of $9.0 million, plus cash used in operating assets and liabilities of $1.3 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $45.0 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included depreciation and intangible amortization expense of $18.2 million, share-based compensation expense of $10.1 million, a warrant liability expense of $11.1 million and a loss on an equity method investment of $4.8 million. In addition, cash used in operating assets and liabilities was $1.3 million for the three months ended January 1, 2021, primarily driven by an increase in accounts receivable of $9.3 million, offset by an increase in accounts payable of $5.4 million and a decrease in inventories of $2.6 million.
Cash Flow from Investing Activities
Our cash flow provided by investing activities for the three months ended December 31, 2021 of $105.7 million consisted primarily of proceeds from the sale of our equity method investment of $127.8 million, proceeds of $58.5 million for the sale and maturity of short-term investments, offset by purchases of $75.4 million of short-term investments and capital expenditures of $5.1 million. For additional information on the sale of our equity method investment, see Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our cash flow used in investing activities for the three months ended January 1, 2021 of $24.8 million consisted primarily of purchases of $82.0 million of short-term investments, capital expenditures of $2.9 million, offset by proceeds of $60.2 million related to the sale and maturity of short-term investments.
Cash Flow from Financing Activities
During the three months ended December 31, 2021, our cash used in financing activities of $22.9 million was primarily related to $27.8 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $5.1 million of proceeds from stock option exercises and employee stock purchases.
During the three months ended January 1, 2021, our cash used in financing activities of $11.5 million was primarily related to $11.8 million of repurchases of stock associated with employee tax withholdings on vested equity awards and $1.7 million of payments on long-term debt offset by $2.4 million of proceeds from stock option exercises and employee stock purchases.

Liquidity
As of December 31, 2021, we held $273.4 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $204.3 million of liquid short-term investments. During the three months ended December 31, 2021, our revolving credit facility, which had $160.0 million in borrowing capacity, expired and is no longer available. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 31, 2021, cash held by our indefinitely reinvested foreign subsidiaries was $32.1 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
We plan to use our remaining available cash and cash equivalents and short-term investments for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.
As of December 31, 2021, we had no off-balance sheet arrangements.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of December 31, 2021, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2021.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended December 31, 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2021-October 29, 2021	142,844	$68.88	—	—
October 30, 2021-November 26, 2021	239,511	74.64	—	—
November 27, 2021-December 31, 2021	535	76.28	—	—
Total	382,890	$72.49	—	—
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: January 27, 2022	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 27, 2022	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)