Form 10-Q
period 2022-07-01
MACOM Technology Solutions Holdings, Inc.
filed 2022-07-28
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, there were 69,997,229 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 1, 2022	October 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$132,170	$156,537
Short-term investments	404,169	188,365
Accounts receivable, net	106,594	84,570
Inventories	110,228	82,699
Prepaid and other current assets	12,344	9,365
Total current assets	765,505	521,536
Property and equipment, net	122,498	120,526
Goodwill	311,958	314,240
Intangible assets, net	59,289	84,685
Deferred income taxes	37,519	39,516
Other investments	2,500	15,342
Other long-term assets	33,801	38,300
Total assets	$1,333,070	$1,134,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$977	$958
Accounts payable	42,725	28,712
Accrued liabilities	57,731	63,374
Total current liabilities	101,433	93,044
Finance lease obligations, less current portion	27,292	28,037
Financing obligation	9,544	8,720
Long-term debt	565,509	492,097
Other long-term liabilities	33,652	40,511
Total liabilities	737,430	662,409
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	70	69
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	(2,766)	4,150
Additional paid-in capital	1,192,288	1,269,601
Accumulated deficit	(593,622)	(801,754)
Total stockholders’ equity	595,640	471,736
Total liabilities and stockholders' equity	$1,333,070	$1,134,145
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$172,259	$152,622	$497,027	$451,709
Cost of revenue	67,717	65,353	199,353	200,065
Gross profit	104,542	87,269	297,674	251,644
Operating expenses:
Research and development	37,625	33,610	108,550	105,165
Selling, general and administrative	30,914	29,985	93,481	91,758
Total operating expenses	68,539	63,595	202,031	196,923
Income from operations	36,003	23,674	95,643	54,721
Other (expense) income:
Warrant liability expense	—	—	—	(11,130)
Interest expense, net	(845)	(5,526)	(3,928)	(15,111)
Other income (expense), net	13	(2,661)	114,866	(4,287)
Total other (expense) income, net	(832)	(8,187)	110,938	(30,528)
Income before income taxes	35,171	15,487	206,581	24,193
Income tax expense	2,937	482	5,962	3,349
Net income	$32,234	$15,005	$200,619	$20,844

Net income per share:
Income per share - Basic	$0.46	$0.22	$2.88	$0.31
Income per share - Diluted	$0.45	$0.21	$2.82	$0.30
Weighted average shares used:
Basic	69,946	68,732	69,712	68,331
Diluted	71,060	70,880	71,130	70,282
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$32,234	$15,005	$200,619	$20,844
Unrealized (loss) gain on short term investments	(1,219)	75	(4,171)	(121)
Foreign currency translation loss, net of tax	(1,742)	(69)	(2,745)	(420)
Other comprehensive (loss) income, net of tax	(2,961)	6	(6,916)	(541)
Total comprehensive income	$29,273	$15,011	$193,703	$20,303
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 1, 2022	69,910	$70	(23)	$(330)	$195	$1,180,204	$(625,856)	$554,283
Vesting of restricted common stock and units	67	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	66	—	—	—	—	2,917	—	2,917
Shares repurchased for tax withholdings on restricted stock awards	(23)	—	—	—	—	(1,178)	—	(1,178)
Share-based compensation	—	—	—	—	—	10,345	—	10,345
Other comprehensive loss, net of tax	—	—	—	—	(2,961)	—	—	(2,961)
Net income	—	—	—	—	—	—	32,234	32,234
Balance as of July 1, 2022	70,020	$70	(23)	$(330)	$(2,766)	$1,192,288	$(593,622)	$595,640

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,351	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	122	—	—	—	—	5,364	—	5,364
Shares repurchased for tax withholdings on equity awards	(520)	—	—	—	—	(35,935)	—	(35,935)
Share-based compensation	—	—	—	—	—	30,260	—	30,260
Other comprehensive loss, net of tax	—	—	—	—	(6,916)	—	—	(6,916)
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	200,619	200,619
Balance as of July 1, 2022	70,020	$70	(23)	$(330)	$(2,766)	$1,192,288	$(593,622)	$595,640
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

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 1, 2022	July 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,619	$20,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	43,052	52,854
Share-based compensation	30,260	26,841
Warrant liability expense	—	11,130
Deferred financing cost and discount amortization and write-offs	1,281	6,029
Accretion of discount on convertible note	—	3,925
Deferred income taxes	2,110	2,200
(Gain) loss on equity method investment, net	(114,908)	287
Other adjustments, net	(85)	1,053
Change in operating assets and liabilities:
Accounts receivable	(22,024)	(25,735)
Inventories	(27,529)	8,089
Prepaid expenses and other assets	897	(1,025)
Accounts payable	14,128	3,100
Accrued and other liabilities	(12,657)	(1,606)
Income taxes	1,845	(384)
Net cash provided by operating activities	116,989	107,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	127,750	—
Purchases of property and equipment	(18,818)	(12,926)
Proceeds from sales and maturities of short-term investments	165,998	191,306
Purchases of short-term investments	(386,762)	(152,336)
Proceeds from sale of property and equipment	23	280
Net cash (used in) provided by investing activities	(111,809)	26,324
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of issuance costs	—	444,249
Payments on long-term debt	—	(545,321)
Payments on finance leases	(726)	(1,012)
Proceeds from stock option exercises and employee stock purchases	8,052	5,774
Repurchase of common stock - tax withholdings on equity awards	(35,935)	(23,404)
Net cash used in financing activities	(28,609)	(119,714)
Foreign currency effect on cash	(938)	481
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,367)	14,693
CASH AND CASH EQUIVALENTS — Beginning of period	156,537	129,441
CASH AND CASH EQUIVALENTS — End of period	$132,170	$144,134
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
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we determine estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; goodwill and long-lived asset valuations and associated impairment assessments; revenue reserves; share-based compensation valuations and income taxes.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2021 Annual Report on Form 10-K.
Pronouncements Adopted in Fiscal Year 2022
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. We early adopted this standard effective October 2, 2021 using the modified retrospective approach transition method. Therefore, the condensed consolidated financial statements for the three and nine months ended July 1, 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Refer to Note 8 - Debt for the impact of adoption on our 2026 Convertible Notes (as defined below).

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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue by Market:
Telecommunications	$61,988	$47,995	$180,738	$141,799
Industrial & Defense	75,509	71,370	215,794	205,078
Data Center	34,762	33,257	100,495	104,832
Total	$172,259	$152,622	$497,027	$451,709

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue by Geographic Region:
United States	$77,434	$70,329	$226,407	$206,566
China	47,613	44,521	129,705	124,097
Asia Pacific, excluding China (1)	27,225	22,023	83,756	69,310
Other Countries (2)	19,987	15,749	57,159	51,736
Total	$172,259	$152,622	$497,027	$451,709
(1)Asia Pacific primarily represents Australia, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand.
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
The following table presents the changes in contract liabilities during the nine months ended July 1, 2022 (in thousands, except percentage):

	July 1, 2022	October 1, 2021	$ Change	% Change
Contract liabilities	$2,633	$2,793	$(160)	(6)%
As of July 1, 2022 and October 1, 2021, $0.2 million and $0.9 million, respectively, of our contract liabilities, were recorded as other long-term liabilities on our balance sheet with the remainder recorded as accrued liabilities. During the three and nine months ended July 1, 2022, we recognized net sales of $0.3 million and $1.3 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the nine months ended July 1, 2022 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services.
3. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	July 1, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$130,741	$8	$(2,821)	$127,928
Commercial paper	277,605	50	(1,414)	276,241
Total short-term investments	$408,346	$58	$(4,235)	$404,169

	October 1, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$73,653	$151	$(171)	$73,633
Commercial paper	114,718	21	(7)	114,732
Total short-term investments	$188,371	$172	$(178)	$188,365

The contractual maturities of available-for-sale investments were as follows (in thousands):

	July 1, 2022	October 1, 2021
Less than one year	$316,363	$120,590
Over one year	87,806	67,775
Total available-for-sale investments	$404,169	$188,365

We have determined that the gross unrealized losses on available for sale securities as of July 1, 2022 and October 1, 2021 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments — As of July 1, 2022, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of July 1, 2022 and October 1, 2021, the carrying value of this investment was $2.5 million and is classified as a long-term investment.
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
During the three months ended December 31, 2021, we also recorded our proportionate share of the losses on this investment of $3.3 million in Other income (expense), net in our condensed consolidated statements of operations. We do not anticipate any further Ampere income or losses to be recorded. During the three and nine months ended July 2, 2021, we recorded net losses of $2.0 million and $0.3 million, respectively, associated with this investment. The nine months ended July 2, 2021 include a non-cash gain of $9.8 million associated with an increase in Ampere's equity.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 1, 2022.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	July 1, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$14,310	$14,310	$—	$—
Commercial paper	276,241	—	276,241	—
Corporate bonds	127,928	—	127,928	—
Total assets measured at fair value	$418,479	$14,310	$404,169	$—

	October 1, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$26,363	$26,363	$—	$—
Commercial paper	114,732	—	114,732	—
Corporate bonds	73,633	—	73,633	—
Total assets measured at fair value	$214,728	$26,363	$188,365	$—
All common stock warrants were exercised during the fiscal quarter ended January 1, 2021. During the nine months ended July 2, 2021, the change in the fair value of the warrant liability, classified within Level 3 of the fair value hierarchy, consist of the following (in thousands):

	October 2, 2020	Net Realized Losses Included in Earnings	Sales and Settlements	July 2, 2021
Common stock warrant liability	$25,312	$11,130	$(36,442)	$—

5. INVENTORIES
Inventories consist of the following (in thousands):

	July 1, 2022	October 1, 2021
Raw materials	$70,519	$50,950
Work-in-process	13,290	9,201
Finished goods	26,419	22,548
Total inventory, net	$110,228	$82,699
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	July 1, 2022	October 1, 2021
Construction in process	$19,058	$24,086
Machinery and equipment	222,362	200,843
Leasehold improvements	26,480	24,347
Furniture and fixtures	2,664	2,377
Computer equipment and software	17,983	17,749
Finance lease assets	34,417	35,589
Total property and equipment	322,964	304,991
Less accumulated depreciation and amortization	(200,466)	(184,465)
Property and equipment, net	$122,498	$120,526
Depreciation and amortization expense related to property and equipment for the three and nine months ended July 1, 2022 was $5.9 million and $17.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 2, 2021 was $5.8 million and $18.1 million, respectively.
7. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of revenue	$1,779	$3,806	$6,062	$11,489
Selling, general and administrative	6,276	7,602	19,334	23,318
Total	$8,055	$11,408	$25,396	$34,807

Intangible assets consist of the following (in thousands):

	July 1, 2022	October 1, 2021
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(369,415)	(344,019)
Intangible assets — net	$59,289	$84,685

A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of October 1, 2021	$428,704	$179,434	$245,870	$3,400	$314,240
Currency translation adjustment	—	—	—	—	(2,282)
Balance as of July 1, 2022	$428,704	$179,434	$245,870	$3,400	$311,958
As of July 1, 2022, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2022 Remaining	2023	2024	2025	2026	Thereafter	Total
Amortization expense	$8,037	26,048	15,410	3,490	1,644	1,260	$55,889
Accumulated amortization for acquired technology and customer relationships were $173.4 million and $196.0 million, respectively, as of July 1, 2022, and $167.3 million and $176.7 million, respectively, as of October 1, 2021.
8. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of July 1, 2022 and October 1, 2021, (in thousands, except percentages):

	July 1, 2022		October 1, 2021
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	3.31%	$120,766	2.33%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	4.25%
Total principal amount outstanding	570,766		570,766
Less: Unamortized discount on term loans and deferred financing costs	(5,257)		(5,567)
Less: Unamortized discount on convertible notes	—		(73,102)
Total long-term debt	$565,509		$492,097
Term Loans
As of July 1, 2022, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of July 1, 2022, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
During the nine months ended July 2, 2021, we repaid $543.6 million in principal under the Term Loans using $443.6 million of the net proceeds from our 2026 Convertible Notes offering, described below, as well as existing cash and short-term investments. In connection with this prepayment, we expensed unamortized deferred financing costs and recognized losses on extinguishment of debt of $0.6 million and $4.4 million for the three and nine months ended July 2, 2021, respectively. The loss on extinguishment is a non-cash adjustment to cash flows from operating activities in our condensed consolidated statements of cash flows for the nine months ended July 2, 2021.

As of July 1, 2022, there are no minimum principal repayments on the Term Loans until fiscal year 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $119.6 million and $120.2 million, as of July 1, 2022 and October 1, 2021, respectively, and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of July 1, 2022, approximately $0.7 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet.
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
For the three and nine months ended July 2, 2021, accretion of the Debt Discount included in interest expense was $3.6 million and $3.9 million, respectively, and as of July 2, 2021, the unamortized discount on the 2026 Convertible Notes was $76.8 million. For the three and nine months ended July 2, 2021, total interest expense for the 2026 Convertible Notes was $3.9 million and $4.2 million, respectively. For the three and nine months ended July 1, 2022, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.9 million, respectively.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $390.7 million and $479.4 million, as of July 1, 2022 and October 1, 2021, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of July 1, 2022; the full amount of $450.0 million is due in fiscal year 2026.
9. FINANCING OBLIGATION
On July 17, 2020, we entered into a power purchase agreement, which includes installation of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during construction and operation. As of July 1, 2022 and October 1, 2021, we capitalized $9.8 million and $8.9 million, respectively, to property and equipment, net, and recorded a corresponding liability of $9.8 million and $8.9 million, respectively, primarily to Financing obligation on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement which is expected to commence in fiscal 2022 and has a 15-year term.
10. STOCKHOLDERS' EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 1, 2022.
Common Stock Warrants—In March 2012, we issued warrants to purchase 1,281,358 shares of common stock for $14.05 per share. During the fiscal quarter ended January 1, 2021, the holders of the warrants made cashless exercises of 1,281,358 shares at an exercise price of $14.05 per share, resulting in the issuance of 857,631 shares of common stock.
During the nine months ended July 2, 2021, we recorded the changes in the estimated fair value of the warrants in the accompanying statements of operations. See Note 4 - Fair Value for additional information. See Note 11 - Earnings Per Share for impact of the common stock warrants on net income per share.

11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net income attributable to common stockholders	$32,234	$15,005	$200,619	$20,844
Denominator:
Weighted average common shares outstanding-basic	69,946	68,732	69,712	68,331
Dilutive effect of stock options, restricted stock and restricted stock units	1,114	2,148	1,418	1,951
Weighted average common shares outstanding-diluted	71,060	70,880	71,130	70,282

Net income to common stockholders per share-Basic:	$0.46	$0.22	$2.88	$0.31
Net income to common stockholders per share-Diluted:	$0.45	$0.21	$2.82	$0.30
During the nine months ended July 2, 2021, we had warrants outstanding which were measured at fair value. When calculating net income per share, we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in stock, including warrants. The table above excludes the effects of 116,659 shares for the nine months ended July 2, 2021 of potential shares of common stock issuable upon exercise of warrants as the inclusion would be antidilutive. The 2026 Convertible Notes do not have an impact on diluted net income per share for the three and nine months ended July 1, 2022 or July 2, 2021.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and nine months ended July 1, 2022.
13. SHARE-BASED COMPENSATION
Stock Plans
As of July 1, 2022, we had 5.3 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.4 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of July 1, 2022 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Outside of the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of July 1, 2022 and October 1, 2021, the fair value of outstanding ISUs was $4.0 million and $8.9 million, respectively, and the associated accrued compensation liability was $2.7 million and $6.2 million, respectively. During the three and nine months ended July 1, 2022, we recorded a benefit for ISU awards of $0.4 million and expense of $0.2 million, respectively. During the three and nine months ended July 2, 2021, we recorded expense of $0.6 million and $4.8 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of revenue	$929	$777	$3,035	$2,482
Research and development	3,709	3,198	10,818	10,183
Selling, general and administrative	5,707	4,166	16,407	14,176
Total share-based compensation expense	$10,345	$8,141	$30,260	$26,841
As of July 1, 2022, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $54.6 million, which we expect to recognize over a weighted-average period of 2.1 years. As of July 1, 2022, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.8 million.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the nine months ended July 1, 2022 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 1, 2021	2,351	$24.57
Granted	1,008	53.27
Vested and released	(1,351)	22.70
Forfeited, canceled or expired	(134)	37.83
Balance as of July 1, 2022	1,874	$40.40
Stock awards that vested during the nine months ended July 1, 2022 and July 2, 2021 had combined fair values of $92.7 million and $64.0 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
We granted 161,349 market-based PRSUs during the nine months ended July 1, 2022, at a weighted average grant date fair value of $89.82 per share, or $14.5 million. Recipients may earn between 0% and 200% of the target number of shares granted, based on our achievement of total shareholder return in comparison to a selected group of peer companies over a three-year performance period. The fair value of these awards was estimated using a Monte Carlo simulation and share-based compensation expense is recognized ratably over the service period, based on the grant date fair value of the awards subject to the market condition. The significant assumptions used in the Monte Carlo simulation to calculate the fair value of these market-based PRSUs are as follows:

Nine Months Ended
July 1, 2022
Grant date stock price	$66.12
Average stock price at the start of the performance period	$64.11
Risk free interest rate	0.8%
Years to maturity	3.00
Expected volatility rate	57.8%
Expected dividend yield	—

Stock Options
A summary of stock option activity for the nine months ended July 1, 2022 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding as of October 1, 2021	205	$14.29
Exercised	(190)	14.15
Forfeited, canceled or expired	—	—
Options outstanding as of July 1, 2022	15	$16.06	3.35	$423
Options vested and exercisable as of July 1, 2022	15	16.06	3.35	423
Aggregate intrinsic value represents the difference between our closing stock price on July 1, 2022 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million for the nine months ended July 1, 2022 and was $0.4 million and $2.5 million for the three and nine months ended July 2, 2021, respectively. There were no options exercised during the three months ended July 1, 2022.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Income tax expense	$2,937	$482	$5,962	$3,349
Effective income tax rate	8.4%	3.1%	2.9%	13.8%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rates for the three and nine months ended July 1, 2022 and July 2, 2021 was primarily driven by the continuation of a full valuation allowance against any expense or benefit associated with income or losses in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply. The gain on the sale of our equity interest in Ampere during the nine months ended July 1, 2022 has been offset by our net operating loss carryforwards.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax assets including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. We have determined that there was not sufficient objectively verifiable positive evidence to offset our significant negative objective evidence, therefore, we concluded that a full valuation allowance is appropriate for our U.S. deferred tax assets as of July 1, 2022.
Our deferred income tax asset balance as of July 1, 2022 and October 1, 2021 is primarily attributable to an initial $39.8 million deferred asset generated from an intra-entity transfer of a license for intellectual property during the fiscal quarter ended September 27, 2019. We expect this deferred tax asset to amortize over the life of the intellectual property.
There were no unrecognized tax benefits as of July 1, 2022 and October 1, 2021. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended July 1, 2022, we did not make any accrual or payment of interest or penalties.

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	July 1, 2022	July 2, 2021
Cash paid for interest	$4,332	$10,099
Cash paid for income taxes	$1,792	$1,378
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$2,367	$3,447
Additions to property and equipment, net included in liabilities	$1,241	$7,065
Issuance of common stock for the cashless exercise of warrants	$—	$36,442

During the nine months ended July 1, 2022 and July 2, 2021, we capitalized $0.9 million and $6.6 million, respectively, of non-cash costs to property and equipment associated with construction of a power generator that were paid by our service provider and included in non-cash capital expenditures above. See Note 9 - Financing Obligation.
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	July 1, 2022	October 1, 2021
United States	$107,227	$103,527
Europe (1)	11,992	12,766
Other Countries (2)	3,279	4,233
Total	$122,498	$120,526
(1)Europe primarily represents Finland, France, Ireland and Italy.
(2)Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Customer A	11%	10%	—	10%
Customer B	—	—	—	12%

Customer A did not represent more than 10% of our revenue in the nine months ended July 1, 2022. Customer B did not represent more than 10% of our revenue in the three and nine months ended July 1, 2022 or the three months ended July 2, 2021. No other customer represented more than 10% of revenue and none of our customers represented more than 10% of accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and nine months ended July 1, 2022, our top ten customers represented 51% and 47%, respectively, of total revenue, and for the three and nine months ended July 2, 2021, our top ten customers represented 48% and 51%, respectively, of total revenue.

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
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the nine months ended July 1, 2022, have a material impact on our consolidated operating results.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$172,259	$152,622	$497,027	$451,709
Cost of revenue (1)	67,717	65,353	199,353	200,065
Gross profit	104,542	87,269	297,674	251,644
Operating expenses:
Research and development (1)	37,625	33,610	108,550	105,165
Selling, general and administrative (1)	30,914	29,985	93,481	91,758
Total operating expenses	68,539	63,595	202,031	196,923
Income from operations	36,003	23,674	95,643	54,721
Other (expense) income:
Warrant liability expense (2)	—	—	—	(11,130)
Interest expense, net	(845)	(5,526)	(3,928)	(15,111)
Other income (expense), net (3)	13	(2,661)	114,866	(4,287)
Total other (expense) income, net	(832)	(8,187)	110,938	(30,528)
Income before income taxes	35,171	15,487	206,581	24,193
Income tax expense	2,937	482	5,962	3,349
Net income	$32,234	$15,005	$200,619	$20,844
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
(a) Intangible amortization expense:
Cost of revenue	$1,779	$3,806	$6,062	$11,489
Selling, general and administrative	6,276	7,602	19,334	23,318
(b) Share-based compensation expense:
Cost of revenue	$929	$777	$3,035	$2,482
Research and development	3,709	3,198	10,818	10,183
Selling, general and administrative	5,707	4,166	16,407	14,176
(2) Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 10 - Stockholders’ Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
(3) The nine months ended July 1, 2022 includes gain on sale of our equity method investment of $118.2 million. Includes net losses of $3.3 million for the nine months ended July 1, 2022 and net losses of $2.0 million and $0.3 million for the three and nine months ended July 2, 2021, respectively, associated with our equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. The three and nine months ended July 2, 2021 includes losses on extinguishment of debt of $0.6 million and $4.4 million, respectively. See Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.3	42.8	40.1	44.3
Gross profit	60.7	57.2	59.9	55.7
Operating expenses:
Research and development	21.8	22.0	21.8	23.3
Selling, general and administrative	17.9	19.6	18.8	20.3
Total operating expenses	39.8	41.7	40.6	43.6
Income from operations	20.9	15.5	19.2	12.1
Other (expense) income:
Warrant liability expense	—	—	—	(2.5)
Interest expense	(0.5)	(3.6)	(0.8)	(3.3)
Other income (expense), net	0.0	(1.7)	23.1	(0.9)
Total other (expense) income, net	(0.5)	(5.4)	22.3	(6.8)
Income before income taxes	20.4	10.1	41.6	5.4
Income tax expense	1.7	0.3	1.2	0.7
Net income	18.7%	9.8%	40.4%	4.6%
Comparison of the Three and Nine Months Ended July 1, 2022 to the Three and Nine Months Ended July 2, 2021
Revenue. Our revenue increased by $19.6 million, or 12.9%, to $172.3 million for the three months ended July 1, 2022, from $152.6 million for the three months ended July 2, 2021, and our revenue increased by $45.3 million, or 10.0%, to $497.0 million for the nine months ended July 1, 2022, from $451.7 million for the nine months ended July 2, 2021. The increase in revenue in the three and nine months ended July 1, 2022 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 1, 2022	July 2, 2021	% Change	July 1, 2022	July 2, 2021	% Change
Telecom	$61,988	$47,995	29.2%	$180,738	$141,799	27.5%
Industrial & Defense	75,509	71,370	5.8%	215,794	205,078	5.2%
Data Center	34,762	33,257	4.5%	100,495	104,832	(4.1)%
Total	$172,259	$152,622	12.9%	$497,027	$451,709	10.0%

Telecom	36.0%	31.4%		36.4%	31.4%
Industrial & Defense	43.8%	46.8%		43.4%	45.4%
Data Center	20.2%	21.8%		20.2%	23.2%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended July 1, 2022, our Telecom market revenue increased by $14.0 million, or 29.2%, compared to the three months ended July 2, 2021. In the nine months ended July 1, 2022, our Telecom market revenue increased by $38.9 million, or 27.5%, compared to the nine months ended July 2, 2021. The increase for the three and nine months ended July 1,

2022 was primarily driven by an increase in RF and microwave products for broadband access and video infrastructure, products targeted for 5G applications and carrier-based optical semiconductor products.
In the three months ended July 1, 2022, our I&D market revenue increased by $4.1 million, or 5.8%, compared to the three months ended July 2, 2021. In the nine months ended July 1, 2022, our I&D market revenue increased by $10.7 million, or 5.2%, compared to the nine months ended July 2, 2021. The increase in the three and nine months ended July 1, 2022 was primarily related to new program wins and expansion of our product lines, partially offset by lower sales of legacy products.
In the three months ended July 1, 2022, our Data Center market revenue increased by $1.5 million, or 4.5%, compared to the three months ended July 2, 2021. In the nine months ended July 1, 2022, our Data Center market revenue decreased by $4.3 million, or 4.1%, compared to the nine months ended July 2, 2021. The increase in the three months ended July 1, 2022 was primarily due to an increase in sales of our high-performance analog Data Center products partially offset by lower sales of legacy products. The decrease in the nine months ended July 1, 2022 was primarily due to a decrease in sales of legacy products partially offset by an increase in sales of our optical semiconductor Data Center products.
Gross profit. Gross margin was 60.7% and 57.2% for the three months ended July 1, 2022 and July 2, 2021, respectively, and 59.9% and 55.7% for the nine months ended July 1, 2022 and July 2, 2021, respectively. Gross profit was $104.5 million and $87.3 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $297.7 million and $251.6 million for the nine months ended July 1, 2022 and July 2, 2021, respectively. Gross profit increased for the three and nine months ended July 1, 2022 as compared to the three and nine months ended July 2, 2021 primarily as a result of higher sales, favorable revenue mix, production efficiencies, as well as decreases in intangible amortization and depreciation expense, partially offset by increases in production supplies, employee headcount and employee-related costs.
Research and development. Research and development expense increased by $4.0 million, or 11.9%, to $37.6 million, or 21.8% of our revenue, for the three months ended July 1, 2022, compared to $33.6 million, or 22.0% of our revenue, for the three months ended July 2, 2021. Research and development expense increased by $3.4 million, or 3.2%, to $108.6 million, or 21.8% of our revenue, for nine months ended July 1, 2022, compared to $105.2 million, or 23.3% of our revenue, for the nine months ended July 2, 2021. Research and development expense increased in the three and nine months ended July 1, 2022 primarily as a result of an increase in employee headcount, employee-related costs, share-based compensation expense, depreciation expense, development foundry costs and design software costs, partially offset by lower lease costs.
Selling, general and administrative. Selling, general and administrative expense increased by $0.9 million, or 3.1%, to $30.9 million, or 17.9% of our revenue, for the three months ended July 1, 2022, compared to $30.0 million, or 19.6% of our revenue, for the three months ended July 2, 2021. Selling, general and administrative expense increased by $1.7 million, or 1.9%, to $93.5 million, or 18.8% of our revenue, for the nine months ended July 1, 2022, compared to $91.8 million, or 20.3% of our revenue, for the nine months ended July 2, 2021. Selling, general and administrative expense increased in the three and nine months ended July 1, 2022 primarily due to an increase in employee-related costs, share-based compensation expense and variable selling costs, partially offset by a decrease in intangible amortization.
Warrant liability expense. There was no warrant liability expense for the three and nine months ended July 1, 2022 or the three months ended July 2, 2021, compared to an expense of $11.1 million for the nine months ended July 2, 2021. The expense for the nine months ended July 2, 2021 was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. During November 2020, all of the warrants were exercised and 857,631 shares of common stock were issued. For additional information refer to Note 10 - Stockholders' Equity to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Interest expense, net. In the three months ended July 1, 2022, interest expense, net was $0.8 million, or 0.5% of our revenue, compared to $5.5 million, or 3.6% of our revenue, for the three months ended July 2, 2021. In the nine months ended July 1, 2022, interest expense, net was $3.9 million, or 0.8% of our revenue, compared to $15.1 million, or 3.3% of our revenue, for the nine months ended July 2, 2021. The decrease for the three and nine months ended July 1, 2022 is primarily due to the issuance of our 2026 Convertible Notes with a lower interest rate as compared to our Term Loans, the adoption of ASU 2020-06 resulting in a lower effective interest rate on our 2026 Convertible Notes, as well as the reduction in our Term Loan balance. For additional information refer to Note 8 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other income (expense), net. In the three months ended July 1, 2022, other income, net was less than $0.1 million, or less than 0.1% of our revenue, compared to other expense, net of $2.7 million, or 1.7% of our revenue, for the three months ended July 2, 2021. In the nine months ended July 1, 2022, other income, net was $114.9 million, or 23.1% of our revenue, compared to other expense, net of $4.3 million, or 0.9% of our revenue, for the nine months ended July 2, 2021. The change in other income (expense), net in the three months ended July 1, 2022 is due to a loss from our equity method investment in the three months ended July 2, 2021 that was sold during the three months ended December 31, 2021. The increase in the nine months ended July 1, 2022 is primarily due to the gain on sale of our equity method investment of $118.2 million. See Note 3 -

Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Income tax expense	2,937	482	5,962	3,349
Effective income tax rate	8.4%	3.1%	2.9%	13.8%
Our estimated annual effective tax rate for the year ending September 30, 2022 is expected to be approximately 3%, adjusted for discrete taxation matters arising during the interim periods.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended July 1, 2022 and July 2, 2021 was primarily driven by the continuation of a full valuation allowance against any expense or benefit associated with income or losses in the U.S. and income taxed in foreign jurisdictions at generally lower tax rates, where a valuation allowance does not apply. The gain on the sale of our equity interest in Ampere during the nine months ended July 1, 2022 has been offset by our net operating loss carryforwards.
As of July 1, 2022, we maintain a full valuation allowance against our U.S. deferred tax assets. We will continue to monitor all evidence in the future as we assess the impact of the full valuation allowance for U.S. deferred tax assets. For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	July 1, 2022	July 2, 2021
Cash and cash equivalents, beginning of period	$156,537	$129,441
Net cash provided by operating activities	116,989	107,602
Net cash (used in) provided by investing activities	(111,809)	26,324
Net cash used in financing activities	(28,609)	(119,714)
Foreign currency effect on cash	(938)	481
Cash and cash equivalents, end of period	$132,170	$144,134
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended July 1, 2022 of $117.0 million consisted of a net income of $200.6 million, less adjustments of $38.3 million, to reconcile our net income to cash provided by operating activities, and cash used in operating assets and liabilities of $45.3 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included a net gain of $114.9 million related to the sale of our equity method investment offset by equity method investment losses, depreciation and intangible amortization expense of $43.1 million and share-based compensation expense of $30.3 million. In addition, cash used in operating assets and liabilities was $45.3 million for the nine months ended July 1, 2022, primarily driven by an increase in accounts receivable of $22.0 million, an increase in inventories of $27.5 million and a decrease of $12.7 million in accrued and other liabilities, partially offset by an increase in accounts payable of $14.1 million.
Our cash flow from operating activities for the nine months ended July 2, 2021 of $107.6 million consisted of a net income of $20.8 million, plus adjustments to reconcile our net income to cash provided by operating activities of $104.4 million, offset by cash used in operating assets and liabilities of $17.6 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $52.9 million, share-based compensation expense of $26.8 million, warrant liability expense of $11.1 million, deferred financing cost amortization and write-offs of $6.0 million and accretion of the discount on convertible debt of $3.9 million. In addition, cash used in operating assets and liabilities was $17.6 million for the nine months ended July 2, 2021, primarily driven by an increase in accounts receivable of $25.7 million, a decrease in inventories of $8.1 million and an increase in accounts payable of $3.1 million.

Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended July 1, 2022 of $111.8 million consisted primarily of purchases of $386.8 million of short-term investments and capital expenditures of $18.8 million, offset by proceeds from the sale of our equity method investment of $127.8 million and proceeds of $166.0 million for the sale and maturity of short-term investments. For additional information on the sale of our equity method investment, see Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our cash flow provided by investing activities for the nine months ended July 2, 2021 of $26.3 million consisted primarily of proceeds of $191.3 million for the sale and maturity of short-term investments, offset by purchases of $152.3 million of short-term investments and capital expenditures of $12.9 million.
Cash Flow from Financing Activities
During the nine months ended July 1, 2022, our cash used in financing activities of $28.6 million was primarily related to $35.9 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $8.1 million of proceeds from stock option exercises and employee stock purchases.
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
Liquidity
As of July 1, 2022, we held $132.2 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $404.2 million of liquid short-term investments. During the three months ended December 31, 2021, our revolving credit facility, which had $160.0 million in borrowing capacity, expired and is no longer available. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 1, 2022, cash held by our indefinitely reinvested foreign subsidiaries was $13.6 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
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
As of July 1, 2022, we had no off-balance sheet arrangements.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of July 1, 2022, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 1, 2022.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2021 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022, as filed with the SEC on April 28, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended July 1, 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2022-April 29, 2022	1,571	$52.45	—	—
April 30, 2022-May 27, 2022	19,005	52.18	—	—
May 28, 2022-July 1, 2022	2,168	47.97	—	—
Total	22,744	$51.79	—	—
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 1, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 1, 2022, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: July 28, 2022	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 28, 2022	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)