Form 10-K
period 2022-09-30
MACOM Technology Solutions Holdings, Inc.
filed 2022-11-14
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 1, 2022, the last business day of the registrant's second fiscal quarter, was approximately $2.9 billion based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2022 was 70,668,422.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 30, 2022.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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
“MACOM,” “MACOM Technology Solutions” and related logos are trademarks of MACOM Technology Solutions Holdings, Inc. All other brands and names listed are trademarks of their respective owners.

PART l
ITEM 1. BUSINESS
Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center industries. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (“GaAs”), gallium nitride (“GaN”), indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless communication systems including basestations, high-capacity optical networks, data center applications, radar, medical systems and test and measurement applications. Our primary end markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others; (2) I&D, which includes military and commercial radar, radio frequency (“RF”) jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
Many of our products have long life cycles ranging from five to ten years, and some of our products have been generating revenue for over 20 years. We continue to develop new products and technologies to improve our ability to serve our primary markets. Our growth strategy is focused on expanding our addressable markets and product portfolio, strengthening our customer relationships and capturing more design wins in order to increase our market share. As we grow our portfolio and technology base, we believe our customers will select more of our components for use in their systems.
Our manufacturing model consists of domestic semiconductor wafer fabrication assembly and test capabilities coupled with domestic and international external foundry and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters and in Ann Arbor, Michigan. Certain of our facilities have achieved certification to the IATF16949 automotive standard, the AS9100D aerospace standard, the ISO9001 international quality standard, the ISO14001 environmental management standard and the ANSI/ESD S20.20:2014 standard. We manufacture compound semiconductors including GaAs, GaN and InP. We have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a Trusted Foundry offers us further competitive differentiation.
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
Research and Development
Our research and development efforts are directed toward the rapid development of new and innovative products, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design and packaging technology defines the performance parameters and the competitive differentiation of our products. We believe some of our core competencies are the ability to model, design, test, integrate, package and manufacture differentiated solutions for our customers. We leverage these core competencies to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
Circuit design and device modeling expertise. Our engineers are experts in the design of analog and mixed signal circuits capable of reliable, high-performance RF, microwave, millimeter wave and optical signal transmission and conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power and environmentally rugged operating conditions.
Semiconductor process technology. We leverage our domestic semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.
Packaging expertise. Our extensive packaging expertise enables us to model the interaction between the semiconductor and its package. Our engineers adjust the design of both the semiconductor and the package, to optimize performance. We offer products in a variety of different package types for specific applications, including plastic over-molded, ceramic and laminate-based packaging.
We continue to invest in proprietary processes and packaging technologies to enable us to develop and manufacture high-value solutions. Our engineers’ radar, optical, microwave and millimeter wave system-level design expertise allow us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality.
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: Telecom, I&D and Data Center. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we generally expect to benefit from growth in these markets. We expect our revenue in the Telecom market to be driven, in part, by 5G deployments and expansion of optical networks, with continued upgrades and expansion of communications equipment and increasing adoption of bandwidth-rich services. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio which services test and measurement, satellite communications, civil and military radar, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of cloud-based services and the upgrade of data center architectures to 100G, 200G, 400G and 800G interconnects, which we expect will drive adoption of higher speed optical and photonic wireless links.
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
Our expertise in system-level architectures and advanced IC design capability enables us to offer network original equipment manufacturer (“OEM”) customers highly integrated solutions optimized for performance and cost. Our portfolio of opto-electronics products includes clock and data recovery, optical post amplifiers, laser and modulator drivers, transimpedance amplifiers, transmitter and receiver applications in 2.5/10/40/100/400 gigabits per second long haul, metro, data center links and FTTx fiber optic network components that enable telecommunications carriers and data centers to cost-efficiently increase their network capacity by a factor of four to ten times over earlier generation solutions. We match our opto-electronic components to our laser and photodetector products enabling our customers to buy more complete solutions for their opto-electronic systems. For optical communications applications, we utilize a proprietary combination of GaAs, InP and Silicon Germanium (“SiGe”) technologies to obtain advantages in performance and size. For wired broadband applications, we offer OEM customers the opportunity to streamline their supply chain through our broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles, RF jammers, electronic countermeasures and smart munitions. Military applications are becoming more sophisticated and requiring more high-speed bandwidth, favoring higher performance semiconductor ICs based on GaAs and GaN technologies due to their high power density, improved power efficiency and broadband capability.
We believe our analog design capabilities, technology portfolio, in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with Trusted Foundry status which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (“MMICs”), control components, voltage-controlled oscillators (“VCOs”), transformers, power pallets, amplifiers and diodes. We believe manufacturing products in our Lowell, Massachusetts Trusted Foundry offers us a competitive advantage in the I&D market because of certain customers’ requirements for a domestic supply chain.
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
We enable the market with a complete product portfolio of PAM-4 PHYs, TIAs, Modulator Drivers, Lasers, Photodetectors and Silicon Photonics, and, in some cases, individual component designs are optimized for use together as a chipset.
To address our primary markets, we offer a broad range of standard and custom ICs and components. Our product catalog currently consists of thousands of products including the following key product platforms: amplifiers, ICs, diodes, switches and switch limiters, passive and active components and multi-chip modules. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise in power amplifier technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems.
The table below presents the major product families.

MAJOR PRODUCT FAMILIES
Amplifiers	HDcctv Devices	Optical Receivers
Bulk Acoustic Wave Filters	Integrated IC & Modules	Passives
Capacitors	Laser & Modulator Drivers	Photodiodes
Clock and Data Recovery	Lasers	Photonic Devices
Control Products	Limiters	RF Power Products
Crosspoint Switches	Linear Equalizers	SDI Products
Diodes	Network Connectivity Solutions	Switch LNAs
Frequency Conversion	Optical Post Amplifiers	Transimpedance Amplifiers
Frequency Generation

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
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, applications engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 30.9%, 35.0% and 45.3% of our revenue in fiscal years 2022, 2021 and 2020, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our distributors, Richardson RFPD, Inc., (“Richardson”), accounted for 10.7% and 13.5% of our revenue in fiscal years 2021 and 2020, respectively, but did not exceed 10% in fiscal year 2022. Sales to two other resellers, Gateway Tech Company Limited (“Gateway”) and Pangaea (H.K.) Limited (“Pangaea”), both individually accounted for 11.5% of our revenue in fiscal year 2020, but did not individually exceed 10% in fiscal years 2022 or 2021. For fiscal years 2022, 2021 and 2020, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 47.1%, 43.7% and 40.0% of our revenue, respectively.
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
We compete with Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Credo Technology Group Holding Ltd. (“Credo”), Marvell Technology Inc. (“Marvell”), MaxLinear Inc. (“MaxLinear”), Microchip Technology Incorporated (“Microchip”),

NXP Semiconductors N.V. (“NXP”), Qorvo, Inc. (“Qorvo”), Semtech Corporation (“Semtech”), Skyworks Solutions, Inc. (“Skyworks”) and Wolfspeed, Inc. (“Wolfspeed”).
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
 As of September 30, 2022, we had 574 U.S. and 187 foreign issued patents and 103 U.S. and 148 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2022 to 2041. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allows us to efficiently produce a wide range of low, medium and high-volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers. Our operations team has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities provides us with the flexibility to respond to new market opportunities, simplifies operations, provides access to a wider array of process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully outsourced turnkey manufacturing of our products.
The principal materials used in the production of our IC products are high purity source materials such as gallium, aluminum, arsenic, nitrite, carbon and silicon. We purchase a wide variety of semiconductors, wafers, packages, metals, printed circuit boards, electromechanical components and other materials from hundreds of suppliers worldwide for use in our operations. These supply relationships are generally conducted on a purchase order basis. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key raw materials and components, and the lack of control over delivery schedules, capacity, quality and costs.

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
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. The following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Cork, Ireland; Ithaca, New York; Santa Clara and Newport Beach, California; Morrisville, North Carolina; Ann Arbor, Michigan; Nashua, New Hampshire; and Hsinchu, Taiwan. The following facilities have also achieved certification to the AS9100D aerospace standard: Lowell, Massachusetts; Morrisville, North Carolina; Ann Arbor, Michigan; and Nashua, New Hampshire. In addition, our Lowell, Massachusetts facility has received IATF16949 automotive quality management system certification and the ISO 14001:2015 environmental management system certification.
The ESD Association provides standards for safe and proper handling of electrostatic discharge (“ESD”) in electronic manufacturing environments. Our following locations have each received ANSI/ESD S20.20:2014 certification: Lowell, Massachusetts; Ann Arbor, Michigan; Allentown, Pennsylvania; Morrisville, North Carolina; Nashua, New Hampshire; and Hsinchu, Taiwan.
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

Human Capital
Employees. As of September 30, 2022, we employed approximately 1,200 individuals worldwide, including approximately 430 in research and development. We have employees across 17 countries, with 71% in North America, 20% in Asia Pacific and 9% in Europe. None of our domestic employees are represented by a collective bargaining agreement; however, as of September 30, 2022, approximately 20 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
Approximately 70% and 30% of our workforce is male and female, respectively. Females represented approximately 11% of our senior management and approximately 15% of our engineering roles.
Corporate Culture and Employee Engagement. We are committed to fostering a corporate culture that encourages and seeks the betterment of the Company and the communities in which we conduct business. Through our charitable giving program, we encourage employees to volunteer up to eight hours per year to the communities in which we operate. Additionally, our employees engage directly with the community, volunteering their time to a number of organizations. We strive to foster a sense of community and well-being that encourages our employees to focus on both their and the Company’s long-term success. We realize that continuous engagement with our employees in a transparent, collaborative manner that builds trust is vital to driving successful outcomes. Executive management regularly conducts town hall-style meetings with employees to address business operations, strategy, market conditions and other topics. This format encourages open dialogue and provides employees with an opportunity to ask questions and voice opinions and ideas.
Retention and Development. We devote substantial efforts to retaining, motivating and supporting our employees, including by providing tuition and professional development reimbursement to eligible employees as well as opportunities for internal growth and advancement. Performance reviews are conducted at least annually for all employees, during which employees and managers address goals, development opportunities, strengths and areas for improvement. We have also maintained an internship program that supports the professional development of interns and serves as a recruitment tool for full-time employees. We monitor voluntary attrition as an indicator of employee engagement. During fiscal year 2022, our voluntary attrition rate was approximately 11%.
Compensation. Our compensation policies recognize and reward individual and collective contributions to our growth and success. We offer, among other things, competitive and balanced compensation programs commensurate with those of our peers and competitors, including, but not limited to, well-rounded healthcare, prescription drug and disability insurance benefits for our employees and their families, a 401(k) plan for our U.S.-based employees and similar retirement savings programs for certain of our non-U.S.-based employees with a matching contribution by the Company and an employee stock purchase plan. We provide competitive paid time-off benefits, a parental leave program following the birth, adoption or fostering of a child and an employee assistance plan that provides professional support, access to special programs and certain resources to our employees experiencing personal-, work-, financial- or family-related issues.
Diversity, Equity Inclusion & Belonging (DEI&B). We have a diverse employee base, serving a wide variety of customers across multiple geographies. We are strengthened by the broad diversity of our employees’ perspectives, backgrounds, cultures, lifestyles and experiences.
We continue to create a culture of DEI&B in the workplace in order to promote and effect change at the corporate and community levels. We support establishing a work environment where everyone has equal opportunities to learn and grow. Our DEI&B efforts are guided by the following principles:
•Diversity is the representation of different people in an organization.
•Equity is ensuring that everyone has fair, just and equal opportunities at work.
•Inclusion is ensuring that everyone has an equal opportunity to contribute to and influence every part and level of a workplace.
•Belonging is ensuring that everyone feels safe and welcome at work.
We regularly use our employee newsletter and communications meetings to share information, opportunities and updates with our workforce on our DEI&B and other initiatives. We are committed to providing equal opportunity in all aspects of employment and do not tolerate discrimination or harassment of any kind. We maintain a policy against unlawful discrimination, harassment and retaliation which sets forth our position on the prohibition of all forms of discrimination and harassment in the workplace.
Safety, Health and Well-being. We have health and safety team members to support compliance requirements and also promote and encourage employees to maintain healthy and safe lifestyles. Our goal is to reduce the potential for injury or illness by maintaining safe working conditions, such as providing proper tools and training to all employees. Additionally, we offer resources to our employees to encourage healthy habits, such as health coaches, wellness incentives and a diabetes prevention program.
As a global organization, we followed and continue to follow local government guidance related to COVID-19 in every jurisdiction where we operate. In particular, we continue to follow government-issued orders, we have directed social distancing, we have minimized our in-person workforce and we continue to adhere to requirements for temporary site closures. We have implemented extensive onsite health and safety protocols to protect our employees, including onsite health screening, free private COVID-19 testing, and onsite COVID-19 vaccination clinics in our Lowell, Massachusetts headquarters. We also supported our workforce with advice and guidance on protecting their own health and the health of their families. We will continue to prioritize the health and safety of our employees during the remainder of the COVID-19 pandemic and thereafter.
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
We have completed several acquisitions and divestitures to attempt to further align our businesses to our primary markets. Those transactions include:
In January 2017, we acquired Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment (the “AppliedMicro Acquisition”) in order to expand our business in enterprise and Cloud Data Center applications.
In October 2017, following the acquisition of AppliedMicro, we divested AppliedMicro's Compute business (the “Compute business”) and received an equity interest in Ampere Computing Holdings LLC which we sold on December 23, 2021. See Note 4 - Investments to our Consolidated Financial Statements included in this Annual Report for more information.
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
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the fiscal year ended September 30, 2022, have a material impact on our consolidated operating results.
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
Our industry may be affected from time to time, and is currently being affected, by limited supplies of certain key components, materials and services. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. In particular, the ongoing COVID-19 pandemic has caused shortages of certain semiconductor components and delays in shipments, and these issues may be further exacerbated by supply chain disruptions caused by geopolitical unrest, including the conflict between Russia and Ukraine. If key components, materials or services are unavailable, our costs could increase and our revenue could decline.
Our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. Any catastrophic loss or significant damage to any of these facilities, particularly our Lowell, Massachusetts, Nashua, New Hampshire and Hsinchu, Taiwan locations, could materially disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and, in some instances, could significantly curtail our research and development efforts, and adversely affect our business and financial results, revenue and profitability.

We are subject to supply, order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring a liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, as our forecasts of demand are then based on estimates provided by multiple parties. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory, write-downs and unexpected costs. Conversely, if we underestimate our customers’ requirements or are not able to secure components, materials and/or fabrication facility capacity, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships. Furthermore, obtaining additional supply in the face of any component shortages may be costly or impossible, particularly in the short term, due to ongoing supply chain constraints and growing inflationary pressures, which could prevent us from fulfilling orders in a timely manner or at all. If our own supply chain or others from whom our customers source are unable to deliver required components to our customers, then our customers may delay or cancel their product orders from us. Any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Inflation rates in the markets in which we operate have increased and may continue to rise. Recent inflation has led us to experience higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
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
Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control, including: general economic growth or decline in the U.S. or foreign markets; reduction or cancellation of orders by customers; the amount of new customer orders we book and ship in any particular fiscal quarter; relative linearity of our shipments within any particular fiscal quarter; the gain or loss of a key customer or significant changes in demand and/or fluctuations in the markets we serve; fluctuations in the levels of component inventories held by our customers and accurate forecasting by customers; fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products; success of our investments in research and development; availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply; effects of seasonal and other changes in customer demand; effects of competitive pricing pressures, including decreases in average selling prices of our products; loss of key personnel or the shortage of available skilled workers; our failure to remain abreast of new and improved semiconductor process technologies; failure of our partners in strategic alliances, which may prevent us from achieving commercial success in such alliance; the exposure of our operations to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes; changes in laws and regulations in the U.S. and other countries, or the interpretations thereof; and the effects of war, natural disasters, global pandemics, acts of terrorism, macroeconomic uncertainty or decline including increased levels of inflation, or geopolitical unrest.

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
The ongoing COVID-19 pandemic has resulted in authorities throughout the world, including areas in which we operate, implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home directives and lockdowns and business shutdowns. These measures, as well as transportation disruptions, including reduced availability of air transport, port closures and increased border controls, have impacted, and may further impact in the future, our operations, the operations of our customers and those of our respective vendors and suppliers. There is considerable uncertainty regarding the duration and effect of existing measures and potential future measures, and depending on the magnitude of the disruptions, our business, financial condition and results of operations may be materially and adversely affected.
The ongoing impact of the COVID-19 pandemic remains fluid and uncertain, and it could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, negatively impact our supply chain, restrict our ability to provide certain products or delay the introduction of new product offerings. In addition, there are ongoing global impacts resulting from the pandemic, including shortages of semiconductor components and delays in shipments, which has impacted product production and delivery to customers. We continue to assess our business practices in light of changing conditions and emerging trends resulting from the evolving pandemic and a resurgence of COVID-19 may require us to further modify our business practices, including taking measures related to restricting employee travel, canceling physical participation in meetings, events and conferences, requiring employees to work from home and operating with a limited number of employees in certain locations, which could result in production delays and limit our ability to satisfy orders for certain products. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and suppliers. Moreover, the COVID-19 pandemic or any worsening of the global economic environment as a result thereof, including increased inflationary pressures, may have the effect of exacerbating other risks described elsewhere in this Part I, “Item 1A - Risk Factors.”
The degree to which the COVID-19 pandemic may impact our business, financial condition, results of operations, liquidity and cash flows will continue to depend on future developments, which remain highly uncertain and cannot be predicted. Furthermore, the continued spread of COVID-19 could cause a further economic slowdown or recession and result in adverse impacts to our overall business, such as increased credit and collectability risks, adverse impacts on our supply chain, asset impairments, declines in the value of our financial instruments and adverse impacts on our capital resources. The ultimate impact of the outbreak on our business, financial condition and results of operations remains highly uncertain and subject to change.
We depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended September 30, 2022, no direct customer individually accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 48.2% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. Although our internal information technology team actively takes steps to protect our information and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information or disrupt operations by deploying malicious code. A number of large, public companies have recently experienced losses based on ransomware and/or phishing attacks and other cyber-attacks. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments, including the ongoing COVID-19 pandemic, which has led to increased remote working arrangements, as well as the conflict between Russia and Ukraine, which has been associated with an increase in cyber-attacks, have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.
Any compromise of our information or operational technology systems could result in unauthorized publication, exfiltration or misappropriation of our confidential business or proprietary information or intellectual property; result in the unauthorized release of customer, supplier or employee data; lead to violations of privacy or other laws; extortion; allow competitors to profit from our intellectual property or trade secrets; delay or disrupt our operations; expose us to a risk of investigations and litigation; cause us to incur direct losses if attackers access our bank or investment accounts; undermine investor or market confidence, or damage our reputation. The direct and indirect cost and operational consequences of implementing data protection measures either as a response to specific breaches or as a result of evolving risks could be significant. In addition, our inability to use or access our information or operational systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from a technology failure could adversely affect our business, operations and financial results.
Third parties with which we conduct business, such as foundries, assembly and test contractors and distributors, have access to certain portions of our sensitive data (including trade secrets and other intellectual property). In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.

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
Our term loan could result in outstanding debt with a claim to our assets that is senior to that of our stockholders and may have other adverse effects on our results of operations.
As of September 30, 2022, we had a term loan facility with an outstanding principal balance of $120.8 million. The facility is secured by a first priority lien on our assets and those of our domestic subsidiaries. The amount of our indebtedness could have important consequences, including that we may be unable or limited in our ability to obtain additional financing on favorable terms in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; we may be limited in our ability to make distributions to our stockholders in a sale or liquidation until our debt is repaid in full; we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions, including rising rates of inflation; and we cannot assure you that our business will generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs.
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
The legal system in many of the regions where we conduct business or where we may potentially make future investments through expansion, which may include acquisitions, can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under certain legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements and norms regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act.
Sales to customers located outside the U.S. accounted for 53.3% of our revenue for the fiscal year ended September 30, 2022. Sales to customers located in China and the Asia Pacific region typically account for a substantial majority of our overall sales to customers located outside the U.S. For example, fiscal year 2022 sales to customers in China and the Asia Pacific region accounted for 26% and 16% of total fiscal year 2022 sales, respectively. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, domestic semiconductor supply chain initiatives, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in May 2019, the BIS added Huawei Technologies Co. Ltd. (“Huawei”) and many of its affiliates to its Entity List (and subsequently added additional Huawei affiliates), which effectively blocks exports of U.S. products to Huawei and such affiliates. Additionally, in October 2022, the BIS introduced novel restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which restrict or prohibit the ability to sell, ship and support certain equipment and services to China. Such actions in the future, as well as China’s continuously evolving policies, laws and regulations, including those related to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation (including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers) and intellectual property rights and enforcement and protection of those rights, could increase the cost of doing business in China, foster the emergence of additional Chinese-based competitors and/or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations. Additionally, other factors affecting the Chinese economy, such as government-imposed lockdowns in response to the COVID-19 pandemic, inflation, geopolitical conflict, or otherwise, could limit the demand in China for electronic devices containing our products, which could have a material adverse effect on our business and results of operations.
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
In addition, if terrorist activity, armed conflict, civil, economic or military unrest, natural disasters, global pandemics, embargoes or other economic sanctions, enforcement actions against governments, governmental entities or private entities or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, labor issues and transportation and other disruptions, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events, including the conflict between Russia and Ukraine, could have a material adverse effect on our operating results.
Risks Relating to Production Operations
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We operate a leased semiconductor wafer processing and manufacturing facility at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan site. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. The effectiveness of our supply chain could be adversely affected by such issues and harm our results of operations. In August 2022, the U.S. enacted the CHIPS and Science Act of 2022 (the “CHIPS Act”), which provides certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the U.S., which may potentially be available to us and our competitors; however, there can be no assurance as to which companies will receive such incentives and whether the CHIPS Act will have a positive or negative impact on our competitive position.
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
The semiconductor industry requires substantial investment in technology as well as research and development in order to bring to market new and enhanced technologies and products. Our research and development expenses were $148.2 million for the fiscal year ended September 30, 2022. In each of the last three fiscal years, we invested in research and development as part of our strategy toward the development of innovative products and solutions to help support our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our research and development expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may generate an inadequate return on investment, if any, or may take longer than we anticipate to generate a return. For example, we have in the past and may continue to experience additional and new unexpected difficulties, expenses or delays in qualifying and completing certain of our development projects including our GaN-on-Silicon, Silicon Photonics, certain Laser products and our AFRL related process technology transfer. These development risks may be associated with internal MACOM capabilities and/or external factors, which may include, but not limited to, matters with one or more third party foundries, assembly and test suppliers, qualifying related products with our customers and marketing efforts, and we may not be successful in process or product qualification and/or manufacturing cost reductions. In addition, we may not realize the competitive advantage we anticipate from related investments and may not realize customer demand for this technology that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We may not be successful in our research and development efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher research and development expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully outsourced turnkey manufacturing of our products. We expect to increase our use of outsourced manufacturing in the future as a strategy. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. These vendors may choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so we may be liable for resulting damages and expense incurred by our customers.
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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of September 30, 2022, we had $645.8 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the 2017 Tax Cuts and Jobs Act (“Tax Act”), will expire at various dates through 2038, while those generated subsequent to the Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited. Realization of our deferred tax assets is dependent upon us generating sufficient future taxable income. Deferred tax assets are reviewed and assessed on a periodic basis for future realizability. Future charges against our earnings could result in all or some portion of the deferred tax asset to not be realized. This could be caused by, among other things, deterioration in our operational performance, future impairment charges, adverse market conditions, geopolitical unrest, adverse changes in tax and other applicable laws or regulations and a variety of other factors. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
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
In addition, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. A significant judgment or fine levied against us or agreed settlement payment could materially harm our business, financial condition and results of operations. For example, since 1993, one of our legal entities has been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used the Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The

U.S. Environmental Protection Agency has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site. Based on currently available information with respect to the total anticipated level of investigatory, remedial and monitoring costs to be incurred by the group of PRP’s and our allocable share of those costs, we have a loss accrual for the Omega Site that is not material. However, the proceedings are ongoing and several factors beyond our control could cause this loss accrual to prove inadequate, and any future increases to our allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site.
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
There has been an increased focus on corporate environmental, social and governance (“ESG”) responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate ESG practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Customer demands and regulations related to “conflict” minerals may force us to incur additional expenses and liabilities.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated rules regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These requirements may adversely affect our ability to source related minerals and metals and increase our related cost. We face difficulties and increased expenses associated with complying with the related disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products or may provide us information that is inaccurate or inadequate. If those risks arise or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of SEC rules and executive orders. If we cannot satisfy such customers, they may choose a competitor’s products or disqualify us as a supplier, and we may experience lower than expected revenues or have to write off inventory in the event that it becomes unsalable as a result of these regulations.
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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on processing personal data across our business. For example, the General Data Protection Regulation (“GDPR”) requires compliance with rules regarding the handling of personal data belonging to individuals in the European Economic Area, and the California

Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) provide enhanced privacy rights and consumer protection for residents of California. It is costly to comply with the GDPR, CCPA, CPRA and other similar laws and regulations. Further, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or 4% of worldwide annual revenues, whichever is greater. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the applicable data privacy regimes.
Risks Relating to Business Strategies and Personnel
We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, our significant competitors include, among others, ADI, Broadcom, Credo, Marvell, MaxLinear, Microchip, NXP, Qorvo, Semtech, Skyworks and Wolfspeed.
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
We believe our continued ability to recruit, hire, retain and motivate highly skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In particular, the loss of any member of our senior management team could strengthen a competitor, weaken customer relationships or harm our ability to implement our business strategy. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us and has in the past and could in the future, damage our business relationship with these parties.
We depend on third-party sales representatives and distributors for a material portion of our revenues.
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 30.9% of our revenue for the fiscal year ended September 30, 2022. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
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
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities and workforce, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. For example, in June 2019, we committed to a restructuring plan designed to streamline and improve our operations that included the refocusing of certain research and development activities and a reduction in workforce. Any restructuring initiatives could result in potential adverse effects on employee capabilities, our continued ability to recruit, hire, retain and motivate highly skilled engineering, operations, sales, administrative, managerial and other key personnel, our ability to achieve design wins and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of a restructuring plan on our employees may limit our ability to meet and satisfy the demands of our customers and, as a result, have a material impact on our business, financial condition and results of operations.
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
We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control. In addition to the risks described in this Annual Report, other factors that may cause the market price of our common stock to fluctuate include changes in general economic, political, industry and market conditions; general market price and volume fluctuations, including increased inflationary pressure and other volatility including pandemics; domestic and international economic factors unrelated to our performance; actual or anticipated fluctuations in our quarterly operating results; changes in or failure to meet publicly disclosed expectations as to our future financial performance; changes in securities analysts’ estimates of our financial performance, lack of research and reports by industry analysts or negative research and reports by industry analysts; addition or loss of significant customers; announcements by us or our competitors, customers or suppliers of significant products, contracts, acquisitions, strategic partnerships or other events; any future sales of our common stock or other securities; and additions or departures of directors, executives or key personnel.
For example, on August 1, 2017 we announced results of operations for our third quarter of fiscal year 2017 and a financial outlook for our fourth quarter of fiscal year 2017 that were below the then-current consensus of securities analyst expectations which resulted in a cumulative decline in the market price of our common stock of approximately 35.0%. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our largest stockholders control a significant amount of our outstanding common stock. As of September 30, 2022, John and Susan Ocampo beneficially owned 25.2% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.
Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that stockholders may consider beneficial and may adversely affect the price of our stock.
Provisions of our fifth amended and restated certificate of incorporation and third amended and restated bylaws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorization of the issuance of “blank check” preferred stock, staggered elections of directors and advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporate Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock. Our board of directors could rely on Delaware law to prevent or delay an acquisition of the Company and this reliance could reduce our value.
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

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2038
Newport Beach, California	R&D, AE and S&M	57,412	December 2029
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2026
Nashua, New Hampshire	R&D, T&A, P&F and RT	33,750	December 2024
Santa Clara, California	R&D, AE and S&M	26,909	October 2024
Hsinchu, Taiwan	P&F, T&A and RT	24,282	December 2022
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 10, 2022 was approximately 73. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from September 29, 2017 through September 30, 2022 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $44.61 on September 29, 2017 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of September 29, 2017, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	September 29, 2017	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022

MACOM Technology Solutions Holdings, Inc.	$100.00	$46.18	$48.60	$75.77	$146.47	$116.10
Nasdaq Composite Index	$100.00	$125.17	$124.88	$175.91	$232.92	$170.38
PHLX Semiconductor Index	$100.00	$118.69	$136.71	$200.32	$297.82	$213.55
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended September 30, 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2022—July 29, 2022	318	$48.45	—	—
July 30, 2022—August 26, 2022	368	64.73	—	—
August 27, 2022—September 30, 2022	529	55.41	—	—
Total	1,215	$56.41	—	—
(1)Our board of directors has approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our employees. Pursuant to an election for “withhold to cover” made by our employees in connection with the vesting of such awards, all of which were outside of a publicly announced repurchase plan, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

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

OVERVIEW
We design and manufacture semiconductor products for Telecom, I&D and Data Center industries. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, GaAs, GaN and InP fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include ICs, MCMs, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and FTTx/PON, among others; (2) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
See “Item 1 - Business” for additional information.

Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2022 and 2021 each consisted of 52 weeks, and fiscal year 2020 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year. Our first quarter of fiscal year 2020, ended January 3, 2020, included 14 weeks.
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
We expect our revenue in the I&D market to be driven by the expanding product portfolio that we offer which services applications such as test and measurement, satellite communications, civil and military radar, industrial, automotive, scientific and medical applications, further supported by growth in applications for our multi-market catalog products.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; revenue reserves; share-based compensation valuations and income taxes.
Inventory valuation
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
Revenue reserves
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
Share-based compensation expense
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
Income taxes
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
On a periodic basis, we reassess our valuation allowances on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fiscal fourth quarter of 2022, we reassessed our valuation allowances and considered positive evidence including significant cumulative consolidated and U.S. income over the three years ended September 30, 2022, continued revenue growth combined with profitability and expectations regarding financial forecasts, and negative evidence, including the uncertainty posed by the current economic and geopolitical environment and global supply chain and determined that the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets should be released as of September 30, 2022.
Significant judgment is required in making these assessments to maintain or reverse the majority of our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. This resulted in a tax benefit of $202.8 million, or $2.91 per basic share in fiscal year 2022.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2022	2021	2020

Revenue	$675,170	$606,920	$530,037
Cost of revenue (1)	268,989	265,065	259,871
Gross profit	406,181	341,855	270,166
Operating expenses:
Research and development (1)	148,228	138,844	141,333
Selling, general and administrative (1)	125,279	122,009	124,306
Restructuring charges (2)	—	—	1,139
Total operating expenses	273,507	260,853	266,778
Income from operations	132,674	81,002	3,388
Other income (expense):
Warrant liability expense (3)	—	(11,130)	(12,948)
Interest expense, net	(4,300)	(20,593)	(27,380)
Other income (expense), net (4)	114,746	(6,334)	(4,622)
Other income (expense), net	110,446	(38,057)	(44,950)
Income (loss) before income taxes	243,120	42,945	(41,562)
Income tax (benefit) expense (5)	(196,835)	4,972	4,516
Net income (loss)	$439,955	$37,973	$(46,078)
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2022	2021	2020
(a) Intangible amortization expense:
Cost of revenue	$7,839	$15,296	$17,462
Selling, general and administrative	25,592	30,917	32,868
Total intangible amortization expense	$33,431	$46,213	$50,330
(b) Share-based compensation expense:
Cost of revenue	$4,038	$3,298	$3,609
Research and development	14,940	13,332	12,794
Selling, general and administrative	22,207	18,368	19,271
Total share-based compensation expense	$41,185	$34,998	$35,674
(2)See Note 11 - Restructurings, to the Consolidated Financial Statements included in this Annual Report for additional information.
(3)Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 18 - Stockholders' Equity to the Consolidated Financial Statements included in this Annual Report for additional information regarding the common stock warrants.
(4)Fiscal year 2022 includes a gain on sale of our equity method investment of $118.2 million. Includes non-cash net losses of $3.3 million, $2.4 million and $3.4 million for fiscal years 2022, 2021 and 2020, respectively, associated with our equity method investment based on our proportionate share of its losses and changes in equity. The net loss amounts for fiscal years 2021 and 2020 include non-cash gains of $9.8 million and $16.6 million, respectively, associated with changes in the investment’s equity. See Note 4 - Investments to the Consolidated Financial Statements included in this Annual Report for additional information. Fiscal year 2021 also includes losses on extinguishment of debt of $4.4 million. See Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
(5)Fiscal year 2022 includes a non-cash benefit of $202.8 million related to the partial release of our valuation allowance. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.

The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of revenue	39.8	43.7	49.0
Gross profit	60.2	56.3	51.0
Operating expenses:
Research and development	22.0	22.9	26.7
Selling, general and administrative	18.6	20.1	23.5
Restructuring charges	—	—	0.2
Total operating expenses	40.5	43.0	50.3
Income from operations	19.7	13.3	0.6
Other income (expense):
Warrant liability expense	—	(1.8)	(2.4)
Interest expense, net	(0.6)	(3.4)	(5.2)
Other income (expense), net	17.0	(1.0)	(0.9)
Total other income (expense), net	16.4	(6.3)	(8.5)
Income (loss) before income taxes	36.0	7.1	(7.8)
Income tax (benefit) expense	(29.2)	0.8	0.9
Net income (loss)	65.2%	6.3%	(8.7)%
Comparison of Fiscal Year Ended September 30, 2022 to Fiscal Year Ended October 1, 2021
Revenue. In fiscal year 2022, our revenue increased by $68.3 million, or 11.2%, to $675.2 million from $606.9 million for fiscal year 2021. Fiscal year 2022 and fiscal year 2021 consisted of 52 weeks.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2022	2021	% Change
Telecom	$242,702	$188,391	28.8%
Industrial & Defense	294,341	280,221	5.0%
Data Center	138,127	138,308	(0.1)%
Total	$675,170	$606,920	11.3%

Telecom	35.9%	31.0%
Industrial & Defense	43.6%	46.2%
Data Center	20.5%	22.8%
Total	100.0%	100.0%
In fiscal year 2022, our Telecom market revenue increased by $54.3 million, or 28.8%, compared to fiscal year 2021. The increase was primarily driven by an increase in RF and microwave products for metro long haul broadband access and video infrastructure, products targeted for 5G applications and carrier-based optical semiconductor products.
In fiscal year 2022, our I&D market revenue increased by $14.1 million, or 5.0%, compared to fiscal year 2021. The increase was primarily related to new program wins and expansion of our product lines, partially offset by lower sales of legacy products.
In fiscal year 2022, our Data Center market revenue decreased by $0.2 million, or 0.1%, compared to fiscal year 2021. The decrease was primarily due to a decrease in sales of legacy products partially offset by an increase in sales of our high performance analog Data Center products.
Gross profit. In fiscal year 2022, our gross profit increased by $64.3 million, or 18.8%, compared to fiscal year 2021. Gross margin of 60.2% in fiscal year 2022 increased 390 basis points, compared to fiscal year 2021. The increase in gross profit during 2022 was primarily as a result of higher sales, favorable revenue mix, production efficiencies, as well as decreases in intangible amortization expense, partially offset by increases in variable costs, production supplies, employee headcount and employee-related costs.
Research and development. In fiscal year 2022, research and development expense increased by $9.4 million, or 6.8%, to $148.2 million representing 22.0% of revenue, compared with $138.8 million, representing 22.9% of revenue in fiscal year 2021. Research and development expense increased during fiscal year 2022 primarily as a result of an increase in employee headcount, employee-related costs, share-based compensation expense, depreciation expense, development foundry costs and design software costs, partially offset by lower lease costs.

Selling, general and administrative. In fiscal year 2022, selling, general and administrative expenses increased by $3.3 million, or 2.7%, to $125.3 million, or 18.6% of revenue, compared with $122.0 million, or 20.1% of revenue, for fiscal year 2021. Selling, general and administrative expenses increased during fiscal year 2022 primarily due to an increase in employee-related costs, share-based compensation expense and variable selling costs, partially offset by a decrease in intangible amortization.
Warrant liability expense. In fiscal year 2022, there was no warrant expense, compared to an expense of $11.1 million, or 1.8% of revenue, for fiscal year 2021. In fiscal year 2021, all of the warrants were exercised and 857,631 shares of common stock were issued. See Note 18 - Stockholders' Equity in this Annual Report for additional information regarding the common stock warrants.
Interest expense, net. In fiscal year 2022, interest expense, net was $4.3 million, or 0.6% of our revenue, compared to $20.6 million, or 3.4% of our revenue, for fiscal year 2021. The decrease in fiscal year 2022 is primarily due to the issuance of our 2026 Convertible Notes in fiscal year 2021 with a lower fixed interest rate as compared to our Term Loans, the adoption of ASU 2020-06, as well as the reduction in our Term Loan balance in fiscal year 2021. See Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report for more information.
Other income (expense), net. In fiscal year 2022, other income, net was $114.7 million, or 17.0% of our revenue, compared to other expense, net of $6.3 million, or 1.0% of our revenue, for fiscal year 2021. The increase in fiscal year 2022 is primarily due to the gain on sale of our equity method investment of $118.2 million. See Note 4 - Investments to our Consolidated Financial Statements included in this Annual Report for more information.
Provision for income tax (benefit) expense. In fiscal year 2022, income tax benefit was $196.8 million, or 29.2% of revenue, compared to an expense of $5.0 million, or 0.8% of revenue, for fiscal year 2021. The change in the provision is primarily due to the $202.8 million partial release of the valuation allowance on our domestic NOL and R&D tax credit carryforwards and other deferred taxes in our fiscal fourth quarter of 2022. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information. Further information on the significant judgments related to its release can be found above in “Critical Accounting Policies and Estimates.”
The difference between the U.S. federal income tax rate of 21% and our effective income tax rate of (81.0)% for fiscal year 2022 was primarily driven by tax benefits arising from the release of the valuation allowance on domestic deferred tax assets and income taxed in foreign jurisdictions at generally lower tax rates. For fiscal year 2021, our effective income tax rate of 11.6% was primarily impacted by the continuation of a full valuation allowance against any tax expense associated with U.S. income and income taxed in foreign jurisdictions at generally lower tax rates.
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
Research and development. In fiscal year 2021, research and development expense decreased by $2.5 million, or 1.8%, to $138.8 million representing 22.9% of revenue, compared with $141.3 million, representing 26.7% of revenue in fiscal year 2020. Research and development expense decreased during fiscal year 2021 primarily as a result of decreased spending on software and lower depreciation, partially offset by higher suppliers expense, foundry costs and outside service costs.
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
Restructuring charges. There were no restructuring charges incurred during fiscal year 2021, compared with $1.1 million, or 0.2% of our revenue, for fiscal year 2020. All restructuring actions were completed as of October 2, 2020. Refer to Note 11 - Restructurings in this Annual Report on Form 10-K for additional information.
Warrant liability expense. In fiscal year 2021, we recorded warrant expense of $11.1 million, or 1.8% of revenue, compared to an expense of $12.9 million, or 2.4% of revenue, for fiscal year 2020. The difference between periods was driven by a change in the estimated fair value of common stock warrants, primarily driven by the increase in the underlying price of our common stock, which was recorded as a liability at fair value. In fiscal year 2021, all of the warrants were exercised and 857,631 shares of common stock were issued. See Note 18 - Stockholders' Equity in this Annual Report for additional information regarding the common stock warrants.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 30, 2022 and October 1, 2021, respectively (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Cash and cash equivalents, beginning of period	$156,537	$129,441
Net cash provided by operating activities	176,982	148,412
Net cash used in investing activities	(182,861)	(2,583)
Net cash used in financing activities	(28,908)	(119,095)
Effect of exchange rates on cash balances	(1,798)	362
Cash and cash equivalents, end of period	$119,952	$156,537
Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2022 was $177.0 million and consisted of a net income of $440.0 million, plus adjustments to reconcile our net income to cash provided by operating activities of $216.3 million, and changes in operating assets and liabilities of $46.7 million. Adjustments to reconcile our net income to cash provided by operating activities of $216.3 million primarily included a gain of $200.4 million primarily related to the release of the valuation allowance, a net gain of $114.9 million related to the sale of our equity method investment offset by equity method investment losses, depreciation and intangible amortization expense of $57.2 million and share-based compensation expense of $41.2 million. In addition, cash used by operating assets and liabilities was $46.7 million for fiscal year 2022, primarily driven by an increase in accounts receivable of $17.0 million, an increase in inventory of $32.3 million, a decrease in accrued and other liabilities of $5.6 million, partially offset by a decrease in prepaid expenses and other assets of $5.6 million and an increase in accounts payable of $2.4 million.

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
Cash Flow from Investing Activities:
Our cash flow used in investing activities for fiscal year 2022 of $182.9 million consisted primarily of $528.8 million in purchases of short-term investments and capital expenditures of $26.5 million, partially offset by proceeds from the sale of our equity method investment of $127.8 million and proceeds of $244.6 million related to the sale and maturities of short-term investments. For additional information on the sale of our equity method investment, see Note 4 - Investments to our Consolidated Financial Statements included in this Annual Report.
Our cash flow used in investing activities for fiscal year 2021 consisted primarily of $194.2 million in purchases of short-term investments and capital expenditures of $18.0 million, partially offset by proceeds of $209.3 million related to the sale and maturities of short-term investments.
Cash Flow from Financing Activities:
During fiscal year 2022, our cash used in financing activities of $28.9 million was primarily related to $36.0 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by $8.1 million of proceeds from stock option exercises and employee stock purchases.
During fiscal year 2021, our cash used in financing activities of $119.1 million was primarily related to $545.3 million of prepayments on our Term Loans (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report) and $23.4 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by proceeds of $450.0 million from the 2026 Convertible Notes (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report) and $6.8 million of proceeds from stock option exercises and employee stock purchases. The early prepayment on the Term Loans of $543.6 million was made using $443.6 million of net proceeds from our 2026 Convertible Notes and cash of $100.0 million. See Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report for additional information.
Liquidity
As of September 30, 2022, we held $120.0 million of cash and cash equivalents, primarily deposited with financial institutions as well as $466.6 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 30, 2022, cash held by our indefinitely reinvested foreign subsidiaries was $15.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans. On November 8, 2021, our Revolving Facility (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report), which had $160.0 million in borrowing capacity, expired and is no longer available.
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
As of September 30, 2022, we had no off-balance sheet arrangements.

The following is a summary of our significant contractual payment obligations for consolidated debt, purchase agreements, leases, financing obligations, other commitments and long-term liabilities as of September 30, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt (1)	$570,766	$—	$120,766	$450,000	$—
Interest Payments on Long-term Debt (1)	13,363	6,970	5,824	569	—
Finance Lease Obligations (2)	45,611	2,820	5,639	5,398	31,754
Operating Lease Obligations (2)	35,756	7,969	12,587	7,741	7,459
Purchase Commitments (3)	141,108	109,825	9,080	3,432	18,771
Total Contractual Cash Obligations	$806,604	$127,584	$153,896	$467,140	$57,984
________________________________________________________________________________________________________
(1)Our Term Loans will mature in May 2024 and our 2026 Convertible Notes will mature in March 2026. The interest rate on the Term Loans is variable, which may result in changes to our interest obligations. See Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
(2)Estimated future lease payments, see Note 17 - Leases to the Consolidated Financial Statements included in this Annual Report for additional information.
(3)We have purchase commitments of $113.9 million primarily related to services and inventory supply arrangements of which approximately $95.5 million that is non-cancelable. In addition, we have $27.2 million in fixed payments associated with a power purchase agreement that is expected to commence in fiscal 2023 and has a 15-year term. See Note 16- Financing Obligation for additional detail on the power purchase agreement.
As of September 30, 2022, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
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
Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our term loans are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of September 30, 2022, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2022 and October 1, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of September 30, 2022, the Company has inventories of $115.0 million, net of excess quantities and obsolescence reserves.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:

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
November 14, 2022

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022	October 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$119,952	$156,537
Short-term investments	466,580	188,365
Accounts receivable, net	101,551	84,570
Inventories	114,960	82,699
Prepaid and other current assets	10,040	9,365
Total current assets	813,083	521,536
Property and equipment, net	123,701	120,526
Goodwill	311,417	314,240
Intangible assets, net	51,254	84,685
Deferred income taxes	237,415	39,516
Other investments	2,500	15,342
Other long-term assets	32,447	38,300
Total assets	$1,571,817	$1,134,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$1,006	$958
Accounts payable	30,733	28,712
Accrued liabilities	65,475	63,374
Total current liabilities	97,214	93,044
Finance lease obligations, less current portion	27,032	28,037
Financing obligation	9,544	8,720
Long-term debt	565,920	492,097
Other long-term liabilities	29,359	40,511
Total liabilities	729,069	662,409
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, 0.001 par value, 300,000 shares authorized; 70,022 and 68,877 shares issued and 69,999 and 68,854 shares outstanding as of September 30, 2022 and October 1, 2021, respectively	70	69
Treasury Stock, at cost, 23 shares as of both September 30, 2022 and October 1, 2021	(330)	(330)
Accumulated other comprehensive (loss) income	(5,851)	4,150
Additional paid-in capital	1,203,145	1,269,601
Accumulated deficit	(354,286)	(801,754)
Total stockholders' equity	842,748	471,736
Total liabilities and stockholders' equity	$1,571,817	$1,134,145
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2022	2021	2020
Revenue	$675,170	$606,920	$530,037
Cost of revenue	268,989	265,065	259,871
Gross profit	406,181	341,855	270,166
Operating expenses:
Research and development	148,228	138,844	141,333
Selling, general and administrative	125,279	122,009	124,306
Restructuring charges	—	—	1,139
Total operating expenses	273,507	260,853	266,778
Income from operations	132,674	81,002	3,388
Other income (expense):
Warrant liability expense	—	(11,130)	(12,948)
Interest expense, net	(4,300)	(20,593)	(27,380)
Other income (expense), net	114,746	(6,334)	(4,622)
Total other income (expense), net	110,446	(38,057)	(44,950)
Income (loss) before income taxes	243,120	42,945	(41,562)
Income tax (benefit) expense	(196,835)	4,972	4,516
Net income (loss)	$439,955	$37,973	$(46,078)

Net income (loss) per share:
Income (loss) per share - basic	$6.30	$0.55	$(0.69)
Income (loss) per share - diluted	$6.18	$0.54	$(0.69)
Shares used:
Basic	69,783	68,449	66,606
Diluted	71,166	70,474	66,606
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years
	2022	2021	2020
Net income (loss)	$439,955	$37,973	$(46,078)
Unrealized (loss) gain on short-term investments	(5,895)	(198)	193
Foreign currency translation (loss) gain	(4,106)	(661)	458
Other comprehensive (loss) income	(10,001)	(859)	651
Total comprehensive income (loss)	$429,954	$37,114	$(45,427)
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance as of September 27, 2019	66,177	$66	(23)	$(330)	$4,358	$1,101,576	$(791,774)	$313,896
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(1,875)	(1,875)
Stock option exercises	51	—	—	—	—	188	—	188
Vesting of restricted common stock and units	648	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	272	—	—	—	—	4,397	—	4,397
Shares repurchased for tax withholdings on restricted stock awards	(227)	—	—	—	—	(6,708)	—	(6,708)
Share-based compensation	—	—	—	—	—	35,674	—	35,674
Other comprehensive income, net of tax	—	—	—	—	651	—	—	651
Net loss	—	—	—	—	—	—	(46,078)	(46,078)
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	120	—	—	—	—	1,985	—	1,985
Vesting of restricted common stock and units	1,285	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	166	—	—	—	—	4,796	—	4,796
Shares repurchased for tax withholdings on restricted stock awards	(473)	—	—	—	—	(23,436)	—	(23,436)
Share-based compensation	—	—	—	—	—	34,998	—	34,998
Other comprehensive loss, net of tax	—	—	—	—	(859)	—	—	(859)
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441	—	36,442
Equity component of convertible notes, net of deferred financing costs	—	—	—	—	—	79,690	—	79,690
Net income	—	—	—	—	—	—	37,973	37,973
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,355	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,364	—	5,364
Shares repurchased for tax withholdings on restricted stock awards	(521)	—	—	—	—	(36,003)	—	(36,003)
Share-based compensation	—	—	—	—	—	41,185	—	41,185
Other comprehensive loss, net of tax	—	—	—	—	(10,001)	—	—	(10,001)
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	439,955	439,955
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$439,955	$37,973	$(46,078)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and intangible amortization	57,229	69,953	78,826
Share-based compensation	41,185	34,998	35,674
Warrant liability expense	—	11,130	12,948
Deferred financing costs amortization and write-offs	1,692	6,458	4,061
Accretion of discount on convertible notes	—	7,619	—
Deferred income taxes	(200,431)	2,520	3,340
(Gain) loss on and impairment of equity investments, net	(114,908)	2,403	5,867
Other adjustments, net	(1,048)	1,284	1,241
Change in operating assets and liabilities:
Accounts receivable	(16,981)	(38,686)	23,906
Inventories	(32,261)	8,886	16,296
Prepaid expenses and other assets	5,567	(560)	18,077
Accounts payable	2,383	5,810	(1,603)
Accrued and other liabilities	(5,643)	(1,481)	3,915
Income taxes	243	105	14,927
Net cash from operating activities	176,982	148,412	171,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	127,750	—	—
Purchases of property and equipment	(26,513)	(17,954)	(17,573)
Proceeds from sale of assets	23	284	419
Proceeds from sales and maturities of short-term investments	244,644	209,306	183,874
Purchases of short-term investments	(528,765)	(194,219)	(284,918)
Proceeds from divested business	—	—	11,003
Net cash used in investing activities	(182,861)	(2,583)	(107,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	450,000	—
Payment of issuance costs in connection with convertible notes	—	(5,751)	—
Payments on long-term debt	—	(545,321)	(6,885)
Payments for finance leases	(957)	(1,368)	(1,708)
Proceeds from stock option exercises and employee stock purchases	8,052	6,781	4,585
Repurchase of common stock for tax withholdings on equity awards	(36,003)	(23,436)	(6,708)
Net cash used in financing activities	(28,908)	(119,095)	(10,716)
Foreign currency effect on cash	(1,798)	362	436
NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,585)	27,096	53,922
CASH AND CASH EQUIVALENTS — Beginning of year	156,537	129,441	75,519
CASH AND CASH EQUIVALENTS — End of year	$119,952	$156,537	$129,441

Supplemental disclosure of non-cash activities (See Note 23 - Supplemental Cash Flow Information)
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation —We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2022 and 2021 included 52 weeks, and fiscal year 2020 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter. Our first quarter of fiscal year 2020, ended January 3, 2020, included 14 weeks.
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
A decline in the fair value of any debt security below cost that is deemed to be attributable to credit loss results in a charge to earnings and the corresponding establishment of an allowance for credit losses against the cost basis of the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in Other income (expense), net in our Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of investments sold.
Other investments: We use the equity method to account for investments in companies if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our proportionate share of the net income (loss) resulting from these investments are reported within the Other income (expense), net line in our Consolidated Statements of Operations.

The carrying value of our equity method investment is reported in Other investments in our Consolidated Balance Sheets. Our equity method investment was reported at cost and adjusted each period for our share of the investee’s income or loss and dividends paid, if any, as well as any changes attributable to the equity of the investee that would impact our ownership.
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

Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the fair value to the carrying value of the reporting unit. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their fair values. We performed our annual impairment tests of our goodwill and indefinite-lived intangible assets and the results of these tests indicated that our goodwill and indefinite-lived intangible assets were not impaired as of August 26, 2022 or August 27, 2021.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of September 30, 2022 and October 1, 2021.
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
Income Taxes—Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets weighing positive and negative evidence, including both historical and prospective information, with greater weight given to evidence that is objectively verifiable, to assess the recoverability of our deferred tax assets. The periodic assessments include, among other things, our recent financial performance and our future projections.
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
Earnings Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income (loss) per share reflects the dilutive effect of common stock equivalents, such as stock options, warrants, restricted stock units using the treasury stock method and convertible debt using the if-converted method.
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
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense using the straight-line method for service-based awards and the accelerated method for performance-based awards, and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the Consolidated Statements of Operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock awards, we use the closing stock price on the date of grant to estimate the fair value of the awards. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. We use the Monte Carlo Simulation analysis to estimate the fair value of restricted stock units and stock options with market conditions, inclusive of assumptions for risk free interest rates, expected term, expected volatility and the target price. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using historical data. In addition, we calculate our estimated volatility using our historical stock price volatility data. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We account for forfeitures when they occur.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 30, 2022 and October 1, 2021. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2022
On the first day of fiscal year 2022, we adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and requires the if-converted method for calculation of diluted earnings per share for all convertible instruments. We adopted this standard using the modified retrospective approach transition method. Therefore, the consolidated financial statements for fiscal year 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. Refer to Note 15 - Debt for the impact of adoption on our 2026 Convertible Notes (as defined below).
Pronouncements for Adoption in Subsequent Periods
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including but not limited to our Credit Agreement, as defined in Note 15 - Debt.
3. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2022	2021	2020
Telecom	$242,702	$188,391	$209,477
Industrial & Defense	294,341	280,221	194,506
Data Center	138,127	138,308	126,054
Total	$675,170	$606,920	$530,037

	Fiscal Years
Revenue by Geographic Region	2022	2021	2020
United States	$315,276	$277,850	$217,474
China	175,978	165,931	192,989
Asia Pacific, excluding China (1)	107,112	93,572	84,997
Other Countries (2)	76,804	69,567	34,577
Total	$675,170	$606,920	$530,037
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
As of September 30, 2022, October 1, 2021 and October 2, 2020 our contract liabilities were $3.9 million, $2.8 million and $9.9 million, respectively. During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, we recognized net sales of $1.6 million, $9.4 million and $1.9 million, respectively, that were included in the contract liabilities balance at the beginning of the period. The increase in contract liabilities during the fiscal year ended September 30, 2022 was primarily related to the deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
As of October 1, 2021, $0.9 million of our contract liabilities were recorded as other long-term liabilities on our Consolidated Balance Sheets with the remainder recorded in Accrued liabilities. As of September 30, 2022, there were no contract liabilities recorded as other long-term liabilities on our Consolidated Balance Sheets.

4. INVESTMENTS
All short-term investments are invested in corporate bonds and commercial paper, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$146,163	$5	$(4,492)	$141,676
Commercial paper	326,318	—	(1,414)	324,904
Total investments	$472,481	$5	$(5,906)	$466,580

	October 1, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$73,653	$151	$(171)	$73,633
Commercial paper	114,718	21	(7)	114,732
Total investments	$188,371	$172	$(178)	$188,365
The contractual maturities of available-for-sale investments were as follows (in thousands):

September 30, 2022
Less than 1 year	$368,141
Over 1 year	98,439
Total investments	$466,580
We have determined that the gross unrealized losses on available for sale securities at September 30, 2022 and October 1, 2021 are temporary in nature and/or do not relate to credit loss, therefore there is no expense for credit losses recorded in our Consolidated Statements of Operations. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. We review our investments to identify and evaluate investments that have indications of possible impairment due to credit loss. Factors considered in determining whether a loss is due to credit loss include the extent to which fair value has been less than the cost basis, adverse conditions, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade as of September 30, 2022.
During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, we received proceeds from sales and maturities of available-for-sale securities of $244.6 million, $209.3 million and $183.9 million, respectively. During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, gross realized gains were less than $0.1 million, $0.5 million and $0.3 million, respectively. During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, gross realized losses were $0.4 million, less than $0.1 million and $0.1 million, respectively. Gross realized gains and losses were recorded within other expense in each period presented.
Other Investments — As of September 30, 2022 and October 1, 2021 we held a non-marketable equity investment classified as other long-term investments, which is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. During fiscal year 2020, we identified impairment indicators for this investment and recorded an impairment charge of $2.5 million to Other income (expense), net. As of September 30, 2022 and October 1, 2021, the carrying value of this investment was $2.5 million.
As of October 1, 2021, also included in long-term investments, was a non-controlling investment of less than 10% of the outstanding equity of a private company that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018. This investment’s carrying value was updated quarterly based on our proportionate share of the gains or losses, as well as any changes in the private company’s equity, utilizing the equity method. As of October 1, 2021, the carrying value of this investment was $12.8 million.

On December 23, 2021, we sold our investment in the private company to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, we recorded a gain of $118.2 million in Other income (expense), net in our Consolidated Statements of Operations.
During fiscal years 2022, 2021 and 2020, we recorded $3.3 million, $2.4 million and $3.4 million, respectively, of non-cash net losses associated with this equity method investment in Other income (expense), net in our Consolidated Statements of Operations. The net loss amounts for fiscal years 2021 and 2020 include non-cash gains of $9.8 million and $16.6 million, respectively, associated with changes in the private company’s equity.
5. FAIR VALUE
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 30, 2022.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,392	$1,392	$—	$—
Commercial paper	324,904	—	324,904	—
Corporate bonds	141,676	—	141,676	—
Total assets measured at fair value	$467,972	$1,392	$466,580	$—

	October 1, 2021
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$26,363	$26,363	$—	$—
Commercial paper	114,732	—	114,732	—
Corporate bonds	73,633	—	73,633	—
Total assets measured at fair value	$214,728	$26,363	$188,365	$—

6. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances, including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Years
	2022	2021	2020
Balance - beginning of year	$2,795	$2,893	$5,047
Provision, net	7,097	16,213	10,774
Charge-offs	(7,446)	(16,311)	(12,928)
Balance - end of year	$2,446	$2,795	$2,893
The balances at the end of fiscal years 2022, 2021 and 2020 are comprised primarily of compensation credits of $2.1 million, $2.6 million and $2.8 million, respectively.

The allowance for doubtful accounts is immaterial as of September 30, 2022, October 1, 2021 and October 2, 2020. We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified.
7. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2022	October 1, 2021
Raw materials	$72,595	$50,950
Work-in-process	12,455	9,201
Finished goods	29,910	22,548
Total	$114,960	$82,699
8. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	September 30, 2022	October 1, 2021
Construction in process	$10,837	$24,086
Machinery and equipment	227,844	200,843
Leasehold improvements	35,651	24,347
Furniture and fixtures	2,535	2,377
Computer equipment and software	18,347	17,749
Finance lease assets	34,417	35,589
Total property and equipment	329,631	304,991
Less accumulated depreciation and amortization	(205,930)	(184,465)
Property and equipment — net	$123,701	$120,526
Depreciation and amortization expense related to property and equipment for fiscal years 2022, 2021 and 2020 was $23.8 million, $23.7 million and $28.5 million, respectively. Accumulated amortization on finance lease assets as of September 30, 2022 and October 1, 2021 was $5.8 million and $4.9 million, respectively.
9. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2022	2021	2020
Cost of revenue	$7,839	$15,296	$17,462
Selling, general and administrative	25,592	30,917	32,868
Total	$33,431	$46,213	$50,330
Intangible assets consist of the following (in thousands):

	September 30, 2022	October 1, 2021
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name, indefinite lived	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(377,450)	(344,019)
Intangible assets — net	$51,254	$84,685

As of September 30, 2022, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$26,048	15,410	3,490	1,644	1,262	—
Accumulated amortization for the acquired technology and customer relationships was $175.2 million and $202.3 million, respectively, as of September 30, 2022, and $167.3 million and $176.7 million, respectively, as of October 1, 2021.
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Gross Intangible Assets
	Total Intangibles	Acquired Technology	Customer Relationships	Trade Name	Total Goodwill
Balance as of October 2, 2020	$428,704	$179,434	$245,870	$3,400	$315,012
Currency translation adjustments	—	—	—	—	(772)
Balance as of October 1, 2021	428,704	179,434	245,870	3,400	314,240
Currency translation adjustments	—	—	—	—	(2,823)
Balance as of September 30, 2022	$428,704	$179,434	$245,870	$3,400	$311,417
10. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 30, 2022	October 1, 2021
Compensation and benefits	$34,856	$33,468
Distribution costs	5,818	8,444
Current portion of operating leases	6,476	7,457
Product warranty	1,898	2,225
Deferred revenue	3,916	1,904
Professional fees	2,034	1,188
Other	10,477	8,688
Total accrued liabilities	$65,475	$63,374
11. RESTRUCTURINGS
We have periodically implemented restructuring actions in connection with broader plans to reduce staffing, our internal manufacturing footprint and overall operating costs. The restructuring expenses are primarily comprised of direct and incremental costs related to headcount reductions including severance and outplacement fees for the terminated employees, as well as facility closure costs.
There were no restructuring charges incurred during fiscal years 2022 and 2021 and $1.1 million was incurred in fiscal year 2020. Restructuring charges incurred during fiscal year 2020 related primarily to the 2019 Plan (as defined below). There were adjustments of less than $0.1 million for other restructuring actions that were completed prior to fiscal year 2020.
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

12. PRODUCT WARRANTIES
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
Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2022	2021	2020
Balance — beginning of year	$2,225	$1,858	$3,273
Provisions (benefit)	4,567	5,677	2,271
(Payments) direct charges	(4,894)	(5,310)	(3,686)
Balance — end of year	$1,898	$2,225	$1,858
13. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 (“401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, we contributed $2.5 million, $2.3 million and $2.3 million to our 401(k) Plan for calendar years 2021, 2020 and 2019, respectively.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.6 million, $1.3 million and $1.0 million for fiscal years 2022, 2021 and 2020, respectively.
14. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of the end of fiscal years 2022 and 2021, the estimated costs for the removal of these assets are recorded as asset retirement obligations in other long-term liabilities were $1.9 million and $1.9 million, respectively.
Purchase Commitments—As of September 30, 2022, we had outstanding non-cancelable purchase commitments of $95.5 million primarily for purchases of services and inventory supply arrangements. In addition, we have $27.2 million in fixed payments associated with a power purchase agreement that is expected to commence in fiscal 2023 and has a 15-year term. See Note 16- Financing Obligation for additional detail on the power purchase agreement.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the year ended September 30, 2022.

15. DEBT
The following represents the outstanding balances and effective interest rates (in thousands, except percentages):

	September 30, 2022		October 1, 2021
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	4.77%	$120,766	2.33%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	4.25%
Total principal amount outstanding	570,766		570,766
Less: Unamortized discount on term loans and deferred financing costs	(4,846)		(5,567)
Less: Unamortized discount on convertible notes	—		(73,102)
Less: Current portion of long term debt	—		—
Total long-term debt	$565,920		$492,097
Term Loans
As of September 30, 2022, we are party to a credit agreement dated as of May 8, 2014 with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
The Credit Agreement consists of term loans with an original principal amount of $700.0 million (“Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
The Credit Agreement had a revolving credit facility with an aggregate, undrawn borrowing capacity of $160.0 million (“Revolving Facility”) that expired on November 8, 2021.
During fiscal year 2021, we repaid $543.6 million in principal under the Term Loans using $443.6 million of the net proceeds from our 2026 Convertible Notes offering, described below, as well as existing cash and short-term investments. In connection with these prepayments, during fiscal year 2021, we expensed unamortized deferred financing costs and recognized losses on extinguishment of debt of $4.4 million within the Other income (expense), net line in our Consolidated Statements of Operations. The loss on extinguishment is a non-cash adjustment to cash flows from operating activities in our Consolidated Statements of Cash Flows for the fiscal year 2021.
As of September 30, 2022, there are no minimum principal repayments on the Term Loans until 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loan was estimated to be approximately $120.2 million as of September 30, 2022 and October 1, 2021 and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of September 30, 2022, approximately $0.6 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying Consolidated Balance Sheets.
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
Prior to the adoption of ASU 2020-06 on October 2, 2021, the proceeds from the issuance of the 2026 Convertible Notes were allocated between the conversion feature recorded as equity and the liability for the notes themselves. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes. The difference of $80.7 million between the principal amount of the 2026 Convertible Notes and the liability component (the “Debt Discount”) was amortized to interest expense using the effective interest method over the term of the 2026 Convertible Notes until the adoption of ASU 2020-06. For fiscal year 2021, accretion of the Debt Discount included in interest expense was $7.6 million. The equity component of the 2026 Convertible Notes was included in additional paid-in capital in the Consolidated Balance Sheets and was not to be remeasured as long as it continued to meet the conditions for equity classification.
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
In connection with the adoption of ASU 2020-06, we reclassified $72.2 million, consisting of $73.1 million of principal and issuance costs of $0.9 million, previously allocated to the conversion feature, from additional paid-in capital to long-term debt on our Consolidated Balance Sheets as of October 2, 2021. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $7.5 million to accumulated deficit on our Consolidated Balance Sheets as of October 2, 2021, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.
For fiscal year 2022, total interest expense for the 2026 Convertible Notes was $1.1 million.

The fair values of our 2026 Convertible Notes, including the conversion feature, were $411.4 million and $479.4 million as of September 30, 2022 and October 1, 2021, respectively, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of September 30, 2022; the full amount of $450.0 million is due in fiscal 2026.
16. FINANCING OBLIGATION
On July 17, 2020, we entered into a power purchase agreement, which includes installation of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. This system is expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during construction and operation. As of September 30, 2022 and October 1, 2021, the asset in Property and equipment, net was $9.8 million and $8.9 million, respectively, and the corresponding liability was $9.8 million and $8.9 million, respectively, classified in Financing obligation on our Consolidated Balance Sheets. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement which is expected to commence in fiscal 2023 and has a 15-year term.
As of September 30, 2022, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2023	$934
2024	960
2025	984
2026	1,009
2027	1,033
Thereafter	11,827
Total lease payments	$16,747
Less: interest	6,986
Present value of lease liabilities	$9,761
.
17. LEASES
Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	September 30, 2022	October 1, 2021	Consolidated Balance Sheets Classification
Assets:
Operating lease ROU assets	$25,521	$29,946	Other long-term assets
Finance lease assets	28,632	30,664	Property and equipment, net
Total lease assets	$54,153	$60,610
Liabilities:
Current:
Operating lease liabilities	$6,476	$7,457	Accrued liabilities
Finance lease liabilities	1,006	958	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	24,115	28,607	Other long-term liabilities
Finance lease liabilities	27,032	28,037	Finance lease obligations, less current portion
Total lease liabilities	$58,629	$65,059

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	September 30, 2022	October 1, 2021
Weighted-average remaining lease term (in years):
Operating leases	5.6	6.0
Finance leases	15.5	16.4
Weighted-average discount rate:
Operating leases	5.6%	5.9%
Finance leases	6.6%	6.6%
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Finance lease cost:
Amortization of lease assets	$2,032	$2,462
Interest on lease liabilities	1,878	1,979
Total finance lease cost	$3,910	$4,441

Operating lease cost	$8,415	$9,732
Variable lease cost	$3,524	$3,091
Short-term lease cost	$21	$217
Sublease income	$912	$694

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,427	$10,383
Operating cash flows from finance leases	$1,878	$1,979
Financing cash flows from finance leases	$957	$1,368

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$2,536	$4,890
As of September 30, 2022, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2023	$7,969	$2,820
2024	7,431	2,856
2025	5,156	2,783
2026	4,217	2,680
2027	3,524	2,718
Thereafter	7,459	31,754
Total lease payments	$35,756	$45,611
Less: interest	(5,165)	(17,573)
Present value of lease liabilities	$30,591	$28,038

18. STOCKHOLDERS’ EQUITY
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of September 30, 2022 and October 1, 2021. The outstanding shares of common stock as of September 30, 2022 and October 1, 2021, presented in the accompanying Consolidated Statements of Stockholders’ Equity, exclude 2,768 and 2,093 unvested shares of restricted stock awards, respectively, issued as compensation to employees that were subject to forfeiture.
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
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have five equity incentive plans: the Amended and Restated 2009 Omnibus Stock Plan (“2009 Plan”), the 2012 Omnibus Incentive Plan, as amended (“2012 Plan”), the 2021 Omnibus Incentive Plan (“2021 Plan”), the 2012 Employee Stock Purchase Plan, as amended and restated (“2012 ESPP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”).
Upon the closing of our initial public offering, all shares that were reserved under the 2009 Plan but not awarded were assumed by the 2012 Plan. No additional awards will be made under the 2009 Plan. The 2021 Plan replaced the 2012 Plan and, following the adoption of the 2021 Plan on March 4, 2021, no additional awards have been or will be made under the 2012 Plan. We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARS”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARS must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted primarily vested based on certain market-based and performance-based criteria as described below and generally have a term of four to seven years. Certain of the share-based awards granted and outstanding as of September 30, 2022, are subject to accelerated vesting upon a sale of the Company or similar changes in control.
As of September 30, 2022, we had 5.3 million shares available for future issuance under the 2021 Plan and 1.4 million shares available for issuance under our 2021 ESPP.
Incentive Stock Units
Outside of the five equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
During fiscal years 2022, 2021 and 2020, the fair value of awards granted was $1.8 million, $1.6 million and $2.5 million, respectively. ISU awards were paid out at a fair value of $4.0 million, $4.2 million and $1.9 million for the fiscal years 2022, 2021 and 2020, respectively. As of September 30, 2022 and October 1, 2021, the fair value of outstanding awards was $4.9 million and $8.9 million, respectively, and the associated accrued compensation liability was $3.6 million and $6.2 million, respectively.
During fiscal years 2022, 2021 and 2020, we recorded an expense for these ISU awards of $1.1 million, $5.8 million and $4.4 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the 2021 ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. In fiscal year 2022, 121,697 shares of common stock were issued under the 2021 ESPP. In fiscal years 2021 and 2020, 166,275 and 272,469 shares of common stock were issued under the 2012 ESPP, respectively.

Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2022	2021	2020
Cost of revenue	$4,038	$3,298	$3,609
Research and development	14,940	13,332	12,794
Selling, general and administrative	22,207	18,368	19,271
Total	$41,185	$34,998	$35,674
As of September 30, 2022, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $46.0 million, which we expect to recognize over a weighted-average period of 2.0 years. As of September 30, 2022, total unrecognized compensation cost related to the 2021 ESPP was $0.2 million.
Restricted Stock Awards and Units
A summary of RSU, PRSU and RSA activity for fiscal year 2022 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - October 1, 2021	2,351	$24.57
Granted	669	64.51
Performance-based adjustment (1)	350	20.66
Vested	(1,355)	22.78
Forfeited, canceled or expired	(143)	38.34
Issued and unvested - September 30, 2022	1,872	$40.44
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during 2022 based on the Company’s achievement of adjusted earnings per share performance conditions.
The total fair value of restricted stock awards and units vested was $92.9 million, $64.1 million and $19.1 million for the fiscal years 2022, 2021 and 2020, respectively. RSUs granted generally vest over a period of three or four years.
In addition to RSUs, we issue PRSUs with specific performance vesting criteria. These PRSUs have both a service and performance-based vesting condition and awards are typically divided into three equal tranches and vest based on achieving certain adjusted earnings per share growth metrics. The service condition requires participants to be employed in November following the performance period in which the performance condition was met, when the Company's annual financial performance is announced to the financial markets. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. During fiscal year 2022, we granted 58,807 PRSUs, at a weighted average grant date fair value of $66.34 per share, and 11,091 were forfeited. During fiscal year 2022, the performance condition for 175,100 target shares issued in prior years were earned at 300%, and therefore 525,300 shares vested in November 2021 when the service condition was achieved. As of September 30, 2022, the amount of incremental PRSU awards that could ultimately vest if all performance criteria are achieved would be 1,128,097 shares assuming a maximum of 300% of the targeted shares.

We also granted 161,349 market-based PRSUs during fiscal year 2022, at a weighted average grant date fair value of $89.82 per share, and 5,062 were forfeited. Recipients may earn between 0% and 200% of the target number of shares based on the Company's achievement of total stockholder return in comparison to a peer group of companies in the Nasdaq composite index over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company's common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Fiscal Year
2022
Grant date stock price	$66.12
Average stock price at the start of the performance period	$64.11
Risk free interest rate	0.8%
Years to maturity	3.00
Expected volatility rate	57.8%
Dividend yield	—
Stock Options
A summary of stock option activity for fiscal year 2022 is as follows (in thousands, except per share amounts and contractual term):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding, vested and exercisable - October 1, 2021	205	$14.29
Granted	—	—
Exercised	(190)	14.15
Forfeited, canceled or expired	—	—
Options outstanding, vested and exercisable - September 30, 2022	15	$16.06	3.10	$536
Aggregate intrinsic value represents the difference between our closing stock price on September 30, 2022, and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million, $5.3 million and $1.4 million for fiscal years 2022, 2021 and 2020, respectively.
There were no stock options granted for fiscal years 2022, 2021 and 2020.
Stock options with Market-based Vesting Criteria
We granted NSOs that were subject to vesting only upon the market price of our underlying public stock closing above a certain price target within seven years of the date of grant. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the estimated service period of approximately three years. If the required service period is not met for these options, then the share-based compensation expense would be reversed.

20. INCOME TAXES
The domestic and foreign income (loss) from operations before taxes were as follows (in thousands):

	Fiscal Years
	2022	2021	2020
United States	$215,140	$15,984	$(65,915)
Foreign	27,980	26,961	24,353
Income (loss) from operations before income taxes	$243,120	$42,945	$(41,562)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2022	2021	2020
Current:
Federal	$72	$32	$(834)
State	644	73	48
Foreign	2,890	2,403	1,958
Current provision	3,606	2,508	1,172
Deferred:
Federal	34,616	9,596	(8,635)
State	285	(2,379)	(22,613)
Foreign	2,211	3,177	9,686
Change in valuation allowance	(237,553)	(7,930)	24,906
Deferred (benefit) provision	(200,441)	2,464	3,344
Total (benefit) provision	$(196,835)	$4,972	$4,516
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. In the fiscal fourth quarter of 2022, we reassessed our valuation allowances and considered positive evidence including significant cumulative consolidated and U.S. income over the three years ended September 30, 2022, continued revenue growth combined with profitability and expectations regarding financial forecasts, and negative evidence, including the uncertainty posed by the current economic and geopolitical environment and the global supply chain. After assessing the evidence, we released the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets as of September 30, 2022, resulting in a benefit from income taxes of $202.8 million.
We had a $30.7 million valuation allowance as of September 30, 2022 related primarily to state NOLs and tax credit carryforwards of $23.1 million and a partial valuation allowance on tax credits in Canada of $7.2 million whose recovery is not considered more likely than not. The $250.3 million of valuation allowance as of October 1, 2021 related primarily to federal and state NOLs, tax credit carryforwards and a partial valuation allowance on tax credits in Canada of $7.1 million, for which recovery was not considered likely. The change during the fiscal year ended September 30, 2022 of $237.6 million included in the income tax benefit in the Statement of Operations primarily relates to the release of the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets.
The change in the valuation allowance in the Consolidated Balance Sheets between September 30, 2022 and October 1, 2021 was $219.6 million compared to $237.6 million included in the fiscal year 2022 income tax benefit in the Consolidated Statements of Operations. The difference relates to the deferred tax liability of $18.0 million associated with the 2026 Convertible Notes that was eliminated upon adoption of ASU 2020-06 and resulted in an increase to the valuation allowance but had no impact to the fiscal year 2022 income tax benefit.

Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Benefit from income taxes attributable to valuation allowances	(97.5)	(19.4)	(60.5)
Global intangible low taxed income	2.5	17.0	(11.4)
Research and development credits	(3.7)	(8.3)	20.7
Warrant liability	—	5.4	(6.5)
Foreign rate differential	(1.6)	(5.0)	9.1
Share-based compensation	(1.1)	(5.0)	(4.1)
Provision to return adjustments	(0.5)	2.7	25.4
State taxes net of federal benefit	0.6	2.0	0.9
Intra-entity license transfer	—	—	(4.6)
Other permanent differences	(0.7)	1.2	(0.9)
Effective income tax rate	(81.0)%	11.6%	(10.9)%

For fiscal years 2022, 2021 and 2020, the effective tax rates on $243.1 million, $42.9 million and $(41.6) million, respectively, of pre-tax income (loss) from continuing operations were (81.0)%, 11.6% and (10.9)%, respectively. The effective income tax rates for fiscal years 2022, 2021 and 2020 were impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits, a fair market value adjustment of our warrant liability and the inclusion of Global Intangible Low Taxed Income. For fiscal year 2020, the effective tax rate was also impacted by an adjustment in our Section 382 limitation which increased our California NOL carryforwards. For fiscal year 2019, the effective tax rate was impacted by a change in our NOL carryforward due to an adjustment in our Section 382 limitation from a prior period acquisition and was also impacted by the immediate recognition of the current and deferred income tax effects totaling $39.8 million from an intra-entity transfer of a license for intellectual property to a higher taxed jurisdiction that received a tax basis step-up.
In 2022, the change in the “Benefit from income taxes attributable to valuation allowances” on deferred tax assets in the tax rate reconciliation table above was primarily related to the release of our valuation allowances on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets related to the U.S. jurisdiction.
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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2022	October 1, 2021
Deferred tax assets:
Net operating loss and credit carryforward	$231,763	$268,450
Intangible assets	23,173	20,853
Accrued expenses	19,098	17,938
Lease obligations	13,144	13,481
Minority equity investments	582	1,564
Gross deferred tax asset	287,760	322,286
Less valuation allowance	(30,704)	(250,287)
Deferred tax asset, net of valuation allowance	$257,056	$71,999

Deferred tax liabilities:
Convertible notes	$(112)	$(17,734)
Right of use lease asset	(14,191)	(14,680)
Property and equipment	(5,338)	(2,307)
Deferred tax liabilities	(19,641)	(34,721)
Net deferred tax asset	$237,415	$37,278
As of September 30, 2022, deferred income taxes of $237.4 million were recorded as long-term assets in our consolidated balance sheet. As of October 1, 2021, our consolidated balance sheet included $39.5 million of deferred income taxes recorded as long-term assets and $2.2 million of deferred income taxes recorded in Other long-term liabilities.
As of September 30, 2022, we had $645.8 million of gross federal net operating loss (“NOL”) carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2038 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is indefinite but the loss utilization will be limited to 80% of taxable income. The reported net operating loss carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which applies to an ownership change as defined under Section 382.
As of September 30, 2022, we had state NOL carryforwards of $36.5 million which will expire starting in fiscal year 2027 through fiscal year 2040, offset by a partial valuation allowance of $22.0 million. As of September 30, 2022, we had federal and state research and development tax credit carryforwards of $51.2 million, comprised of $40.1 million that will expire starting in fiscal year 2023 through fiscal year 2042 and $11.1 million with an indefinite life.
The liability for unrecognized tax benefits was zero as of September 30, 2022 and October 1, 2021, and $0.3 million as of October 2, 2020. During the fiscal year ending October 1, 2021, we reported a reduction of $0.3 million in unrecognized tax benefits due to closure of the related audit periods. During the fiscal year ending September 30, 2022, we reported no change in unrecognized tax benefits.
A summary of the fiscal tax years that remain subject to examination, as of September 30, 2022, for the Company’s significant tax jurisdictions are:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal	Fiscal Year 2018 - forward
United States—various states	Fiscal Year 2017 - forward
Ireland	Fiscal Year 2017 - forward
Generally, we are no longer subject to federal income tax examinations for fiscal years before 2018, except to the extent of loss and tax credit carryforwards from those years.

21. RELATED-PARTY TRANSACTIONS
During fiscal year 2020, we sold $0.4 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of directors John and Susan Ocampo. Together, Mr. and Mrs. Ocampo are MACOM's largest stockholders. Stephen G. Daly, the Company's President and Chief Executive Officer, and director Jihye Whang Rosenband, each have an equity interest of less than 1% in Mission.
22. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$439,955	$37,973	$(46,078)
Denominator:
Weighted average common shares outstanding-basic	69,783	68,449	66,606
Dilutive effect of equity awards	1,383	2,025	—
Weighted average common shares outstanding-diluted	71,166	70,474	66,606

Net income (loss) per common share- basic	$6.30	$0.55	$(0.69)
Net income (loss) per common share-diluted	$6.18	$0.54	$(0.69)
Through November 2020, we had warrants outstanding which were measured at fair value. When calculating earnings per share we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in common stock, including warrants. During fiscal years 2021 and 2020, we excluded the effects of the warrants and the respective 87,494 and 639,133 potential shares of common stock issuable upon exercise of warrants as the inclusion would be anti-dilutive. The table excludes the effects of 87,494, and 1,755,973 shares for fiscal years 2021 and 2020, respectively, of potential shares of common stock issuable upon exercise of stock options, restricted stock, restricted stock units and warrants as the inclusion would be anti-dilutive. The 2026 Convertible Notes did not have an impact on diluted earnings per share for fiscal years 2022 and 2021.
23. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the periods presented (in thousands):

	Fiscal Years
	2022	2021	2020
Cash paid for interest	$6,739	$11,836	$24,672
Cash paid (refunded) for income taxes	$2,194	$1,621	$(17,465)
Non-cash activities:
Non-cash capital expenditures	$1,000	$9,398	$636
Issuance of common stock for the cashless exercise of warrants	$—	$36,442	$—
During fiscal year 2022 and fiscal year 2021, we capitalized $0.9 million and $8.9 million, respectively, of non-cash costs to property and equipment associated with construction of a power generator that are paid by our service provider and is included in non-cash capital expenditures above. See Note 16- Financing Obligation.
For additional information on the issuance of common stock for the cashless exercise of warrants, see Note 18- Stockholders’ Equity.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - October 2, 2020	$4,788	$221	$5,009
Foreign currency translation gain, net of tax	(661)	—	(661)
Unrealized gain on short-term investments, net of tax	—	(198)	(198)
Balance - October 1, 2021	4,127	23	4,150
Foreign currency translation gain, net of tax	(4,106)	—	(4,106)
Unrealized gain on short-term investments, net of tax	—	(5,895)	(5,895)
Balance - September 30, 2022	$21	$(5,872)	$(5,851)
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
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	September 30, 2022	October 1, 2021
Net Property and Equipment by Geographic Region
United States	$108,569	$103,527
Europe (1)	11,572	12,766
Other Countries (2)	3,560	4,233
Total	$123,701	$120,526
(1) Europe represents France, Ireland and Italy.
(2) Other than the United States and Europe, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2022	2021	2020
Customer A	—	11%	14%
Customer B	—	—	12%
Customer C	—	—	12%
Customers A, B and C did not represent more than 10% of revenue in fiscal year ended 2022 and Customer B and C did not represent more than 10% of revenue in fiscal year ended 2021. Customers A, B and C did not represent more than 10% of accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. In fiscal years 2022, 2021 and 2020, our top ten customers represented an aggregate of 48%, 49% and 61% of total revenue, respectively.
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
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 14, 2022 expressed an unqualified opinion on those financial statements.

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
November 14, 2022

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2021 Omnibus Incentive Plan (the “2021 Plan”) and our 2021 Employee Stock Purchase Plan. We also maintain our Amended and Restated 2009 Omnibus Stock Plan, our 2012 Omnibus Incentive Plan (the “2012 Plan”) and our 2012 Employee Stock Purchase Plan, however, no additional awards may be issued under these plans. Each of our aforementioned plans were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of September 30, 2022 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	15,000	$16.06	6,702,343
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	15,000	$16.06	6,702,343

(1) Does not include 1,871,643 unvested shares outstanding as of September 30, 2022 in the form of restricted stock awards or restricted stock units under the 2021 Plan and 2012 Plan, which do not require the payment of any consideration by the recipients.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2022 and October 1, 2021
Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2022, October 1, 2021 and October 2, 2020
Consolidated Statements of Cash Flows for the Fiscal Years September 30, 2022, October 1, 2021 and October 2, 2020
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

10.34*	Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan.
10.35*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 30, 2022, formatted in Inline XBRL and included as Exhibit 101.
*	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2022.

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

/s/ Jihye Whang Rosenband
Jihye Whang Rosenband
Director