Form 10-Q
period 2022-12-30
MACOM Technology Solutions Holdings, Inc.
filed 2023-02-02
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2023, there were 70,734,929 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 30, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$126,155	$119,952
Short-term investments	468,577	466,580
Accounts receivable, net	112,039	101,551
Inventories	121,335	114,960
Prepaid and other current assets	19,527	10,040
Total current assets	847,633	813,083
Property and equipment, net	118,945	123,701
Goodwill	312,152	311,417
Intangible assets, net	44,441	51,254
Deferred income taxes	229,253	237,415
Other long-term assets	35,288	34,947
Total assets	$1,587,712	$1,571,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$1,034	$1,006
Accounts payable	35,647	30,733
Accrued liabilities	57,103	65,475
Total current liabilities	93,784	97,214
Finance lease obligations, less current portion	26,761	27,032
Financing obligation	9,500	9,544
Long-term debt	566,332	565,920
Other long-term liabilities	28,791	29,359
Total liabilities	725,168	729,069
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock	71	70
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	(2,567)	(5,851)
Additional paid-in capital	1,190,137	1,203,145
Accumulated deficit	(324,767)	(354,286)
Total stockholders’ equity	862,544	842,748
Total liabilities and stockholders' equity	$1,587,712	$1,571,817
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$180,104	$159,620
Cost of revenue	69,749	65,477
Gross profit	110,355	94,143
Operating expenses:
Research and development	38,832	35,470
Selling, general and administrative	32,940	31,604
Total operating expenses	71,772	67,074
Income from operations	38,583	27,069
Other income (expense):
Interest income (expense), net	602	(1,693)
Other (expense) income, net	(55)	114,908
Total other income, net	547	113,215
Income before income taxes	39,130	140,284
Income tax expense	9,611	1,457
Net income	$29,519	$138,827

Net income per share:
Income per share - Basic	$0.42	$2.00
Income per share - Diluted	$0.41	$1.95
Weighted average shares used:
Basic	70,481	69,400
Diluted	71,374	71,224
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	December 30, 2022	December 31, 2021
Net income	$29,519	$138,827
Unrealized gain (loss) on short term investments, net of tax	2,547	(616)
Foreign currency translation gain (loss), net of tax	737	(325)
Other comprehensive income (loss), net of tax	3,284	(941)
Total comprehensive income	$32,803	$137,886
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,126	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	2,320	—	2,320
Shares repurchased for tax withholdings on restricted stock awards	(443)	—	—	—	—	(26,375)	—	(26,375)
Share-based compensation	—	—	—	—	—	11,047	—	11,047
Other comprehensive income, net of tax	—	—	—	—	3,284	—	—	3,284
Net income	—	—	—	—	—	—	29,519	29,519
Balance as of December 30, 2022	70,757	$71	(23)	$(330)	$(2,567)	$1,190,137	$(324,767)	$862,544

See notes to condensed consolidated financial statements.

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	969	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	56	—	—	—	—	2,447	—	2,447
Shares repurchased for tax withholdings on equity awards	(383)	—	—	—	—	(27,756)	—	(27,756)
Share-based compensation	—	—	—	—	—	9,949	—	9,949
Other comprehensive loss, net of tax	—	—	—	—	(941)	—	—	(941)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	138,827	138,827
Balance as of December 31, 2021	69,709	$70	(23)	$(330)	$3,209	$1,177,239	$(655,414)	$524,774

See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	December 30, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,519	$138,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	12,855	15,234
Share-based compensation	11,047	9,949
Deferred income taxes	9,067	662
Gain on equity method investment, net	—	(114,908)
Other adjustments, net	(381)	627
Change in operating assets and liabilities:
Accounts receivable	(10,489)	(12,875)
Inventories	(6,375)	(5,839)
Prepaid expenses and other assets	(556)	3,009
Accounts payable	3,689	5,687
Accrued and other liabilities	(10,349)	(6,868)
Income taxes	246	599
Net cash provided by operating activities	38,273	34,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity method investment	—	127,750
Purchases of property and equipment	(9,616)	(5,095)
Proceeds from sales and maturities of short-term investments	146,966	58,500
Purchases of short-term investments	(145,300)	(75,437)
Proceeds from sale of property and equipment	—	19
Net cash (used in) provided by investing activities	(7,950)	105,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(278)	(279)
Proceeds from stock option exercises and employee stock purchases	2,320	5,135
Repurchase of common stock - tax withholdings on equity awards	(26,375)	(27,756)
Net cash used in financing activities	(24,333)	(22,900)
Foreign currency effect on cash	213	(82)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,203	116,859
CASH AND CASH EQUIVALENTS — Beginning of period	119,952	156,537
CASH AND CASH EQUIVALENTS — End of period	$126,155	$273,396
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
The condensed consolidated balance sheet as of September 30, 2022 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 30, 2022 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2022 filed with the SEC on November 14, 2022 (the “2022 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K.
Principles of Consolidation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2023 and 2022 each include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2022 Annual Report on Form 10-K.
Pronouncements for Adoption in Subsequent Periods
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including, but not limited to, our Credit Agreement (defined below). For additional information regarding our Credit Agreement, refer to Note 8 - Debt.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue by Market:
Telecommunications	$61,450	$55,822
Industrial & Defense	77,169	73,146
Data Center	41,485	30,652
Total	$180,104	$159,620

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue by Geographic Region:
United States	$88,589	$74,426
China	41,156	36,063
Asia Pacific, excluding China (1)	21,534	30,650
Other Countries (2)	28,825	18,481
Total	$180,104	$159,620
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
The following table presents the changes in contract liabilities during the three months ended December 30, 2022 (in thousands, except percentage):

	December 30, 2022	September 30, 2022	$ Change	% Change
Contract liabilities	$3,404	$3,916	$(512)	(13)%
During the three months ended December 30, 2022, we recognized sales of $1.4 million that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the three months ended December 30, 2022 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services.
3. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	December 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$146,334	$7	$(3,707)	$142,634
Commercial paper	326,614	32	(703)	325,943
Total short-term investments	$472,948	$39	$(4,410)	$468,577

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$146,163	$5	$(4,492)	$141,676
Commercial paper	326,318	—	(1,414)	324,904
Total short-term investments	$472,481	$5	$(5,906)	$466,580

The contractual maturities of available-for-sale investments were as follows (in thousands):

	December 30, 2022	September 30, 2022
Less than one year	$358,416	$368,141
Over one year	110,161	98,439
Total available-for-sale investments	$468,577	$466,580

We have determined that the gross unrealized losses on available for sale securities as of December 30, 2022 and September 30, 2022 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
During the three months ended December 30, 2022 and December 31, 2021, Interest income (expense), net included interest income on short-term investments of $3.7 million and $0.3 million, respectively.
Other Investments — As of December 30, 2022, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of December 30, 2022 and September 30, 2022, the carrying value of this investment was $2.5 million and it was classified as a long-term investment.
On December 23, 2021, we sold our non-controlling investment of less than 10% in the outstanding equity of a private company to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, during the three months ended December 31, 2021, we recorded a gain of $118.2 million in Other (expense) income, net in our condensed consolidated statements of operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 30, 2022.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$29,448	$29,448	$—	$—
Commercial paper	325,943	—	325,943	—
Corporate bonds	142,634	—	142,634	—
Total assets measured at fair value	$498,025	$29,448	$468,577	$—

	September 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,392	$1,392	$—	$—
Commercial paper	324,904	—	324,904	—
Corporate bonds	141,676	—	141,676	—
Total assets measured at fair value	$467,972	$1,392	$466,580	$—
5. INVENTORIES
Inventories consist of the following (in thousands):

	December 30, 2022	September 30, 2022
Raw materials	$78,786	$72,595
Work-in-process	10,820	12,455
Finished goods	31,729	29,910
Total inventory, net	$121,335	$114,960
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 30, 2022	September 30, 2022
Construction in process	$18,095	$10,837
Machinery and equipment	219,676	227,844
Leasehold improvements	35,434	35,651
Furniture and fixtures	2,538	2,535
Computer equipment and software	18,618	18,347
Finance lease assets	34,417	34,417
Total property and equipment	328,778	329,631
Less accumulated depreciation and amortization	(209,833)	(205,930)
Property and equipment, net	$118,945	$123,701
Depreciation and amortization expense related to property and equipment for the three months ended December 30, 2022 and December 31, 2021 was $6.0 million and $5.9 million, respectively. Accumulated amortization on finance lease assets as of December 30, 2022 and September 30, 2022 was $6.3 million and $5.8 million, respectively.

7. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cost of revenue	$910	$2,505
Selling, general and administrative	5,903	6,782
Total	$6,813	$9,287

Intangible assets consist of the following (in thousands):

	December 30, 2022	September 30, 2022
Acquired technology	$179,434	$179,434
Customer relationships	245,870	245,870
Trade name (indefinite-lived)	3,400	3,400
Total	428,704	428,704
Less accumulated amortization	(384,263)	(377,450)
Intangible assets — net	$44,441	$51,254
A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of September 30, 2022	$428,704	$179,434	$245,870	$3,400	$311,417
Currency translation adjustment	—	—	—	—	735
Balance as of December 30, 2022	$428,704	$179,434	$245,870	$3,400	$312,152
As of December 30, 2022, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2023 Remaining	2024	2025	2026	2027	Thereafter	Total
Amortization expense	$19,237	15,410	3,490	1,644	1,260	—	$41,041
Accumulated amortization for acquired technology and customer relationships were $176.1 million and $208.2 million, respectively, as of December 30, 2022, and $175.2 million and $202.3 million, respectively, as of September 30, 2022.
8. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of December 30, 2022 and September 30, 2022, (in thousands, except percentages):

	December 30, 2022		September 30, 2022
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	6.32%	$120,766	4.77%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Total principal amount outstanding	570,766		570,766
Less: Unamortized discount on term loans and deferred financing costs	(4,434)		(4,846)
Total long-term debt	$566,332		$565,920

Term Loans
As of December 30, 2022, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of December 30, 2022, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%.
As of December 30, 2022, there are no minimum principal repayments on the Term Loans until May 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $119.6 million and $120.2 million as of December 30, 2022 and September 30, 2022, respectively, and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of December 30, 2022, approximately $0.5 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet.
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
In connection with the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on October 2, 2021 we reclassified $72.2 million, consisting of $73.1 million of principal and issuance costs of $0.9 million, previously allocated to the conversion feature, from additional paid-in capital to long-term debt on our condensed consolidated balance sheet as of October 2, 2021. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $7.5 million to accumulated deficit on our condensed consolidated balance sheet as of October 2, 2021, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.
For the three months ended December 30, 2022 and December 31, 2021, total interest expense for the 2026 Convertible Notes was $0.3 million.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $448.4 million and $411.4 million as of December 30, 2022 and September 30, 2022, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of December 30, 2022; the full amount of $450.0 million is due in fiscal year 2026.
9. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of December 30, 2022 and September 30, 2022, the net book value of the systems in Property and equipment, net was $9.3 million and $9.8 million, respectively, and the corresponding liability was $9.7 million and $9.8 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement, which has a 15-year term.
As of December 30, 2022, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2023	$699
2024	958
2025	982
2026	1,007
2027	1,031
Thereafter	11,914
Total payments	$16,591
Less: interest	6,865
Present value of liabilities	$9,726

10. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 30, 2022	December 31, 2021
Numerator:
Net income attributable to common stockholders	$29,519	$138,827
Denominator:
Weighted average common shares outstanding-basic	70,481	69,400
Dilutive effect of stock options, restricted stock and restricted stock units	893	1,824
Weighted average common shares outstanding-diluted	71,374	71,224

Net income to common stockholders per share-Basic:	$0.42	$2.00
Net income to common stockholders per share-Diluted:	$0.41	$1.95
The 2026 Convertible Notes did not have an impact on diluted net income per share for the three months ended December 30, 2022 or December 31, 2021.
11. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three months ended December 30, 2022.
12. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of December 30, 2022.
Stock Plans
As of December 30, 2022, we had 4.6 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.3 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of December 30, 2022 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Outside of the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of December 30, 2022 and September 30, 2022, the fair value of outstanding ISUs was $5.4 million and $4.9 million, respectively, and the associated accrued compensation liability was $2.5 million and $3.6 million, respectively. During the three months ended December 30, 2022 and December 31, 2021, we recorded an expense for ISU awards of $1.3 million and $1.4 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cost of revenue	$1,150	$1,033
Research and development	4,232	3,599
Selling, general and administrative	5,665	5,317
Total share-based compensation expense	$11,047	$9,949
As of December 30, 2022, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $76.8 million, which we expect to recognize over a weighted-average period of 2.3 years. As of December 30, 2022, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.9 million.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the three months ended December 30, 2022 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 30, 2022	1,872	$40.44
Granted	669	62.31
Performance-based adjustment (1)	311	27.13
Vested and released	(1,126)	28.78
Forfeited, canceled or expired	(7)	45.15
Balance as of December 30, 2022	1,719	$54.17
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the three months ended December 30, 2022 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the three months ended December 30, 2022 and December 31, 2021 had combined fair values of $66.8 million and $69.9 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
We granted 166,452 market-based PRSUs during the three months ended December 30, 2022, at a weighted average grant date fair value of $80.38 per share, and none were forfeited. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately 3 years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Three Months Ended
December 30, 2022
Grant date stock price	$56.15
Average stock price at the start of the performance period	$54.12
Risk free interest rate	4.2%
Years to maturity	2.90
Expected volatility rate	52.4%
Expected dividend yield	—

Stock Options
As of December 30, 2022 and September 30, 2022, there were 15,000 stock options outstanding with a weighted-average exercise price per share of $16.06. As of December 30, 2022, the weighted-average remaining contractual term was 2.85 years and the aggregate intrinsic value was $0.7 million. Aggregate intrinsic value represents the difference between our closing stock price on December 30, 2022 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million for the three months ended December 31, 2021. There were no options exercised during the three months ended December 30, 2022.
13. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and its quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as: variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, the realizability of our deferred tax assets and related valuation allowance, and relative changes in permanent tax benefits or expenses.
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	December 30, 2022	December 31, 2021
Income tax expense	$9,611	$1,457
Effective income tax rate	24.6%	1.0%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 30, 2022, was primarily driven by tax on global intangible low-taxed income (“GILTI”), non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates, and research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 31, 2021 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply.
On September 30, 2022, we released the majority of the valuation allowances against U.S. federal and state deferred tax assets including operating loss (“NOL”) carryforwards, R&D tax credit carryforwards and other deferred tax items relating to temporary differences. We continued our ongoing assessment of the realizability of our deferred tax assets and did not note any significant changes from our assessment on September 30, 2022. We continue to maintain a partial valuation allowance against certain of our deferred tax assets primarily relating to state NOLs and R&D tax credit carryforwards which are not expected to be realized. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax assets including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies.
There were no unrecognized tax benefits as of December 30, 2022 and September 30, 2022. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended December 30, 2022, we did not make any accrual or payment of interest or penalties.

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cash paid for interest	$2,258	$1,197
Cash paid for income taxes	$297	$178
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$1,305	$280
Additions to property and equipment, net included in liabilities	$1,364	$1,618

During the three months ended December 31, 2021, we capitalized $0.5 million of non-cash costs to property and equipment associated with construction of a power generator that were paid by our service provider and included in non-cash capital expenditures above. See Note 9 - Financing Obligation.
15. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	December 30, 2022	September 30, 2022
United States	$113,492	$108,569
Other Countries (1)	5,453	15,132
Total	$118,945	$123,701
(1)Other than the United States, no country represented greater than 10% of the total net property and equipment as of the dates presented.

No customer represented more than 10% of revenue or more than 10% of accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended December 30, 2022 and December 31, 2021, our top ten customers represented 52% and 44% of total revenue, respectively.
16. SUBSEQUENT EVENTS
On December 23, 2022, we entered into a definitive agreement to acquire substantially all of the assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit semiconductor processing and integrated circuit design. The purchase price is expected to be approximately €38.5 million, funded by cash-on-hand, and the proposed transaction is expected to close in our fiscal second quarter of 2023, subject to regulatory approvals and the satisfaction of certain customary closing conditions.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “2022 Annual Report on Form 10-K”).

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our pending acquisition of OMMIC SAS, industry trends, the potential impacts of COVID-19 on our future operations and results, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2022 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for Telecommunications (“Telecom”), Industrial and Defense (“I&D”) and Data Center industries. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide, gallium nitride, indium phosphide and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules, diodes, amplifiers, switches and switch limiters, passive and active components and complete subsystems, across dozens of product lines serving over 6,000 end customers in three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless communication systems including basestations, high capacity optical networks, data center applications, radar, medical systems and test and measurement applications. Our primary end markets are: (1) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X/passive optical network, among others; (2) I&D, which includes military and commercial radar, radio frequency (“RF”) jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; and (3) Data Center, which includes intra-Data Center, Data Center Interconnect applications, at 100G, 200G, 400G, 800G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers.
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the three months ended December 30, 2022, have a material impact on our consolidated operating results. However, the degree to which COVID-19 may impact our business, financial condition, results of operations, liquidity and cash flows will continue to depend on future developments, which remain highly uncertain and cannot be predicted.

For additional information on risk factors that could impact our future results, please refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2022 Annual Report on Form 10-K.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2022 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$180,104	$159,620
Cost of revenue (1)	69,749	65,477
Gross profit	110,355	94,143
Operating expenses:
Research and development (1)	38,832	35,470
Selling, general and administrative (1)	32,940	31,604
Total operating expenses	71,772	67,074
Income from operations	38,583	27,069
Other income (expense):
Interest income (expense), net	602	(1,693)
Other (expense) income, net (2)	(55)	114,908
Total other income, net	547	113,215
Income before income taxes	39,130	140,284
Income tax expense	9,611	1,457
Net income	$29,519	$138,827
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
(a) Intangible amortization expense:
Cost of revenue	$910	$2,505
Selling, general and administrative	5,903	6,782
(b) Share-based compensation expense:
Cost of revenue	$1,150	$1,033
Research and development	4,232	3,599
Selling, general and administrative	5,665	5,317
(2) The three months ended December 31, 2021 includes a gain on the sale of our equity method investment of $118.2 million and net losses of $3.3 million associated with such equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	100.0%	100.0%
Cost of revenue	38.7	41.0
Gross profit	61.3	59.0
Operating expenses:
Research and development	21.6	22.2
Selling, general and administrative	18.3	19.8
Total operating expenses	39.9	42.0
Income from operations	21.4	17.0
Other income (expense):
Interest income (expense), net	0.3	(1.1)
Other (expense) income, net	0.0	72.0
Total other income, net	0.3	70.9
Income before income taxes	21.7	87.9
Income tax expense	5.3	0.9
Net income	16.4%	87.0%
Comparison of the Three Months Ended December 30, 2022 to the Three Months Ended December 31, 2021
Revenue. Our revenue increased by $20.5 million, or 12.8%, to $180.1 million for the three months ended December 30, 2022, from $159.6 million for the three months ended December 31, 2021. The increase in revenue in the three months ended December 30, 2022 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	December 30, 2022	December 31, 2021	% Change
Telecom	$61,450	$55,822	10.1%
Industrial & Defense	77,169	73,146	5.5%
Data Center	41,485	30,652	35.3%
Total	$180,104	$159,620	12.8%

Telecom	34.1%	35.0%
Industrial & Defense	42.9%	45.8%
Data Center	23.0%	19.2%
Total	100.0%	100.0%

In the three months ended December 30, 2022, our Telecom market revenue increased by $5.6 million, or 10.1%, compared to the three months ended December 31, 2021. The increase for the three months ended December 30, 2022 was primarily driven by an increase in RF and microwave products for metro long-haul broadband access and video infrastructure, products targeted for carrier-based optical semiconductor products and non-recurring license revenue of $2.0 million, partially offset by a decrease in sales of legacy products.
In the three months ended December 30, 2022, our I&D market revenue increased by $4.0 million, or 5.5%, compared to the three months ended December 31, 2021. The increase in the three months ended December 30, 2022 was primarily related to ongoing defense program shipments and expansion of high-performance analog product lines into the I&D market.

In the three months ended December 30, 2022, our Data Center market revenue increased by $10.8 million, or 35.3%, compared to the three months ended December 31, 2021. The increase in the three months ended December 30, 2022 was primarily due to an increase in sales of our high-performance analog Data Center products and certain legacy products which were supply constrained in prior periods, partially offset by a decrease in sales of optical semiconductor products.
Gross profit. Gross margin was 61.3% and 59.0% for the three months ended December 30, 2022 and December 31, 2021, respectively. Gross profit was $110.4 million and $94.1 million for the three months ended December 30, 2022 and December 31, 2021, respectively. Gross profit increased for the three months ended December 30, 2022 as compared to the three months ended December 31, 2021 primarily as a result of higher sales, including $2.0 million of license revenue, favorable revenue mix, production efficiencies, lower intangible amortization, partially offset by increases in production supplies, employee headcount and employee-related costs.
Research and development. Research and development expense increased by $3.4 million, or 9.5%, to $38.8 million, or 21.6% of our revenue, for the three months ended December 30, 2022, compared to $35.5 million, or 22.2% of our revenue, for the three months ended December 31, 2021. Research and development expense increased in the three months ended December 30, 2022 primarily as a result of an increase in employee headcount, employee-related costs, share-based compensation expense, development foundry costs and a loss on disposal of equipment.
Selling, general and administrative. Selling, general and administrative expense increased by $1.3 million, or 4.2%, to $32.9 million, or 18.3% of our revenue, for the three months ended December 30, 2022, compared to $31.6 million, or 19.8% of our revenue, for the three months ended December 31, 2021. Selling, general and administrative expense increased in the three months ended December 30, 2022 primarily due to an increase in outside professional fees, share-based compensation expense and variable costs, partially offset by a decrease in intangible amortization.
Interest income (expense), net. In the three months ended December 30, 2022, interest income, net was $0.6 million, or 0.3% of our revenue, compared to interest expense, net of $1.7 million, or 1.1% of our revenue, for the three months ended December 31, 2021. The change for the three months ended December 30, 2022 is primarily due to an increase in interest income on short-term investments and an increase in short-term investments, partially offset by an increase in interest expense on the Term Loans.
Other (expense) income, net. In the three months ended December 30, 2022, other expense, net was $0.1 million, or less than 0.1% of our revenue, compared to other income, net of $114.9 million, or 72.0% of our revenue, for the three months ended December 31, 2021. The three months ended December 31, 2021 includes a gain on the sale of our equity method investment of $118.2 million and net losses of $3.3 million associated with such equity method investment. See Note 3 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended
	December 30, 2022	December 31, 2021
Income tax expense	9,611	1,457
Effective income tax rate	24.6%	1.0%

The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 30, 2022, was primarily driven by tax on GILTI, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates, and R&D tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 31, 2021 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply. Our estimated annual effective tax rate for the year ending September 29, 2023 is expected to be approximately 30%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 13 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cash and cash equivalents, beginning of period	$119,952	$156,537
Net cash provided by operating activities	38,273	34,104
Net cash (used in) provided by investing activities	(7,950)	105,737
Net cash used in financing activities	(24,333)	(22,900)
Foreign currency effect on cash	213	(82)
Cash and cash equivalents, end of period	$126,155	$273,396
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended December 30, 2022 of $38.3 million consisted of a net income of $29.5 million plus adjustments of $32.6 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $23.8 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $12.9 million, share-based compensation expense of $11.0 million and deferred income tax expense of $9.1 million. In addition, cash used in operating assets and liabilities was $23.8 million for the three months ended December 30, 2022, primarily driven by an increase in accounts receivable of $10.5 million, an increase in inventories of $6.4 million and a decrease of $10.3 million in accrued and other liabilities, partially offset by an increase in accounts payable of $3.7 million.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the three months ended December 30, 2022 of $8.0 million consisted primarily of purchases of $145.3 million of short-term investments and capital expenditures of $9.6 million, offset by proceeds of $147.0 million for the sale and maturity of short-term investments.
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
Cash Flow from Financing Activities
During the three months ended December 30, 2022, our cash used in financing activities of $24.3 million was primarily related to $26.4 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $2.3 million of proceeds from employee stock purchases.
During the three months ended December 31, 2021, our cash used in financing activities of $22.9 million was primarily related to $27.8 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by $5.1 million of proceeds from stock option exercises and employee stock purchases.

Liquidity
As of December 30, 2022, we held $126.2 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $468.6 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 30, 2022, cash held by our indefinitely reinvested foreign subsidiaries was $14.1 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
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
As of December 30, 2022, we had no off-balance sheet arrangements.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. As of December 30, 2022, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 30, 2022.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended December 30, 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022-October 28, 2022	72,262	$56.29	—	—
October 29, 2022-November 25, 2022	370,519	60.09	—	—
November 26, 2022-December 30, 2022	627	65.68	—	—
Total	443,408	$59.48	—	—
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
10.1	MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on December 21, 2021.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 30, 2022, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 2, 2023	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 2, 2023	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)