Form 10-Q
period 2023-03-31
MACOM Technology Solutions Holdings, Inc.
filed 2023-05-04
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, there were 70,884,080 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$136,573	$119,952
Short-term investments	440,735	466,580
Accounts receivable, net	121,823	101,551
Inventories	131,882	114,960
Prepaid and other current assets	17,303	10,040
Total current assets	848,316	813,083
Property and equipment, net	123,266	123,701
Goodwill	324,610	311,417
Intangible assets, net	67,289	51,254
Deferred income taxes	217,816	237,415
Other long-term assets	36,176	34,947
Total assets	$1,617,473	$1,571,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$4,870	$1,006
Accounts payable	31,095	30,733
Accrued liabilities	55,284	65,475
Total current liabilities	91,249	97,214
Finance lease obligations, less current portion	26,486	27,032
Financing obligation	9,436	9,544
Long-term debt	566,743	565,920
Other long-term liabilities	29,544	29,359
Total liabilities	723,458	729,069
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	71	70
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	(1,433)	(5,851)
Additional paid-in capital	1,194,719	1,203,145
Accumulated deficit	(299,012)	(354,286)
Total stockholders’ equity	894,015	842,748
Total liabilities and stockholders' equity	$1,617,473	$1,571,817
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$169,406	$165,147	$349,510	$324,767
Cost of revenue	66,716	66,158	136,465	131,636
Gross profit	102,690	98,989	213,045	193,131
Operating expenses:
Research and development	35,537	35,455	74,369	70,925
Selling, general and administrative	31,249	30,963	64,189	62,566
Total operating expenses	66,786	66,418	138,558	133,491
Income from operations	35,904	32,571	74,487	59,640
Other income (expense):
Interest income (expense), net	1,634	(1,389)	2,236	(3,082)
Other (expense) income, net	(123)	(55)	(178)	114,853
Total other income (expense), net	1,511	(1,444)	2,058	111,771
Income before income taxes	37,415	31,127	76,545	171,411
Income tax expense	11,660	1,569	21,271	3,026
Net income	$25,755	$29,558	$55,274	$168,385

Net income per share:
Income per share - Basic	$0.36	$0.42	$0.78	$2.42
Income per share - Diluted	$0.36	$0.42	$0.77	$2.37
Weighted average shares used:
Basic	70,799	69,788	70,640	69,594
Diluted	71,402	71,107	71,388	71,166
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$25,755	$29,558	$55,274	$168,385
Unrealized gain (loss) on short term investments, net of tax	833	(2,335)	3,380	(2,952)
Foreign currency translation gain (loss), net of tax	301	(679)	1,038	(1,003)
Other comprehensive income (loss), net of tax	1,134	(3,014)	4,418	(3,955)
Total comprehensive income	$26,889	$26,544	$59,692	$164,430
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 30, 2022	70,757	$71	(23)	$(330)	$(2,567)	$1,190,137	$(324,767)	$862,544
Vesting of restricted common stock and units	212	—	—	—	—	—	—	—
Shares repurchased for tax withholdings on restricted stock awards	(72)	—	—	—	—	(4,878)	—	(4,878)
Share-based compensation	—	—	—	—	—	9,460	—	9,460
Other comprehensive income, net of tax	—	—	—	—	1,134	—	—	1,134
Net income	—	—	—	—	—	—	25,755	25,755
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,338	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	2,320	—	2,320
Shares repurchased for tax withholdings on equity awards	(515)	—	—	—	—	(31,253)	—	(31,253)
Share-based compensation	—	—	—	—	—	20,507	—	20,507
Other comprehensive income, net of tax	—	—	—	—	4,418	—	—	4,418
Net income	—	—	—	—	—	—	55,274	55,274
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	69,709	$70	(23)	$(330)	$3,209	$1,177,239	$(655,414)	$524,774
Vesting of restricted common stock and units	315	—	—	—	—	—	—	—
Shares repurchased for tax withholdings on equity awards	(114)	—	—	—	—	(7,002)	—	(7,002)
Share-based compensation	—	—	—	—	—	9,967	—	9,967
Other comprehensive loss, net of tax	—	—	—	—	(3,014)	—	—	(3,014)
Net income	—	—	—	—	—	—	29,558	29,558
Balance as of April 1, 2022	69,910	$70	(23)	$(330)	$195	$1,180,204	$(625,856)	$554,283

	Six Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,284	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	56	—	—	—	—	2,447	—	2,447
Shares repurchased for tax withholdings on equity awards	(497)	—	—	—	—	(34,758)	—	(34,758)
Share-based compensation	—	—	—	—	—	19,916	—	19,916
Other comprehensive loss, net of tax	—	—	—	—	(3,955)	—	—	(3,955)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	168,385	168,385
Balance as of April 1, 2022	69,910	$70	(23)	$(330)	$195	$1,180,204	$(625,856)	$554,283
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2023	April 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,274	$168,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	25,365	29,080
Share-based compensation	20,507	19,916
Deferred income taxes	20,233	1,284
Gain on equity method investment, net	—	(114,908)
Other adjustments, net	(2,784)	1,176
Change in operating assets and liabilities:
Accounts receivable	(18,316)	(15,983)
Inventories	(8,236)	(10,653)
Prepaid expenses and other assets	(2,857)	597
Accounts payable	(253)	1,632
Accrued and other liabilities	(17,471)	(4,930)
Income taxes	(715)	1,001
Net cash provided by operating activities	70,747	76,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(50,835)	—
Proceeds from sale of equity method investment	—	127,750
Purchases of property and equipment	(15,614)	(12,184)
Proceeds from sale of property and equipment	8,000	23
Proceeds from sales and maturities of short-term investments	261,634	91,841
Purchases of short-term investments	(228,157)	(282,642)
Net cash used in investing activities	(24,972)	(75,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(591)	(500)
Proceeds from stock option exercises and employee stock purchases	2,320	5,135
Repurchase of common stock - tax withholdings on equity awards	(31,253)	(34,758)
Net cash used in financing activities	(29,524)	(30,123)
Foreign currency effect on cash	370	(224)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,621	(28,962)
CASH AND CASH EQUIVALENTS — Beginning of period	119,952	156,537
CASH AND CASH EQUIVALENTS — End of period	$136,573	$127,575
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
Principles of Consolidation, Basis of Presentation and Reclassification—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the condensed consolidated financial statements, certain balances have been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2023 and 2022 each include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; revenue reserves; goodwill and intangible asset valuation; share-based compensation valuations and income taxes.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2022 Annual Report on Form 10-K.
Pronouncements for Adoption in Subsequent Periods
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including, but not limited to, our Credit Agreement (defined below). For additional information regarding our Credit Agreement, refer to Note 9 - Debt.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue by Market:
Telecommunications	$53,888	$62,927	$115,337	$118,749
Industrial & Defense	77,194	67,139	154,363	140,285
Data Center	38,324	35,081	79,810	65,733
Total	$169,406	$165,147	$349,510	$324,767

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue by Geographic Region:
United States	$82,835	$74,547	$171,423	$148,973
China	33,325	46,028	74,481	82,091
Asia Pacific, excluding China (1)	28,008	25,881	49,542	56,531
Other Countries (2)	25,238	18,691	54,064	37,172
Total	$169,406	$165,147	$349,510	$324,767
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
The following table presents the changes in contract liabilities during the six months ended March 31, 2023 (in thousands, except percentage):

	March 31, 2023	September 30, 2022	$ Change	% Change
Contract liabilities	$1,076	$3,916	$(2,840)	(73)%
During the three and six months ended March 31, 2023, we recognized sales of $1.4 million and $2.9 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the six months ended March 31, 2023 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services.
3. ACQUISITIONS
Acquisition of Linearizer Technology Inc.— On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state amplifiers (SSPAs), microwave predistortion linearizers and microwave photonics (the “Linearizer Acquisition”). We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.6 million, subject to customary purchase price adjustments. We funded the Linearizer Acquisition with cash-on-hand. During the three and six months ended March 31, 2023, we incurred acquisition-related transaction costs of approximately $1.9 million, which are included in selling, general and administrative expense. There were no transaction costs for the three and six months ended April 1, 2022. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
The purchase price for the Linearizer Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported March 31, 2023

Current assets	$11,726
Property and equipment	5,485
Intangible assets	29,600
Goodwill	12,332
Total assets acquired	59,143
Current liabilities	7,544
Total liabilities assumed	7,544
Purchase Price	$51,599
We recorded goodwill of $12.3 million. Intangible assets consist of customer relationships of $20.7 million with an 8.6 year life, technology of $7.1 million with a 7.6 year life and a trade name of $1.8 million with a 7.6 year life. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. The intangible assets and goodwill acquired will be amortizable for tax purposes due to the Section 338 election filed.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2023, the purchase price allocation for Linearizer remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, fixed assets, leases and contingencies.
Pro forma financial information for the three and six months ended March 31, 2023 and April 1, 2022 and the actual results of operations for Linearizer since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
On March 3, 2023, we entered into a lease agreement with an entity that is majority-owned by certain former Linearizer employees, which is deemed to be a related party agreement. We have the option to purchase the facility for $3.8 million. As of the date of this Quarterly Report on Form 10-Q, we have not exercised such right. During the three months ended March 31, 2023, we made lease-related payments of $0.2 million. This lease is classified as a finance lease on our condensed consolidated balance sheet and is included in property and equipment of $5.5 million in the purchase price allocation table above.
Other Acquisition— On December 23, 2022, we entered into a definitive agreement to acquire substantially all of the assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit semiconductor processing and integrated circuit design. The purchase price is expected to be approximately €38.5 million, funded by cash-on-hand, and the proposed transaction is expected to close in our fiscal year 2023, subject to regulatory and other government approvals and the satisfaction of certain closing conditions.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds and commercial paper and are classified as available-for-sale. These corporate bonds and commercial paper are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$140,151	$27	$(2,999)	$137,179
Commercial paper	303,871	25	(340)	303,556
Total short-term investments	$444,022	$52	$(3,339)	$440,735

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$146,163	$5	$(4,492)	$141,676
Commercial paper	326,318	—	(1,414)	324,904
Total short-term investments	$472,481	$5	$(5,906)	$466,580

The contractual maturities of available-for-sale investments were as follows (in thousands):

	March 31, 2023	September 30, 2022
Less than one year	$347,944	$368,141
Over one year	92,791	98,439
Total available-for-sale investments	$440,735	$466,580

We have determined that the gross unrealized losses on available for sale securities as of March 31, 2023 and September 30, 2022 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
During the three months ended March 31, 2023 and April 1, 2022, Interest income (expense), net included interest income on short-term investments of $5.1 million and $0.5 million, respectively. During the six months ended March 31, 2023 and April 1, 2022, Interest income (expense), net included interest income on short-term investments of $8.7 million and $0.8 million, respectively.
Other Investments — As of March 31, 2023, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of March 31, 2023 and September 30, 2022, the carrying value of this investment was $2.5 million and it was classified as a long-term investment.
On December 23, 2021, we sold our non-controlling investment of less than 10% in the outstanding equity of a private company to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, during the three months ended December 31, 2021, we recorded a gain of $118.2 million in Other (expense) income, net in our condensed consolidated statements of operations. The six months ended April 1, 2022 includes a gain on the sale of our equity method investment of $118.2 million, and we recorded net losses of $3.3 million associated with such equity method investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 31, 2023.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 31, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$20,570	$20,570	$—	$—
Commercial paper	303,556	—	303,556	—
Corporate bonds	137,179	—	137,179	—
Total assets measured at fair value	$461,305	$20,570	$440,735	$—

	September 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,392	$1,392	$—	$—
Commercial paper	324,904	—	324,904	—
Corporate bonds	141,676	—	141,676	—
Total assets measured at fair value	$467,972	$1,392	$466,580	$—
6. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Raw materials	$83,057	$72,595
Work-in-process	16,990	12,455
Finished goods	31,835	29,910
Total inventory, net	$131,882	$114,960
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	March 31, 2023	September 30, 2022
Construction in process	$14,318	$10,837
Machinery and equipment	229,125	227,844
Leasehold improvements	35,288	35,651
Furniture and fixtures	2,601	2,535
Computer equipment and software	18,519	18,347
Finance lease assets	38,238	34,417
Total property and equipment	338,089	329,631
Less accumulated depreciation and amortization	(214,823)	(205,930)
Property and equipment, net	$123,266	$123,701
Depreciation and amortization expense related to property and equipment for the three and six months ended March 31, 2023 was $5.8 million and $11.8 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended April 1, 2022 was $5.8 million and $11.7 million, respectively. Accumulated amortization on finance lease assets as of March 31, 2023 and September 30, 2022 was $6.7 million and $5.8 million, respectively.

8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Cost of revenue	$988	$1,778	$1,898	$4,283
Selling, general and administrative	5,764	6,276	11,667	13,058
Total	$6,752	$8,054	$13,565	$17,341

Intangible assets consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Acquired technology	$186,534	$179,434
Customer relationships	266,570	245,870
Trade name	5,200	3,400
Total	458,304	428,704
Less accumulated amortization	(391,015)	(377,450)
Intangible assets — net	$67,289	$51,254
A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of September 30, 2022	$428,704	$179,434	$245,870	$3,400	$311,417
Acquired	29,600	7,100	20,700	1,800	12,332
Currency translation adjustment	—	—	—	—	861
Balance as of March 31, 2023	$458,304	$186,534	$266,570	$5,200	$324,610
As of March 31, 2023, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2023 Remaining	2024	2025	2026	2027	Thereafter	Total
Amortization expense	$14,295	18,643	7,381	6,397	5,842	11,331	$63,889
Accumulated amortization for acquired technology and customer relationships were $177.1 million and $213.9 million, respectively, as of March 31, 2023, and $175.2 million and $202.3 million, respectively, as of September 30, 2022.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of March 31, 2023 and September 30, 2022, (in thousands, except percentages):

	March 31, 2023		September 30, 2022
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	6.88%	$120,766	4.77%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Total principal amount outstanding	570,766		570,766
Less: Unamortized discount on term loans and deferred financing costs	(4,023)		(4,846)
Total long-term debt	$566,743		$565,920

Term Loans
As of March 31, 2023, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of March 31, 2023, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%. The UK Financial Conduct Authority announced that they will cease publishing certain tenors of USD LIBOR on June 30, 2023; we expect our interest rate to change to synthetic USD LIBOR during the third quarter of fiscal year 2023.
As of March 31, 2023, there are no minimum principal repayments on the Term Loans until May 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $120.3 million and $120.2 million as of March 31, 2023 and September 30, 2022, respectively, and was determined using Level 2 inputs, including a quoted price from a financial institution.
As of March 31, 2023, approximately $0.4 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet.
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
For the three and six months ended March 31, 2023, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.6 million, respectively. For the three and six months ended April 1, 2022, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.6 million, respectively.
The fair value of our 2026 Convertible Notes, including the conversion feature, was $472.5 million and $411.4 million as of March 31, 2023 and September 30, 2022, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of March 31, 2023; the full amount of $450.0 million is due in fiscal year 2026.
10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of March 31, 2023 and September 30, 2022, the net book value of the systems in Property and equipment, net was $9.2 million and $9.8 million, respectively, and the corresponding liability was $9.7 million and $9.8 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement, which has a 15-year term.
As of March 31, 2023, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2023	$468
2024	958
2025	982
2026	1,007
2027	1,031
Thereafter	11,914
Total payments	$16,360
Less: interest	6,688
Present value of liabilities	$9,672

11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Numerator:
Net income attributable to common stockholders	$25,755	$29,558	$55,274	$168,385
Denominator:
Weighted average common shares outstanding-basic	70,799	69,788	70,640	69,594
Dilutive effect of stock options, restricted stock and restricted stock units	603	1,319	748	1,572
Weighted average common shares outstanding-diluted	71,402	71,107	71,388	71,166

Net income to common stockholders per share-Basic:	$0.36	$0.42	$0.78	$2.42
Net income to common stockholders per share-Diluted:	$0.36	$0.42	$0.77	$2.37
The 2026 Convertible Notes did not have an impact on diluted net income per share for the three and six months ended March 31, 2023 or April 1, 2022.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and six months ended March 31, 2023.
13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 31, 2023.
Stock Plans
As of March 31, 2023, we had 4.6 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.3 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of March 31, 2023 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of March 31, 2023 and September 30, 2022, the fair value of outstanding ISUs was $4.5 million and $4.9 million, respectively, and the associated accrued compensation liability was $2.1 million and $3.6 million, respectively. During the three and six months ended March 31, 2023, we recorded an expense for ISU awards of $0.5 million and $1.8 million, respectively.

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
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Cost of revenue	$1,011	$1,073	$2,161	$2,106
Research and development	3,742	3,511	7,974	7,110
Selling, general and administrative	4,707	5,383	10,372	10,700
Total share-based compensation expense	$9,460	$9,967	$20,507	$19,916
As of March 31, 2023, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $70.4 million, which we expect to recognize over a weighted-average period of 2.1 years. As of March 31, 2023, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.3 million.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the six months ended March 31, 2023 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 30, 2022	1,872	$40.44
Granted	751	63.25
Performance-based adjustment (1)	311	27.13
Vested and released	(1,338)	28.11
Forfeited, canceled or expired	(39)	47.46
Balance as of March 31, 2023	1,557	$59.23
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the six months ended March 31, 2023 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the six months ended March 31, 2023 and April 1, 2022 had combined fair values of $81.3 million and $89.3 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
We granted 166,452 market-based PRSUs during the six months ended March 31, 2023, at a weighted average grant date fair value of $80.38 per share, and none were forfeited. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately 3 years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Six Months Ended
March 31, 2023
Grant date stock price	$56.15
Average stock price at the start of the performance period	$54.12
Risk free interest rate	4.2%
Years to maturity	2.90
Expected volatility rate	52.4%
Expected dividend yield	—

Stock Options
As of March 31, 2023 and December 30, 2022, there were 15,000 stock options outstanding with a weighted-average exercise price per share of $16.06. As of March 31, 2023, the weighted-average remaining contractual term was 2.60 years and the aggregate intrinsic value was $0.8 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on March 31, 2023 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million for the six months ended April 1, 2022. There were no options exercised during the three and six months ended March 31, 2023 and three months ended April 1, 2022, respectively.
14. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and its quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as: variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, the realizability of our deferred tax assets and related valuation allowance and relative changes in permanent tax benefits or expenses.
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Income tax expense	$11,660	$1,569	$21,271	$3,026
Effective income tax rate	31.2%	5.0%	27.8%	1.8%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 31, 2023 was primarily driven by tax on global intangible low-taxed income (“GILTI”) including changes to Section 174, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates and research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended April 1, 2022 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply.
On September 30, 2022, we released the majority of the valuation allowances against U.S. federal and state deferred tax assets including operating loss (“NOL”) carryforwards, R&D tax credit carryforwards and other deferred tax items relating to temporary differences. We continued our ongoing assessment of the realizability of our deferred tax assets and did not note any significant changes from our assessment on September 30, 2022. We continue to maintain a partial valuation allowance against certain of our deferred tax assets primarily relating to state NOLs and R&D tax credit carryforwards which are not expected to be realized. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence. We look at factors that may impact the valuation of our deferred tax assets including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies.
There were no unrecognized tax benefits as of March 31, 2023 and September 30, 2022. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended March 31, 2023, we did not make any accrual or payment of interest or penalties.

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	March 31, 2023	April 1, 2022
Cash paid for interest	$5,367	$2,953
Cash paid for income taxes	$1,701	$695
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$3,920	$2,306
Finance lease assets obtained in exchange for new lease liabilities	$3,821	$—
Additions to property and equipment, net included in liabilities	$—	$2,010

During the six months ended April 1, 2022, we capitalized $0.9 million of non-cash costs to property and equipment associated with construction of a power generator that were paid by our service provider and included in Additions to property and equipment, net included in liabilities above. See Note 10 - Financing Obligation.
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue. Information about net property and equipment in different geographic regions is presented below (in thousands):

	March 31, 2023	September 30, 2022
United States	$117,606	$108,569
Other Countries (1)	5,660	15,132
Total	$123,266	$123,701
(1)Other than the United States, no country represented greater than 10% of the total net property and equipment as of the dates presented.

No customer represented more than 10% of revenue or more than 10% of accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and six months ended March 31, 2023, our top ten customers represented 48% and 49%, respectively, of total revenue, and for the three and six months ended April 1, 2022, our top ten customers represented 48% and 45%, respectively, of total revenue.

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
Cautionary Note Regarding Forward-Looking Statements

This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to better address certain markets, expand our capabilities and extend our product offerings through the Linearizer Acquisition, our pending acquisition of OMMIC SAS, industry trends, the potential impacts of COVID-19 on our future operations and results, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2022 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
COVID-19 Impact
COVID-19 has spread throughout areas of the world where we operate and resulted in authorities implementing numerous measures to try to contain the virus. As a result of these measures and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the six months ended March 31, 2023, have a material impact on our consolidated operating results. However, the degree to which COVID-19 may impact our business, financial condition, results of operations, liquidity and cash flows will continue to depend on future developments, which remain highly uncertain and cannot be predicted.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; revenue reserves; goodwill and intangible asset valuation; share-based compensation valuations and income taxes.
Significant management judgment is required in our valuation of goodwill and intangible assets, many of which are based on the creation of forecasts of future operating results that are used in the valuation, including (i) estimation of future cash flows, (ii) estimation of the long-term rate of growth for our business, (iii) estimation of the useful life over which cash flows will occur, (iv) terminal values, if applicable and (v) the determination of our weighted average cost of capital, which helps determine the discount rate. It is possible that these forecasts may change, and our performance projections included in our forecasts of future results may prove to be inaccurate. The value of our goodwill and purchased intangible assets could also be impacted by future adverse changes such as a decline in the valuation of technology company stocks, including the valuation of our common stock, or a significant slowdown in the worldwide economy or in the optical communications equipment or semiconductor industry.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	$169,406	$165,147	$349,510	$324,767
Cost of revenue (1)	66,716	66,158	136,465	131,636
Gross profit	102,690	98,989	213,045	193,131
Operating expenses:
Research and development (1)	35,537	35,455	74,369	70,925
Selling, general and administrative (1)	31,249	30,963	64,189	62,566
Total operating expenses	66,786	66,418	138,558	133,491
Income from operations	35,904	32,571	74,487	59,640
Other income (expense):
Interest income (expense), net	1,634	(1,389)	2,236	(3,082)
Other (expense) income, net (2)	(123)	(55)	(178)	114,853
Total other income (expense), net	1,511	(1,444)	2,058	111,771
Income before income taxes	37,415	31,127	76,545	171,411
Income tax expense	11,660	1,569	21,271	3,026
Net income	$25,755	$29,558	$55,274	$168,385
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
(a) Intangible amortization expense:
Cost of revenue	$988	$1,778	$1,898	$4,283
Selling, general and administrative	5,764	6,276	11,667	13,058
(b) Share-based compensation expense:
Cost of revenue	$1,011	$1,073	$2,161	$2,106
Research and development	3,742	3,511	7,974	7,110
Selling, general and administrative	4,707	5,383	10,372	10,700
(2) The six months ended April 1, 2022 includes a gain on the sale of our equity method investment of $118.2 million and net losses of $3.3 million associated with such equity method investment. See Note 4 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.4	40.1	39.0	40.5
Gross profit	60.6	59.9	61.0	59.5
Operating expenses:
Research and development	21.0	21.5	21.3	21.8
Selling, general and administrative	18.4	18.7	18.4	19.3
Total operating expenses	39.4	40.2	39.6	41.1
Income from operations	21.2	19.7	21.3	18.4
Other income (expense):
Interest income (expense), net	1.0	(0.8)	0.6	(0.9)
Other (expense) income, net	(0.1)	—	(0.1)	35.4
Total other income (expense), net	0.9	(0.9)	0.6	34.4
Income before income taxes	22.1	18.8	21.9	52.8
Income tax expense	6.9	1.0	6.1	0.9
Net income	15.2%	17.9%	15.8%	51.8%
Comparison of the Three and Six Months Ended March 31, 2023 to the Three and Six Months Ended April 1, 2022
Revenue. Our revenue increased by $4.3 million, or 2.6%, to $169.4 million for the three months ended March 31, 2023, from $165.1 million for the three months ended April 1, 2022, and our revenue increased by $24.7 million, or 7.6%, to $349.5 million for the six months ended March 31, 2023, from $324.8 million for the six months ended April 1, 2022. The increase in revenue in the three and six months ended March 31, 2023 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 31, 2023	April 1, 2022	% Change	March 31, 2023	April 1, 2022	% Change
Telecom	$53,888	$62,927	(14.4)%	$115,337	$118,749	(2.9)%
Industrial & Defense	77,194	67,139	15.0%	154,363	140,285	10.0%
Data Center	38,324	35,081	9.2%	79,810	65,733	21.4%
Total	$169,406	$165,147	2.6%	$349,510	$324,767	7.6%

Telecom	31.8%	38.1%		33.0%	36.6%
Industrial & Defense	45.6%	40.7%		44.2%	43.2%
Data Center	22.6%	21.2%		22.8%	20.2%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended March 31, 2023, our Telecom market revenue decreased by $9.0 million, or 14.4%, compared to the three months ended April 1, 2022. In the six months ended March 31, 2023, our Telecom market revenue decreased by $3.4 million, or 2.9%, compared to the six months ended April 1, 2022. The decrease for the three months ended March 31, 2023 was primarily driven by a decrease in sales of products targeted for 5G applications. The decrease for the six months ended March 31, 2023 was primarily driven by a decrease in sales of products targeted for 5G applications and a decrease in sales of legacy backhaul products, partially offset by an increase in sales of RF and microwave products for broadband access and video infrastructure.
In the three months ended March 31, 2023, our I&D market revenue increased by $10.1 million, or 15.0%, compared to the three months ended April 1, 2022. In the six months ended March 31, 2023, our I&D market revenue increased by $14.1 million, or 10.0%, compared to the six months ended April 1, 2022. The increase in the three and six months ended March 31,

2023 was primarily driven by ongoing defense program shipments and expansion of high-performance analog product lines into the I&D market.
In the three months ended March 31, 2023, our Data Center market revenue increased by $3.2 million, or 9.2%, compared to the three months ended April 1, 2022. In the six months ended March 31, 2023, our Data Center market revenue increased by $14.1 million, or 21.4%, compared to the six months ended April 1, 2022. The increase in the three months ended March 31, 2023 was primarily driven by an increase in sales of our legacy connectivity products, which were supply constrained in prior periods, partially offset by a decrease in sales of high-performance analog Data Center products and optical semiconductor products. The increase in the six months ended March 31, 2023 was primarily driven by an increase in sales of our legacy connectivity products, which were supply constrained in prior periods, partially offset by a decrease in sales of optical semiconductor products.
We expect our revenue in the second half of fiscal year 2023 to be negatively impacted by the current macroeconomic conditions, resulting in weaker near-term demand for our products.
Gross profit. Gross margin was 60.6% and 59.9% for the three months ended March 31, 2023 and April 1, 2022, respectively, and 61.0% and 59.5% for the six months ended March 31, 2023 and April 1, 2022, respectively. Gross profit was $102.7 million and $99.0 million for the three months ended March 31, 2023 and April 1, 2022, respectively, and $213.0 million and $193.1 million for the six months ended March 31, 2023 and April 1, 2022, respectively. Gross profit increased for the three months ended March 31, 2023 as compared to the three months ended April 1, 2022 primarily as a result of higher sales, favorable product mix, lower intangible amortization, partially offset by increases in production supplies and employee headcount. Gross profit increased for the six months ended March 31, 2023 as compared to the six months ended April 1, 2022 primarily as a result of higher sales, including $2.0 million of non-recurring license revenue, favorable product mix, lower intangible amortization, partially offset by increases in production supplies, facility-related costs and employee headcount.
Research and development. Research and development expense increased by less than $0.1 million, or 0.2%, to $35.5 million, or 21.0% of our revenue, for the three months ended March 31, 2023, compared to $35.5 million, or 21.5% of our revenue, for the three months ended April 1, 2022. Research and development expense increased by $3.4 million, or 4.9%, to $74.4 million, or 21.3% of our revenue, for the six months ended March 31, 2023, compared to $70.9 million, or 21.8% of our revenue, for the six months ended April 1, 2022. Research and development expense increased in the six months ended March 31, 2023 primarily as a result of an increase in development foundry costs, employee headcount, employee-related costs and share-based compensation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $0.3 million, or 0.9%, to $31.2 million, or 18.4% of our revenue, for the three months ended March 31, 2023, compared to $31.0 million, or 18.7% of our revenue, for the three months ended April 1, 2022. Selling, general and administrative expense increased by $1.6 million, or 2.6%, to $64.2 million, or 18.4% of our revenue, for the six months ended March 31, 2023, compared to $62.6 million, or 19.3% of our revenue, for the six months ended April 1, 2022. Selling, general and administrative expense increased in the three and six months ended March 31, 2023 primarily due to an increase in acquisition-related professional fees, travel expense, variable selling costs, partially offset by a decrease in employee-related costs.
Interest income (expense), net. In the three months ended March 31, 2023, interest income, net was $1.6 million, or 1.0% of our revenue, compared to interest expense, net of $1.4 million, or 0.8% of our revenue, for the three months ended April 1, 2022. In the six months ended March 31, 2023, interest income, net was $2.2 million, or 0.6% of our revenue, compared to interest expense, net of $3.1 million, or 0.9% of our revenue, for the six months ended April 1, 2022. The change for the three and six months ended March 31, 2023 is primarily due to an increase in short-term investments and associated interest income, partially offset by an increase in interest expense on the Term Loans.
Other (expense) income, net. In the three months ended March 31, 2023, other expense, net was $0.1 million, or 0.1% of our revenue, compared to other expense, net of $0.1 million, or 0.03% of our revenue, for the three months ended April 1, 2022. In the six months ended March 31, 2023, other expense, net was $0.2 million, or 0.1% of our revenue, compared to other income, net of $114.9 million, or 35.4% of our revenue, for the six months ended April 1, 2022. The six months ended April 1, 2022 includes a gain on the sale of our equity method investment of $118.2 million and net losses of $3.3 million associated with such equity method investment. See Note 4 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Income tax expense	11,660	1,569	21,271	3,026
Effective income tax rate	31.2%	5.0%	27.8%	1.8%

The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 31, 2023, was primarily driven by tax on GILTI, including changes to Section 174, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates, and R&D tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended April 1, 2022 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply. Our estimated annual effective tax rate for the year ending September 29, 2023 is expected to be approximately 30%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	March 31, 2023	April 1, 2022
Cash and cash equivalents, beginning of period	$119,952	$156,537
Net cash provided by operating activities	70,747	76,597
Net cash used in investing activities	(24,972)	(75,212)
Net cash used in financing activities	(29,524)	(30,123)
Foreign currency effect on cash	370	(224)
Cash and cash equivalents, end of period	$136,573	$127,575
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended March 31, 2023 of $70.7 million consisted of a net income of $55.3 million plus adjustments of $63.3 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $47.8 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $25.4 million, share-based compensation expense of $20.5 million and deferred income tax expense of $20.2 million. In addition, cash used in operating assets and liabilities was $47.8 million for the six months ended March 31, 2023, primarily driven by a decrease of $17.5 million in accrued and other liabilities, an increase in accounts receivable of $18.3 million, an increase in inventories of $8.2 million.
Our cash flow from operating activities for the six months ended April 1, 2022 of $76.6 million consisted of a net income of $168.4 million, less adjustments of $63.5 million, to reconcile our net income to cash provided by operating activities and cash used in operating assets and liabilities of $28.3 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included a net gain of $114.9 million related to the sale of our equity method investment offset by equity method investment losses, depreciation and intangible amortization expense of $29.1 million and share-based compensation expense of $19.9 million. In addition, cash used in operating assets and liabilities was $28.3 million for the six months ended April 1, 2022, primarily driven by an increase in accounts receivable of $16.0 million, an increase in inventories of $10.7 million and a decrease of $4.9 million in accrued and other liabilities.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the six months ended March 31, 2023 of $25.0 million consisted primarily of cash paid for the Linearizer Acquisition, net of cash acquired of $50.8 million, capital expenditures of $15.6 million and purchases of $228.2 million of short-term investments, offset by proceeds of $261.6 million for the sale and maturity of short-term investments and proceeds from the sale of equipment of $8.0 million.

Our cash flow used in investing activities for the six months ended April 1, 2022 of $75.2 million consisted primarily of purchases of $282.6 million of short-term investments and capital expenditures of $12.2 million, offset by proceeds from the sale of our equity method investment of $127.8 million and proceeds of $91.8 million for the sale and maturity of short-term investments. For additional information on the sale of our equity method investment, see Note 4 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Cash Flow from Financing Activities
During the six months ended March 31, 2023, our cash used in financing activities of $29.5 million was primarily related to $31.3 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $2.3 million of proceeds from employee stock purchases.
During the six months ended April 1, 2022, our cash used in financing activities of $30.1 million was primarily related to $34.8 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by $5.1 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of March 31, 2023, we held $136.6 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $440.7 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 31, 2023, cash held by our indefinitely reinvested foreign subsidiaries was $11.1 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
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
As of March 31, 2023, we had no off-balance sheet arrangements.
For additional information related to our Liquidity and Capital Resources, see Note 9 - Debt to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
 Our exposure to interest rate risk also relates to the increase or decrease in the amount of interest expense we must pay on the outstanding debt under the Credit Agreement. The interest rates on our Term Loans are variable interest rates based on our lender’s prime rate or a LIBOR rate, in each case plus an applicable margin, which exposes us to market interest rate risk when we have outstanding borrowings under the Credit Agreement. The UK Financial Conduct Authority announced that they will cease publishing certain tenors of USD LIBOR on June 30, 2023; we expect our interest rate to change to synthetic USD LIBOR during the third quarter of fiscal year 2023. As of March 31, 2023, we had $120.8 million of outstanding borrowings under the Credit Agreement. Assuming our outstanding debt remains constant under the Credit Agreement for an entire year and the applicable annual interest rate increases or decreases by 1%, our annual interest expense would increase or decrease by $1.2 million. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2022 Annual Report on Form 10-K, except as noted below.
We expect to make future acquisitions and investments, which involve numerous risks.
We routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and companies. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all and may face intense competition for such opportunities. In the event we pursue a potential transaction, we will face numerous risks, including diverting management’s attention from normal daily operations of our business; difficulties in integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; potential loss of key personnel of the acquired company as well as their know-how, relationships and expertise; challenges successfully integrating acquired personnel, operations and businesses; failing to realize the anticipated synergies and benefits of an acquisition; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed transactions to offset expenses associated with our efforts; acquiring material or unknown liabilities associated with any acquired operations; litigation associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Our past acquisitions required significant management time and attention relating to the transactions. Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant time and attention, costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment may also result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for transactions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In the event we make future investments, the investments may decline in value, we may lose all or part of our investment.
We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.
We may be unable to realize the expected benefits from acquisitions of companies and certain businesses of companies because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.
Any acquired companies and businesses may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of applicable laws, rules and regulations, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have no recourse or limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.
We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that we, and each of our acquired companies and businesses, had historically achieved or might achieve separately. In addition, we may not accomplish the integration smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of our acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of our acquired companies and businesses may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.
Our short-term investment portfolio and certain cash balances could experience a decline in market value or otherwise become illiquid, which could materially and adversely affect our financial results.
As of March 31, 2023, we had approximately $20.6 million in money market funds and $440.7 million in short-term investments, respectively. The debt security investments consisted of commercial paper and corporate bonds. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March and April 2023, certain US banks were closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. While we were not directly impacted by these closures and did not have any deposits with these banks, there can be no assurance that our current or future banks will not face similar risks, and that we would be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended March 31, 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31,2022-January 27, 2023	973	$64.17	—	—
January 28, 2023-February 24, 2023	69,248	67.99	—	—
February 25, 2023-March 31, 2023	1,567	69.04	—	—
Total	71,788	$67.96	—	—
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 2, 2016).
3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 7, 2023).
3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 4, 2023	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)