Form 10-Q
period 2023-06-30
MACOM Technology Solutions Holdings, Inc.
filed 2023-08-03
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 70,987,756 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$121,520	$119,952
Short-term investments	466,072	466,580
Accounts receivable, net	105,893	101,551
Inventories	139,008	114,960
Prepaid and other current assets	19,558	10,040
Total current assets	852,051	813,083
Property and equipment, net	155,376	123,701
Goodwill	323,734	311,417
Intangible assets, net	66,288	51,254
Deferred income taxes	210,675	237,415
Other long-term assets	34,587	34,947
Total assets	$1,642,711	$1,571,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$120,307	$—
Current portion of finance lease obligations	4,935	1,006
Accounts payable	27,409	30,733
Accrued liabilities	57,986	65,475
Total current liabilities	210,637	97,214
Long-term debt, less current portion	446,848	565,920
Finance lease obligations, less current portion	32,081	27,032
Financing obligation	9,371	9,544
Other long-term liabilities	29,066	29,359
Total liabilities	728,003	729,069
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	71	70
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive loss	(2,883)	(5,851)
Additional paid-in capital	1,205,009	1,203,145
Accumulated deficit	(287,159)	(354,286)
Total stockholders’ equity	914,708	842,748
Total liabilities and stockholders' equity	$1,642,711	$1,571,817
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$148,522	$172,259	$498,032	$497,027
Cost of revenue	62,396	67,717	198,861	199,353
Gross profit	86,126	104,542	299,171	297,674
Operating expenses:
Research and development	36,668	37,625	111,037	108,550
Selling, general and administrative	32,152	30,914	96,341	93,481
Total operating expenses	68,820	68,539	207,378	202,031
Income from operations	17,306	36,003	91,793	95,643
Other income (expense):
Interest income (expense), net	2,344	(845)	4,580	(3,928)
Other (expense) income, net	(29)	13	(207)	114,866
Total other income (expense), net	2,315	(832)	4,373	110,938
Income before income taxes	19,621	35,171	96,166	206,581
Income tax expense	7,768	2,937	29,039	5,962
Net income	$11,853	$32,234	$67,127	$200,619

Net income per share:
Income per share - Basic	$0.17	$0.46	$0.95	$2.88
Income per share - Diluted	$0.17	$0.45	$0.94	$2.82
Weighted average shares used:
Basic	70,937	69,946	70,739	69,712
Diluted	71,408	71,060	71,395	71,130
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$11,853	$32,234	$67,127	$200,619
Unrealized (loss) gain on short term investments, net of tax	(409)	(1,219)	2,971	(4,171)
Foreign currency translation loss, net of tax	(1,041)	(1,742)	(3)	(2,745)
Other comprehensive (loss) income, net of tax	(1,450)	(2,961)	2,968	(6,916)
Total comprehensive income	$10,403	$29,273	$70,095	$193,703
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015
Vesting of restricted common stock and units	66	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	69	—	—	—	—	3,254	—	3,254
Shares repurchased for tax withholdings on restricted stock awards	(21)	—	—	—	—	(1,226)	—	(1,226)
Share-based compensation	—	—	—	—	—	8,262	—	8,262
Other comprehensive loss, net of tax	—	—	—	—	(1,450)	—	—	(1,450)
Net income	—	—	—	—	—	—	11,853	11,853
Balance as of June 30, 2023	71,011	$71	(23)	$(330)	$(2,883)	$1,205,009	$(287,159)	$914,708

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,404	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,574	—	5,574
Shares repurchased for tax withholdings on equity awards	(536)	—	—	—	—	(32,479)	—	(32,479)
Share-based compensation	—	—	—	—	—	28,769	—	28,769
Other comprehensive income, net of tax	—	—	—	—	2,968	—	—	2,968
Net income	—	—	—	—	—	—	67,127	67,127
Balance as of June 30, 2023	71,011	$71	(23)	$(330)	$(2,883)	$1,205,009	$(287,159)	$914,708
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 1, 2022	69,910	$70	(23)	$(330)	$195	$1,180,204	$(625,856)	$554,283
Vesting of restricted common stock and units	67	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	66	—	—	—	—	2,917	—	2,917
Shares repurchased for tax withholdings on equity awards	(23)	—	—	—	—	(1,178)	—	(1,178)
Share-based compensation	—	—	—	—	—	10,345	—	10,345
Other comprehensive loss, net of tax	—	—	—	—	(2,961)	—	—	(2,961)
Net income	—	—	—	—	—	—	32,234	32,234
Balance as of July 1, 2022	70,020	$70	(23)	$(330)	$(2,766)	$1,192,288	$(593,622)	$595,640

	Nine Months Ended
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,351	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	122	—	—	—	—	5,364	—	5,364
Shares repurchased for tax withholdings on equity awards	(520)	—	—	—	—	(35,935)	—	(35,935)
Share-based compensation	—	—	—	—	—	30,260	—	30,260
Other comprehensive loss, net of tax	—	—	—	—	(6,916)	—	—	(6,916)
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	200,619	200,619
Balance as of July 1, 2022	70,020	$70	(23)	$(330)	$(2,766)	$1,192,288	$(593,622)	$595,640
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2023	July 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,127	$200,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	38,415	43,052
Share-based compensation	28,769	30,260
Deferred income taxes	27,431	2,110
Amortization on marketable securities, net	(8,627)	790
Gain on equity method investment, net	—	(114,908)
Other adjustments, net	3,345	406
Change in operating assets and liabilities:
Accounts receivable	(2,387)	(22,024)
Inventories	(12,208)	(27,529)
Prepaid expenses and other assets	(2,923)	897
Accounts payable	(4,135)	14,128
Accrued and other liabilities	(16,607)	(12,657)
Income taxes	(1,637)	1,845
Net cash provided by operating activities	116,563	116,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(87,692)	—
Proceeds from sale of equity method investment	—	127,750
Purchases of property and equipment	(18,890)	(18,818)
Proceeds from sale of property and equipment	8,005	23
Proceeds from sales and maturities of short-term investments	364,116	165,998
Purchases of short-term investments	(352,900)	(386,762)
Net cash used in investing activities	(87,361)	(111,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(890)	(726)
Proceeds from stock option exercises and employee stock purchases	5,574	8,052
Repurchase of common stock - tax withholdings on equity awards	(32,479)	(35,935)
Net cash used in financing activities	(27,795)	(28,609)
Foreign currency effect on cash	161	(938)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,568	(24,367)
CASH AND CASH EQUIVALENTS — Beginning of period	119,952	156,537
CASH AND CASH EQUIVALENTS — End of period	$121,520	$132,170
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM,” the “Company,” “us,” “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2022 Annual Report on Form 10-K.
Pronouncements for Adoption in Subsequent Periods
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. We do not expect to adopt this standard in relation to our Credit Agreement (defined below), and, therefore, we do not expect this standard to have a material effect on our financial position or results of operations. For additional information regarding our Credit Agreement, refer to Note 9 - Debt.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue by Market:
Telecommunications	$38,333	$61,988	$153,670	$180,738
Industrial & Defense	83,549	75,509	237,911	215,794
Data Center	26,640	34,762	106,451	100,495
Total	$148,522	$172,259	$498,032	$497,027

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue by Geographic Region:
United States	$73,262	$77,434	$244,685	$226,407
China	24,296	47,613	98,776	129,705
Asia Pacific, excluding China (1)	23,400	27,225	72,942	83,756
Other Countries (2)	27,564	19,987	81,629	57,159
Total	$148,522	$172,259	$498,032	$497,027
(1)Asia Pacific primarily represents Australia, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand.
(2)No country or region represented greater than 10% of our total revenue as of the dates presented, other than the United States, China and Asia Pacific region as presented above.
Contract Balances
We record contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Our contract liabilities primarily relate to deferred revenue, including advanced consideration received from customers for contracts prior to the transfer of control to the customer, and, therefore, revenue is subsequently recognized upon delivery of products and services.
The following table presents the changes in contract liabilities during the nine months ended June 30, 2023 (in thousands, except percentage):

	June 30, 2023	September 30, 2022	$ Change	% Change
Contract liabilities	$3,600	$3,916	$(316)	(8)%
During the three and nine months ended June 30, 2023, we recognized sales of $0.6 million and $3.5 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the nine months ended June 30, 2023 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services.
3. ACQUISITIONS
Linearizer Technology, Inc.—On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state amplifiers (SSPAs), microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”). We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.6 million, subject to customary purchase price adjustments. We funded the Linearizer Acquisition with cash-on-hand. During the three and nine months ended June 30, 2023, we incurred acquisition-related transaction costs of approximately $0.2 million and $2.1 million, respectively, which are included in selling, general and administrative expense. There were no transaction costs for the three and nine months ended July 1, 2022. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
The purchase price for the Linearizer Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported June 30, 2023

Current assets	$2,819
Inventory	8,907
Property and equipment	5,485
Intangible assets	29,600
Goodwill	12,332
Total assets acquired	59,143
Current liabilities	7,544
Total liabilities assumed	7,544
Purchase Price	$51,599
Intangible assets consist of customer relationships, technology and trade name with fair values of $20.7 million, $7.1 million and $1.8 million, respectively, and useful lives of 8.6 years, 7.6 years and 7.6 years, respectively. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. The intangible assets and goodwill acquired will be amortizable for tax purposes due to the Section 338 election filed.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2023, the purchase price allocation for Linearizer remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, fixed assets, leases and contingencies.
On March 3, 2023, we entered into a lease agreement with an entity that is majority-owned by certain former Linearizer employees, which is deemed to be a related party agreement. We have the option to purchase the facility for $3.8 million. As of the date of this Quarterly Report on Form 10-Q, we have not exercised such right. During the nine months ended June 30, 2023, we made lease-related payments of $0.4 million. This lease is classified as a finance lease on our condensed consolidated balance sheet and the lease asset is included in property and equipment of $5.5 million in the purchase price allocation table above.
Pro forma financial information for the three and nine months ended June 30, 2023 and July 1, 2022 and the actual results of operations for Linearizer since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
OMMIC SAS—On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this asset acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”). We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency Gallium Arsenide and Gallium Nitride MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the three and nine months ended June 30, 2023, we incurred acquisition-related transaction costs of approximately $1.0 million and $2.6 million, respectively, which are included in selling, general and administrative expense. As of June 30, 2023, cumulative acquisition-related transaction cost expense incurred is $3.4 million. There were no transaction costs for the three and nine months ended July 1, 2022.
The purchase price for the MESC Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported June 30, 2023

Current assets	$297
Inventory	3,790
Property and equipment	30,538
Intangible assets	5,966
Total assets acquired	40,591
Current liabilities	3,734
Total liabilities assumed	3,734
Purchase Price	$36,857
As part of the acquisition, we assumed a lease agreement for the manufacturing facilities in France that gives us the option to purchase the real property at the end of the lease term, in October 2024. We expect to exercise this bargain purchase option and have recorded a right-of-use-asset of $24.7 million in Property and equipment. The real property was valued using a market approach.
Intangible assets consist of customer relationships and technology of $1.1 million and $4.9 million, respectively, and useful lives of 8.3 years and 8.3 years, respectively. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2023, the purchase price allocation for the MESC Acquisition remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, liabilities and contingencies.
Pro forma financial information for the three and nine months ended June 30, 2023 and July 1, 2022 and the actual results of operations for MESC since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds, commercial paper, and U.S. Treasury securities and are classified as available-for-sale. These corporate bonds, commercial paper and U.S. Treasury securities are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$153,572	$—	$(3,392)	$150,180
Commercial paper	304,204	—	(424)	303,780
U.S. Treasury securities	12,116	—	(4)	12,112
Total short-term investments	$469,892	$—	$(3,820)	$466,072

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$146,163	$5	$(4,492)	$141,676
Commercial paper	326,318	—	(1,414)	324,904
Total short-term investments	$472,481	$5	$(5,906)	$466,580

The contractual maturities of available-for-sale investments were as follows (in thousands):

	June 30, 2023	September 30, 2022
Less than one year	$377,103	$368,141
Over one year	88,969	98,439
Total available-for-sale investments	$466,072	$466,580

We have determined that the gross unrealized losses on available for sale securities as of June 30, 2023 and September 30, 2022 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
During the three months ended June 30, 2023 and July 1, 2022, Interest income (expense), net included interest income on short-term investments of $6.0 million and $1.3 million, respectively. During the nine months ended June 30, 2023 and July 1, 2022, Interest income (expense), net included interest income on short-term investments of $14.8 million and $2.1 million, respectively.
Other Investments—As of June 30, 2023, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of June 30, 2023 and September 30, 2022, the carrying value of this investment was $2.5 million and it was classified as a long-term investment.
On December 23, 2021, we sold our non-controlling investment of less than 10% in the outstanding equity of a private company to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, during the three months ended December 31, 2021, we recorded a gain of $118.2 million in Other (expense) income, net in our condensed consolidated statements of operations. The nine months ended July 1, 2022 includes a gain on the sale of our equity method investment of $118.2 million, and we recorded net losses of $3.3 million associated with such equity method investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 30, 2023.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 30, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$70,161	$70,161	$—	$—
U.S. Treasury securities	12,112	12,112	—	—
Commercial paper	303,780	—	303,780	—
Corporate bonds	150,180	—	150,180	—
Total assets measured at fair value	$536,233	$82,273	$453,960	$—

	September 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,392	$1,392	$—	$—
Commercial paper	324,904	—	324,904	—
Corporate bonds	141,676	—	141,676	—
Total assets measured at fair value	$467,972	$1,392	$466,580	$—
6. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Raw materials	$82,395	$72,595
Work-in-process	18,317	12,455
Finished goods	38,296	29,910
Total inventory, net	$139,008	$114,960

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30, 2023	September 30, 2022
Construction in process	$8,502	$10,837
Machinery and equipment	237,856	227,844
Leasehold improvements	35,359	35,651
Furniture and fixtures	3,017	2,535
Computer equipment and software	18,014	18,347
Finance lease assets	68,858	34,417
Total property and equipment	371,606	329,631
Less accumulated depreciation and amortization	(216,230)	(205,930)
Property and equipment, net	$155,376	$123,701
The increase in Finance lease assets between September 30, 2022 and June 30, 2023 is primarily related to a lease acquired as part of the MESC Acquisition. For additional information regarding the MESC Acquisition, refer to Note 3 - Acquisitions.
Depreciation and amortization expense related to property and equipment for the three and nine months ended June 30, 2023 was $5.9 million and $17.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 1, 2022 was $5.9 million and $17.7 million, respectively. Accumulated amortization on finance lease assets as of June 30, 2023 and September 30, 2022 was $7.3 million and $5.8 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of revenue	$1,131	$1,779	$3,028	$6,062
Selling, general and administrative	5,976	6,276	17,644	19,334
Total	$7,107	$8,055	$20,672	$25,396

Intangible assets consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Acquired technology	$191,550	$179,434
Customer relationships	267,660	245,870
Trade name (1)	5,200	3,400
Total	464,410	428,704
Less accumulated amortization	(398,122)	(377,450)
Intangible assets — net	$66,288	$51,254
(1)     Includes an indefinite-lived trade name of $3.4 million that is not amortized.
A summary of the activity in gross intangible assets and goodwill is as follows (in thousands):

	Intangible Assets
	Total Intangible Assets	Acquired Technology	Customer Relationships	Trade Name	Goodwill
Balance as of September 30, 2022	$428,704	$179,434	$245,870	$3,400	$311,417
Acquired	35,566	12,001	21,765	1,800	12,333
Currency translation adjustment	140	115	25	—	(16)
Balance as of June 30, 2023	$464,410	$191,550	$267,660	$5,200	$323,734
As of June 30, 2023, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2023 Remaining	2024	2025	2026	2027	Thereafter	Total
Amortization expense	$7,433	19,376	8,114	7,130	6,573	14,262	$62,888
Accumulated amortization for acquired technology and customer relationships were $178.2 million and $219.8 million, respectively, as of June 30, 2023, and $175.2 million and $202.3 million, respectively, as of September 30, 2022.

9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of June 30, 2023 and September 30, 2022, (in thousands, except percentages):

	June 30, 2023		September 30, 2022
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$120,766	7.40%	$120,766	4.77%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Total principal amount outstanding	570,766		570,766
Less: Current portion of long-term debt	120,307		—
Unamortized discount on term loans and deferred financing costs	(3,611)		(4,846)
Total long-term debt, less current portion	$446,848		$565,920
Term Loans
As of June 30, 2023, we are party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of June 30, 2023, the Credit Agreement consisted of term loans with an initial aggregate principal amount of $700.0 million (the “Term Loans”) that will mature in May 2024 and bear interest at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%. Effective July 1, 2023, the LIBOR rate is no longer published and our interest rate will be calculated using synthetic USD LIBOR during the fourth quarter of fiscal 2023. The change to synthetic USD LIBOR did not require an amendment to the Credit Agreement.
As of June 30, 2023, there are no minimum principal repayments on the Term Loans until May 2024 when the remaining principal balance of $120.8 million becomes due. The fair value of the Term Loans was estimated to be approximately $120.3 million and $120.2 million as of June 30, 2023 and September 30, 2022, respectively, and was determined using Level 2 inputs, including a quoted price from a financial institution.
For the three and nine months ended June 30, 2023, total interest expense for the Term Loans was $2.2 million and $6.1 million, respectively. For the three and nine months ended July 1, 2022, total interest expense for the Term Loans was $0.9 million and $2.4 million, respectively.
As of June 30, 2023, approximately $0.3 million of deferred financing costs remain unamortized related to the Term Loans and is recorded as a direct reduction of the recognized debt liabilities in our accompanying condensed consolidated balance sheet.
The Term Loans are secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
On August 2, 2023, we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
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
For the three and nine months ended June 30, 2023, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.8 million, respectively. For the three and nine months ended July 1, 2022, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.9 million, respectively.
The fair value of our 2026 Convertible Notes was $448.7 million and $411.4 million as of June 30, 2023 and September 30, 2022, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of June 30, 2023; the full amount of $450.0 million is due in fiscal year 2026.

10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of June 30, 2023 and September 30, 2022, the net book value of the systems in Property and equipment, net was $9.0 million and $9.8 million, respectively, and the corresponding liability was $9.6 million and $9.8 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. In total, we have $27.2 million in fixed payments associated with the power purchase agreement, which has a 15-year term.
As of June 30, 2023, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2023	$235
2024	958
2025	982
2026	1,007
2027	1,031
Thereafter	11,914
Total payments	$16,127
Less: interest	6,509
Present value of liabilities	$9,618
11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income attributable to common stockholders	$11,853	$32,234	$67,127	$200,619
Denominator:
Weighted average common shares outstanding-basic	70,937	69,946	70,739	69,712
Dilutive effect of stock options, restricted stock and restricted stock units	471	1,114	656	1,418
Weighted average common shares outstanding-diluted	71,408	71,060	71,395	71,130

Net income to common stockholders per share-Basic:	$0.17	$0.46	$0.95	$2.88
Net income to common stockholders per share-Diluted:	$0.17	$0.45	$0.94	$2.82
The 2026 Convertible Notes did not have an impact on diluted net income per share for the three and nine months ended June 30, 2023 or July 1, 2022.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and nine months ended June 30, 2023.

13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 30, 2023.
Stock Plans
As of June 30, 2023, we had 4.5 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.3 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of June 30, 2023 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of June 30, 2023 and September 30, 2022, the fair value of outstanding ISUs was $4.2 million and $4.9 million, respectively, and the associated accrued compensation liability was $2.4 million and $3.6 million, respectively. During the three and nine months ended June 30, 2023, we recorded an expense for ISU awards of $0.3 million and $2.2 million, respectively. During the three and nine months ended July 1, 2022, we recorded a benefit for ISU awards of $0.4 million and expense of $0.2 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of revenue	$1,078	$929	$3,239	$3,035
Research and development	3,281	3,709	11,255	10,818
Selling, general and administrative	3,903	5,707	14,275	16,407
Total share-based compensation expense	$8,262	$10,345	$28,769	$30,260
As of June 30, 2023, the total unrecognized compensation costs related to RSAs, RSUs and PRSUs was $62.1 million, which we expect to recognize over a weighted-average period of 2.0 years. As of June 30, 2023, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.8 million.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Unit Awards
A summary of stock award activity for the nine months ended June 30, 2023 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 30, 2022	1,872	$40.44
Granted	783	63.19
Performance-based adjustment (1)	311	27.13
Vested and released	(1,404)	28.23
Forfeited, canceled or expired	(62)	49.83
Balance as of June 30, 2023	1,500	$60.60
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the nine months ended June 30, 2023 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the nine months ended June 30, 2023 and July 1, 2022 had combined fair values of $85.1 million and $92.7 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
We granted 166,452 market-based PRSUs during the nine months ended June 30, 2023, at a weighted average grant date fair value of $80.38 per share, and none were forfeited. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately 3 years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Nine Months Ended
June 30, 2023
Grant date stock price	$56.15
Average stock price at the start of the performance period	$54.12
Risk free interest rate	4.2%
Years to maturity	2.90
Expected volatility rate	52.4%
Expected dividend yield	—
Stock Options
As of June 30, 2023 and September 30, 2022, there were 15,000 stock options outstanding with a weighted-average exercise price per share of $16.06. As of June 30, 2023, the weighted-average remaining contractual term was 2.35 years and the aggregate intrinsic value was $0.7 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on June 30, 2023 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the nine months ended July 1, 2022 was $11.0 million. There were no options exercised during the three and nine months ended June 30, 2023 and three months ended July 1, 2022, respectively.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Income tax expense	$7,768	$2,937	$29,039	$5,962
Effective income tax rate	39.6%	8.4%	30.2%	2.9%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 30, 2023 was primarily driven by tax on global intangible low-taxed income (“GILTI”) including changes to Section 174 requiring the capitalization of certain R&D expenses, resulting in a 16% increase from the statutory income tax rate for both periods, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates and research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended July 1, 2022 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply.
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
There were no unrecognized tax benefits as of June 30, 2023 and September 30, 2022. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended June 30, 2023, we did not make any accrual or payment of interest or penalties.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	June 30, 2023	July 1, 2022
Cash paid for interest	$8,140	$4,332
Cash paid for income taxes	$2,771	$1,792
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,434	$2,367
Finance lease assets obtained in exchange for new lease liabilities	$9,725	$—
Additions to property and equipment, net included in liabilities	$195	$1,241
During the nine months ended July 1, 2022, we capitalized $0.9 million of non-cash costs to property and equipment associated with construction of a power generator that were paid by our service provider and is included in Additions to property and equipment, net included in liabilities above. See Note 10 - Financing Obligation.
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	June 30, 2023	September 30, 2022
United States	$116,993	$108,569
France	31,929	775
Other Countries (1)	6,454	14,357
Total	$155,376	$123,701
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.

Customer Concentration
Customer A represented 11% of revenue in the three months ended July 1, 2022. Customer A did not represent more than 10% of revenue for the three and nine months ended June 30, 2023 and nine months ended July 1, 2022. No other customer represented more than 10% of revenue and none of our customers represented more than 10% of accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and nine months ended June 30, 2023, our top ten customers represented 44% and 47%, respectively, of total revenue, and for the three and nine months ended July 1, 2022, our top ten customers represented 51% and 47%, respectively, of total revenue.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to better address certain markets, expand our capabilities and extend our product offerings through the Linearizer Acquisition and the MESC Acquisition, industry trends, the potential impacts of COVID-19 on our future operations and results, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2022 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
COVID-19 Impact
As a result of the numerous government and related measures that have been implemented around the world where we operate to address COVID-19 and the spread of COVID-19, we have modified our business practices and may further modify our practices as required, or as we determine appropriate. While these measures, as well as other disruptions, have impacted our operations, the operations of our customers and those of our respective vendors and suppliers, such impacts did not, through the nine months ended June 30, 2023, have a material impact on our consolidated operating results. However, the degree to which COVID-19 may impact our business, financial condition, results of operations, liquidity and cash flows will continue to depend on future developments, which remain highly uncertain and cannot be predicted.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$148,522	$172,259	$498,032	$497,027
Cost of revenue (1)	62,396	67,717	198,861	199,353
Gross profit	86,126	104,542	299,171	297,674
Operating expenses:
Research and development (1)	36,668	37,625	111,037	108,550
Selling, general and administrative (1)	32,152	30,914	96,341	93,481
Total operating expenses	68,820	68,539	207,378	202,031
Income from operations	17,306	36,003	91,793	95,643
Other income (expense):
Interest income (expense), net	2,344	(845)	4,580	(3,928)
Other (expense) income, net (2)	(29)	13	(207)	114,866
Total other income (expense), net	2,315	(832)	4,373	110,938
Income before income taxes	19,621	35,171	96,166	206,581
Income tax expense	7,768	2,937	29,039	5,962
Net income	$11,853	$32,234	$67,127	$200,619
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
(a) Intangible amortization expense:
Cost of revenue	$1,131	$1,779	$3,028	$6,062
Selling, general and administrative	5,976	6,276	17,644	19,334
(b) Share-based compensation expense:
Cost of revenue	$1,078	$929	$3,239	$3,035
Research and development	3,281	3,709	11,255	10,818
Selling, general and administrative	3,903	5,707	14,275	16,407
(2)     The nine months ended July 1, 2022 includes a gain on the sale of our equity method investment of $118.2 million and net losses of $3.3 million associated with such equity method investment. See Note 4 - Investments to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.0	39.3	39.9	40.1
Gross profit	58.0	60.7	60.1	59.9
Operating expenses:
Research and development	24.7	21.8	22.3	21.8
Selling, general and administrative	21.6	17.9	19.3	18.8
Total operating expenses	46.3	39.8	41.6	40.6
Income from operations	11.7	20.9	18.4	19.2
Other income (expense):
Interest income (expense), net	1.6	(0.5)	0.9	(0.8)
Other (expense) income, net	0.0	—	0.0	23.1
Total other income (expense), net	1.6	(0.5)	0.9	22.3
Income before income taxes	13.2	20.4	19.3	41.6
Income tax expense	5.2	1.7	5.8	1.2
Net income	8.0%	18.7%	13.5%	40.4%
Comparison of the Three and Nine Months Ended June 30, 2023 to the Three and Nine Months Ended July 1, 2022
Revenue. Our revenue decreased by $23.7 million, or 13.8%, to $148.5 million for the three months ended June 30, 2023, from $172.3 million for the three months ended July 1, 2022, and our revenue increased by $1.0 million, or 0.2%, to $498.0 million for the nine months ended June 30, 2023, from $497.0 million for the nine months ended July 1, 2022. The decrease in revenue in the three months ended June 30, 2023 and increase in revenue in the nine months ended June 30, 2023 is described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 30, 2023	July 1, 2022	% Change	June 30, 2023	July 1, 2022	% Change
Telecom	$38,333	$61,988	(38.2)%	$153,670	$180,738	(15.0)%
Industrial & Defense	83,549	75,509	10.6%	237,911	215,794	10.2%
Data Center	26,640	34,762	(23.4)%	106,451	100,495	5.9%
Total	$148,522	$172,259	(13.8)%	$498,032	$497,027	0.2%

Telecom	25.8%	36.0%		30.9%	36.4%
Industrial & Defense	56.3%	43.8%		47.8%	43.4%
Data Center	17.9%	20.2%		21.3%	20.2%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended June 30, 2023, our Telecom market revenue decreased by $23.7 million, or 38.2%, compared to the three months ended July 1, 2022. In the nine months ended June 30, 2023, our Telecom market revenue decreased by $27.1 million, or 15.0%, compared to the nine months ended July 1, 2022. The decrease for the three and nine months ended June 30, 2023 was primarily driven by a decrease in sales of products targeted for 5G applications, a decrease in sales of carrier-based optical semiconductor products, a decrease in sales of RF and microwave products for broadband access and video infrastructure and a decrease in sales of legacy backhaul products, primarily in China.
In the three months ended June 30, 2023, our I&D market revenue increased by $8.0 million, or 10.6%, compared to the three months ended July 1, 2022. In the nine months ended June 30, 2023, our I&D market revenue increased by $22.1 million, or 10.2%, compared to the nine months ended July 1, 2022. The increase in the three and nine months ended June 30, 2023 was primarily driven by defense program shipments, which includes incremental revenue from recent acquisitions, and expansion of high-performance analog product lines into the I&D market.
In the three months ended June 30, 2023, our Data Center market revenue decreased by $8.1 million, or 23.4%, compared to the three months ended July 1, 2022. In the nine months ended June 30, 2023, our Data Center market revenue increased by $6.0 million, or 5.9%, compared to the nine months ended July 1, 2022. The decrease in the three months ended June 30, 2023 was primarily driven by a decrease in sales of high-performance analog Data Center products. The increase in the nine months ended June 30, 2023 was primarily driven by an increase in sales of our legacy connectivity products, which were supply constrained in prior periods, partially offset by a decrease in sales of optical semiconductor products and high-performance analog Data Center products.
We continue to be negatively impacted by the current macroeconomic conditions, which we expect may result in weaker near-term demand for our products.
Gross profit. Gross margin was 58.0% and 60.7% for the three months ended June 30, 2023 and July 1, 2022, respectively, and 60.1% and 59.9% for the nine months ended June 30, 2023 and July 1, 2022, respectively. Gross profit was $86.1 million and $104.5 million for the three months ended June 30, 2023 and July 1, 2022, respectively, and $299.2 million and $297.7 million for the nine months ended June 30, 2023 and July 1, 2022, respectively. Gross profit decreased for the three months ended June 30, 2023 as compared to the three months ended July 1, 2022 primarily as a result of lower sales, increases in production supplies, employee headcount, employee-related costs and variable costs, partially offset by lower intangible amortization. Gross profit increased for the nine months ended June 30, 2023 as compared to the nine months ended July 1, 2022 primarily as a result of higher sales and lower intangible amortization, partially offset by increases in production supplies, employee headcount primarily due to acquisitions, employee-related costs, depreciation expense and variable costs.
Research and development. Research and development expense decreased by $1.0 million, or 2.5%, to $36.7 million, or 24.7% of our revenue, for the three months ended June 30, 2023, compared to $37.6 million, or 21.8% of our revenue, for the three months ended July 1, 2022. Research and development expense increased by $2.5 million, or 2.3%, to $111.0 million, or 22.3% of our revenue, for the nine months ended June 30, 2023, compared to $108.6 million, or 21.8% of our revenue, for the nine months ended July 1, 2022. Research and development expense decreased in the three months ended June 30, 2023 primarily as a result of lower supply costs and design software costs, partially offset by increases in employee-related costs. Research and development expense increased in the nine months ended June 30, 2023 primarily as a result of increases in employee headcount primarily due to acquisitions, employee-related costs and development foundry costs, partially offset by decreases in design software costs and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $1.2 million, or 4.0%, to $32.2 million, or 21.6% of our revenue, for the three months ended June 30, 2023, compared to $30.9 million, or 17.9% of our revenue, for the three months ended July 1, 2022. Selling, general and administrative expense increased by $2.9 million, or 3.1%, to $96.3 million, or 19.3% of our revenue, for the nine months ended June 30, 2023, compared to $93.5 million, or 18.8% of our revenue, for the nine months ended July 1, 2022. Selling, general and administrative expense increased in the three and nine months ended June 30, 2023 primarily due to an increase in acquisition-related professional fees, employee headcount and travel expense, partially offset by decreases in employee-related costs, share-based compensation expense and intangible amortization.
Interest income (expense), net. In the three months ended June 30, 2023, interest income, net was $2.3 million, compared to interest expense, net of $0.8 million for the three months ended July 1, 2022. In the nine months ended June 30, 2023, interest income, net was $4.6 million, compared to interest expense, net of $3.9 million for the nine months ended July 1, 2022. The change for the three and nine months ended June 30, 2023 is primarily due to an increase in short-term investments and associated interest income, partially offset by an increase in interest expense on the Term Loans.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Income tax expense	7,768	2,937	29,039	5,962
Effective income tax rate	39.6%	8.4%	30.2%	2.9%

The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 30, 2023, was primarily driven by tax on GILTI including changes to Section 174 requiring the capitalization of certain R&D expenses, resulting in a 16% increase from the statutory income tax rate for both periods, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates and R&D tax credits. Our effective income tax rate for the three and nine months ended July 1, 2022 was primarily driven by the full valuation allowance against any expense associated with income in the U.S. and income taxed in foreign jurisdictions generally at lower tax rates, where a valuation allowance does not apply. Our estimated annual effective tax rate for the year ending September 29, 2023 is expected to be approximately 30%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	June 30, 2023	July 1, 2022
Cash and cash equivalents, beginning of period	$119,952	$156,537
Net cash provided by operating activities	116,563	116,989
Net cash used in investing activities	(87,361)	(111,809)
Net cash used in financing activities	(27,795)	(28,609)
Foreign currency effect on cash	161	(938)
Cash and cash equivalents, end of period	$121,520	$132,170
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended June 30, 2023 of $116.6 million consisted of a net income of $67.1 million plus adjustments of $89.3 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $39.9 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $38.4 million, share-based compensation expense of $28.8 million, deferred income tax expense of $27.4 million. In addition, cash used in operating assets and liabilities was $39.9 million for the nine months ended June 30, 2023, primarily driven by an increase in inventories of $12.2 million and a decrease of $16.6 million in accrued and other liabilities.

Our cash flow from operating activities for the nine months ended July 1, 2022 of $117.0 million consisted of a net income of $200.6 million, less adjustments of $38.3 million, to reconcile our net income to cash provided by operating activities and cash used in operating assets and liabilities of $45.3 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included a net gain of $114.9 million related to the sale of our equity method investment offset by equity method investment losses, depreciation and intangible amortization expense of $43.1 million and share-based compensation expense of $30.3 million. In addition, cash used in operating assets and liabilities was $45.3 million for the nine months ended July 1, 2022, primarily driven by an increase in accounts receivable of $22.0 million, an increase in inventories of $27.5 million and a decrease of $12.7 million in accrued and other liabilities, partially offset by an increase in accounts payable of $14.1 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended June 30, 2023 of $87.4 million consisted primarily of $87.7 million for acquisitions, net of cash acquired, capital expenditures of $18.9 million and purchases of $352.9 million of short-term investments, offset by proceeds of $364.1 million for the sale and maturity of short-term investments and proceeds from the sale of equipment of $8.0 million. For additional information on the cash paid for our acquisitions, net of cash acquired, see Note 3 - Acquisitions to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Cash Flow from Financing Activities
During the nine months ended June 30, 2023, our cash used in financing activities of $27.8 million was primarily related to $32.5 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $5.6 million of proceeds from employee stock purchases.
During the nine months ended July 1, 2022, our cash used in financing activities of $28.6 million was primarily related to $35.9 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $8.1 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of June 30, 2023, we held $121.5 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $466.1 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 30, 2023, cash held by our indefinitely reinvested foreign subsidiaries was $20.8 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On August 2, 2023, we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
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
As of June 30, 2023, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations. We do not enter into financial instruments for trading or speculative purposes.
On August 2, 2023, we paid the total outstanding principal balance on our Term Loans. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk. For additional information regarding our Term Loans and Convertible Notes, refer to Note 9 - Debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2022 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, as filed with the SEC on May 4, 2023, and as noted below.

Adverse global economic conditions could have a negative impact on our business, results of operations and financial condition and liquidity.

A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have, from time to time, caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Geopolitical issues, macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended June 30, 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023-April 28,2023	5,773	$63.19	—	—
April 29,2023-May 26,2023	13,838	57.09	—	—
May 27, 2023-June 30, 2023	1,164	61.11	—	—
Total	20,775	$59.01	—	—
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

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023.
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 3, 2023	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)