Form 10-K
period 2023-09-29
MACOM Technology Solutions Holdings, Inc.
filed 2023-11-13
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant's second fiscal quarter, was approximately $3.8 billion based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 8, 2023 was 71,208,136.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 29, 2023.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2023

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

PART l
ITEM 1. BUSINESS
Overview
We design and manufacture semiconductor products for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (“GaAs”), gallium nitride (“GaN”), indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (“RF”) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others.
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
Our manufacturing model consists of domestic semiconductor wafer fabrication assembly and test capabilities coupled with domestic and international external foundry and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters, and in our Ann Arbor, Michigan, and Limeil-Brévannes, France locations. Certain of our facilities have achieved certification to the IATF16949 automotive standard, the AS9100D aerospace standard, the ISO9001 international quality standard, the ISO14001 environmental management standard and the ANSI/ESD S20.20:2014 standard. We manufacture compound semiconductors including GaAs, GaN and InP. We have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a Trusted Foundry offers us a further competitive advantage.
We also utilize external semiconductor foundries to access additional process technologies and capacity. In aggregate, we utilize a broad array of internal, proprietary process technologies and commercially available foundry technologies, which allows us to select the most appropriate technology to solve our customers’ needs. This strategy is intended to provide us with dependable supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the know-how developed through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
Research and Development
Our research and development efforts aim to rapidly develop new and innovative products, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design and packaging technology defines the performance parameters and differentiation of our products. We believe some of our core competencies are the ability to model, design, test, integrate, package and manufacture differentiated solutions for our customers. We leverage these core competencies to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
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
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: I&D, Data Center and Telecom. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we expect to benefit from growth in these markets. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio that services satellite and space communications, civil and military radar, test and measurement, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of cloud-based services and the upgrade of data center architectures to 100G, 200G, 400G and 800G interconnects, which we expect will drive adoption of higher speed optical and photonic wireless links. We expect our revenue in the Telecom market to be driven, in part, by 5G deployments and expansion of optical networks, with continued upgrades and expansion of communications equipment and increasing adoption of bandwidth-rich services.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles, RF jammers, electronic countermeasures, smart munitions and satellite communications (“SATCOM”). Military applications are becoming more sophisticated and requiring more high-speed bandwidth, favoring higher performance semiconductor ICs based on GaAs and GaN technologies due to their high power density, improved power efficiency and broadband capability.
We believe our analog design capabilities, technology portfolio, in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with Trusted Foundry status which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (“MMICs”), control components, voltage-controlled oscillators, transformers, power pallets, amplifiers and diodes.

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
In the medical industry, our custom designed non-magnetic diode product line is a critical component for certain MRI applications. For sensing and test and measurement applications, we believe our heterolithic microwave integrated circuit, or HMIC, process is ideal for high-performance, integrated bias networks and switches. Our catalog of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.
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
We enable the market with a complete product portfolio of Pulse Amplitude Modulation (“PAM-4”) Physical Layers (“PHYs”), Transimpedance Amplifier (“TIAs”), Modulator Drivers, Lasers and Photodetectors, and, in some cases, individual component designs are optimized for use together as a chipset.
To address our primary markets, we offer a broad range of standard and custom ICs and components. Our product catalog currently consists of thousands of products, including the following key product platforms: amplifiers, ICs, diodes, switches and switch limiters, passive and active components and multi-chip modules. Many of our product platforms are leveraged across multiple markets and applications. For example, our application expertise in power amplifier technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in switch filter banks of military tactical radios as well as medical imaging MRI systems.
Telecom. Underlying growth in the Telecom market is driven by the ever-growing need for increased bandwidth to support data rich applications and services such as video conferencing, cloud computing, video-on-demand and social media. Growth in next generation Internet and Internet of Things, or IoT, applications drives global demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul, cellular infrastructure, wired broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.
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
Wireless applications include terrestrial and space-based radio frequency, microwave and millimeter wave communication systems, also known as satellite communications, or SATCOM. SATCOM systems can support commercial and defense applications and, in some cases, include deployment of large satellite constellations to support connectivity.

The table below presents our major product families.

MAJOR PRODUCT FAMILIES
Amplifiers	Integrated IC & Modules	Photodiodes & Photoreceivers
Attenuators	Laser & Modulator Drivers	Photonic Devices
Bias Networks	Lasers	Predistortion Linearizer
Capacitors	Limiters & Detectors	RF over Fiber Products
Clock and Data Recovery	Linear Equalizers	RF Power Amplifiers
Crosspoint Switches	Low Noise Amplifiers	SDI Cable Products
Diodes	Network Connectivity Solutions	Space Qualified Modules
Filters	Passives	SSPA Modules
Frequency Conversion	Phase Shifters & Time Delay	Switches
Frequency Generation	Phase Detectors	Transimpedance Amplifiers

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
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, applications engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 24.0%, 30.9% and 35.0% of our revenue in fiscal years 2023, 2022 and 2021, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our distributors, Richardson RFPD, Inc., accounted for 10.7% of our revenue in fiscal year 2021, but did not exceed 10% in fiscal years 2022 or 2023. For fiscal years 2023, 2022 and 2021, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 51.5%, 47.1% and 43.7% of our revenue, respectively.
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
We primarily compete with Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Credo Technology Group Holding Ltd. (“Credo”), Marvell Technology Inc. (“Marvell”), MaxLinear Inc. (“MaxLinear”), Microchip Technology Incorporated (“Microchip”), NXP Semiconductors N.V. (“NXP”), Qorvo, Inc. (“Qorvo”), Semtech Corporation (“Semtech”), Skyworks Solutions, Inc. (“Skyworks”) and Wolfspeed, Inc. (“Wolfspeed”).
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
 As of September 29, 2023, we had 553 U.S. and 210 foreign issued patents and 113 U.S. and 185 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2023 to 2041. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Our internal wafer fabrication and the majority of our internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allows us to efficiently produce a wide range of low, medium and high-volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan, Hamilton, New Jersey, Limeil-Brévannes, France, and Hsinchu, Taiwan locations.
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
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. The following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Cork, Ireland; Ithaca, New York; Santa Clara and Newport Beach, California; Morrisville, North Carolina; Ann Arbor, Michigan; Nashua, New Hampshire; Hsinchu, Taiwan; Hamilton, New Jersey; and Limeil-Brévannes, France. The following facilities have also achieved certification to the AS9100D aerospace standard: Lowell, Massachusetts; Morrisville, North Carolina; Ann Arbor, Michigan; Nashua, New Hampshire; and Hamilton, New Jersey. In addition, our Lowell, Massachusetts facility has received IATF16949 automotive quality management system certification and the ISO 14001:2015 environmental management system certification.
The ESD Association provides standards for safe and proper handling of electrostatic discharge (“ESD”) in electronic manufacturing environments. Our following locations have each received ANSI/ESD S20.20:2014 certification: Lowell, Massachusetts; Ann Arbor, Michigan; Allentown, Pennsylvania; Newport Beach, California; Morrisville, North Carolina; Nashua, New Hampshire; and Hsinchu, Taiwan.
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
Workforce
Employees. As of September 29, 2023, we employed approximately 1,500 individuals worldwide, including approximately 500 in research and development (“R&D”). We have employees across 15 countries, with 71% in North America, 16% in Asia Pacific and 14% in Europe. None of our domestic employees are represented by a collective bargaining agreement; however, as of September 29, 2023, approximately 108 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
Approximately 69% of our workforce is male and 31% of our workforce is female. Females represented approximately 17% of our senior management and approximately 17% of our engineering roles.
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
Retention and Development. We devote substantial efforts to retaining, motivating and supporting our employees, including by providing tuition and professional development reimbursement to eligible employees as well as opportunities for internal growth and advancement. Performance reviews are conducted at least annually for all employees, during which employees and managers address goals, development opportunities, strengths and areas for improvement. We have also maintained an internship program that supports the professional development of interns and serves as a recruitment tool for full-time employees. We monitor voluntary attrition as an indicator of employee engagement. During fiscal year 2023, our voluntary attrition rate was approximately 10%.
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
We have completed several acquisitions and divestitures to attempt to further align our businesses to our primary markets. Those transactions include:
In January 2017, we acquired Applied Micro Circuits Corporation (“AppliedMicro”), a global provider of silicon solutions for next-generation cloud infrastructure and Cloud Data Centers, as well as connectivity products for edge, metro and long-haul communications equipment in order to expand our business in enterprise and Cloud Data Center applications.
In October 2017, following the acquisition of AppliedMicro, we divested AppliedMicro's Compute business (the “Compute business”) and received an equity interest in Ampere Computing Holdings LLC, which we sold on December 23, 2021. See Note 5 - Investments to our Consolidated Financial Statements included in this Annual Report for more information.
In March 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state amplifiers (SSPAs), microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”). We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
In May 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and MMIC processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”). We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency GaAs and GaN MMICs. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
In August 2023, we entered into a definitive Asset Purchase Agreement with Wolfspeed to acquire certain assets and specified liabilities of their RF business and the proposed transaction is expected to close in our fiscal first quarter of 2024. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
Our acquisition strategy is intended to accelerate our growth, expand our technology portfolio, grow our addressable market and further create stockholder value.
Available Information
We maintain a website at www.macom.com, including an investors section, at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. We encourage investors to monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts, as well as our social media channels (MACOM’s LinkedIn, Facebook and YouTube pages and X account (@MACOMtweets)). You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above, as well as our LinkedIn, Facebook and YouTube pages and Twitter account, are not incorporated into and should not be considered a part of this report.

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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. The industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices (“ASPs”). Downturns in this industry may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced decreases in our revenue, profitability, cash flows and stock price during such downturns in the past, and may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.
Our revenue growth and gross margin are substantially dependent on our successful development and release of new products.
Maintaining or growing our revenue will depend, among other things, on our ability to timely develop products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the ASPs of our products may decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset price erosion. If we are not able to introduce products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of products is a highly complex process, and we have in the past and may in the future experience delays and failures in completing the development and introduction of new products. Our successful product development depends on a number of factors, including accurate prediction of market requirements, changes in technology and evolving standards; the availability of qualified product designers and process technologies needed to solve design challenges in a cost-effective, reliable manner; our ability to design products that meet customers’ requirements; our ability to successfully design and manufacture products at competitive prices and volumes; our customers’ acceptance of our product designs; the acceptance of our customers’ products by the market and the lifecycle of such products; the strength of and ability to protect our intellectual property rights; our ability to obtain, on commercially reasonable terms, licenses to necessary third party intellectual property rights; and our ability to maintain and increase our level of product content in our customers’ systems.
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
Our industry may be affected from time to time, and is currently being affected, by limited supplies of certain key components, materials and services. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. In particular, the COVID-19 pandemic caused shortages of certain semiconductor components and delays in shipments, and these issues may be further exacerbated by supply chain disruptions caused by geopolitical unrest, including the conflicts in Ukraine and Israel. If key components, materials or services are unavailable, our costs could increase and our revenue could decline.
Our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. Any catastrophic loss or significant damage to any of these facilities, particularly our Lowell, Massachusetts, Nashua, New Hampshire and Hsinchu, Taiwan locations, could materially disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and, in some instances, could significantly curtail our R&D efforts, and adversely affect our business and financial results, revenue and profitability.

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
Inflation rates in the markets in which we operate have increased and may continue to rise. Recent inflation has led us to experience higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise or maintain our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
Underutilization, price competition, acquisitions and various other factors may reduce our gross margin, which could negatively affect our business, financial condition and results of operations.
If we are unable to utilize our design, fabrication, assembly and test facilities at a high level, the significant fixed costs associated with these facilities may not be fully absorbed, resulting in higher than average unit costs and lower gross margin. Similarly, when we compete for business on the basis of our products’ unit price, the ASP of our products is reduced, negatively affecting our gross margins. Increased sales of lower-margin products, increases in raw material costs, changes in manufacturing yields and other factors can reduce our gross margins from time to time, which could have an adverse impact on our business, financial condition and results of operations in the future. As a result of these or other factors, we may be unable to maintain or increase our gross margin in future periods and our gross margin may fluctuate from period to period.
Our operating results may fluctuate significantly from period to period. We may not meet investors’ quarterly or annual financial expectations and, as a result, our stock price may decline.
Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control, including: general economic growth or decline in the U.S. or foreign markets; reduction or cancellation of orders by customers; the amount of new customer orders we book and ship in any particular fiscal quarter; relative linearity of our shipments within any particular fiscal quarter; the gain or loss of a key customer or significant changes in demand and/or fluctuations in the markets we serve; fluctuations in the levels of component inventories held by our customers and accurate forecasting by customers; fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products; success of our investments in R&D; availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply; effects of seasonal and other changes in customer demand; effects of competitive pricing pressures, including decreases in ASPs of our products; loss of key personnel or the shortage of available skilled workers; our failure to remain abreast of new and improved semiconductor process technologies; failure of our partners in strategic alliances, which may prevent us from achieving commercial success in such alliance; the exposure of our operations to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes; changes in laws and regulations in the U.S. and other countries, or the interpretations thereof; and the effects of war, natural disasters, global pandemics, acts of terrorism, macroeconomic uncertainty or decline including increased levels of inflation or geopolitical unrest.

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
Our future growth depends on our ability to anticipate demand and respond to it with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: I&D, Data Center and Telecom. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we have focused significant internal resources to meet potential product demand in the Cloud Data Center Market, but our ability to capitalize on this and other market opportunities in 100G optical networks and GaN technology will depend on, among other things, the future size and actual growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the pace of adoption of our products in these markets. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations.
We depend on orders from a limited number of customers for a significant percentage of our revenue.
In the fiscal year ended September 29, 2023, no direct customer individually accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 47.6% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
Our business may be adversely affected if we experience product returns and product liability and defects claims.
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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. Although our internal information technology team actively takes steps to protect our information and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information or disrupt operations by deploying malicious code. A number of large, public companies have recently experienced losses based on ransomware and/or phishing attacks and other cyber-attacks. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.
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
Third parties with which we conduct business, such as foundries, assembly and test contractors and distributors, have access to certain portions of our sensitive data (including trade secrets and other intellectual property). In the event that these third parties do not properly safeguard our data, security breaches could result and negatively impact our business, operations and financial results.
The outcome of any litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.
From time to time, we may be a party to certain litigation matters. Any such disputes, litigations, investigations, administrative proceedings or enforcement actions may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments, loss of contractual or other rights, injunctions or other limitations on the operation of our business or other material harm to our business.
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
As of September 29, 2023, we had approximately $111.4 million in money market funds and $340.6 million in short-term investments, respectively. The debt security investments consisted of commercial paper, corporate bonds and U.S. Treasury securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March and April 2023, certain

U.S. banks were closed and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. While we were not directly impacted by these closures and did not have any deposits with these banks, there can be no assurance that our current or future banks will not face similar risks, and that we would be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.
Any type of pandemic or epidemic related to an outbreak of communicable disease, including but not limited to COVID-19, is unpredictable and could adversely impact our business, financial condition and results of operations.
The impacts of a pandemic or epidemic related to an outbreak of communicable disease, including, but not limited to COVID-19, could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, negatively impact our supply chain, restrict our ability to provide certain products or delay the introduction of new product offerings. In addition, we have experienced global impacts resulting from the COVID-19 pandemic, including shortages of semiconductor components and delays in shipments, which has impacted product production and delivery to customers. Moreover, developments regarding a pandemic or epidemic or any worsening of the global economic environment as a result thereof, including increased inflationary pressures, may have the effect of exacerbating other risks described elsewhere in this Part I, “Item 1A - Risk Factors.”
The ultimate impact of an outbreak on our business, financial condition and results of operations remains highly uncertain and subject to change.
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
The legal systems in many of the regions where we conduct business or where we may potentially make future investments through expansion, which may include acquisitions, can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under certain legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act.
Sales to customers located outside the U.S. accounted for 51.7% of our revenue for the fiscal year ended September 29, 2023. Sales to customers located in China and the Asia Pacific region typically account for a large portion of our overall sales to customers located outside the U.S. For example, fiscal year 2023 sales to customers in China and the Asia Pacific region accounted for 20% and 14% of total fiscal year 2023 sales, respectively. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, domestic semiconductor supply chain initiatives, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in May 2019, the BIS added Huawei Technologies Co. Ltd. (“Huawei”) and many of its affiliates to its Entity List (and subsequently added additional Huawei affiliates), which effectively blocks exports of U.S. products to Huawei and such affiliates. Additionally, in October 2022 and 2023, the BIS introduced restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which restrict or prohibit the ability to sell, ship and support certain equipment and services to China. Such actions in the future, as well as China’s continuously evolving policies, laws and regulations, including those related to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation (including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers) and intellectual property rights and enforcement and protection of those rights, could increase the cost of doing business in China, foster the emergence of additional Chinese-based competitors and/or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations. Additionally, other factors affecting the Chinese economy, such as government-imposed lockdowns in response to a pandemic, inflation, geopolitical conflict, or otherwise, could limit the demand in China for electronic devices containing our products, which could have a material adverse effect on our business and results of operations.

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
In addition, if terrorist activity, armed conflict, civil, economic or military unrest, natural disasters, global pandemics, embargoes or other economic sanctions, enforcement actions against governments, governmental entities or private entities or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, labor issues and transportation and other disruptions, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events, including the conflicts in Ukraine and Israel, could have a material adverse effect on our operating results.
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
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, our significant competitors include, among others, ADI, Broadcom, Credo, Marvell, MaxLinear, Microchip, NXP, Qorvo, Semtech, Skyworks and Wolfspeed, as well as increased competition from Chinese companies.
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

We have made and may, in the future, make acquisitions and investments, which involve numerous risks.
We have made certain acquisitions and continue to routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and companies. We expect to continue to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all and may face intense competition for such opportunities. In pursuing transactions, we have and will continue to face numerous risks, including diverting management’s attention from normal daily operations of our business; difficulties in integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; potential loss of key personnel of the acquired company as well as their know-how, relationships and expertise; challenges successfully integrating acquired personnel, operations and businesses; failing to realize the anticipated synergies and benefits of an acquisition; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed transactions to offset expenses associated with our efforts; acquiring material or unknown liabilities associated with any acquired operations; litigation associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Our past and recent acquisitions have required and continue to require significant management time and attention relating to the transactions. Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant time and attention, costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may result in significant amortizable intangible assets which, when amortized, will negatively affect our consolidated results of operations. The accounting treatment may also result in significant goodwill, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for transactions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In the event we make future investments, the investments may decline in value, we may lose all or part of our investment.
We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.
We may be unable to realize the expected benefits from acquisitions of companies and certain businesses of companies because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. For example, assuming our acquisition of the RF business from Wolfspeed closes, we will need to integrate the operations of the business into our operations, including integrating the fabrication facility into our operations. The integration process may be complex, costly and time-consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 24.0% of our revenue for the fiscal year ended September 29, 2023. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
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
We have pursued in the past and may pursue in the future various restructuring initiatives designed to reduce costs and increase revenue across our operations, including reductions in our number of manufacturing facilities and workforce, establishing certain operations closer in location to our global customers and evaluating functions that may be more efficiently performed through outsourcing arrangements. For example, in June 2019, we committed to a restructuring plan designed to streamline and improve our operations that included the refocusing of certain R&D activities and a reduction in workforce. Any restructuring initiatives could result in potential adverse effects on employee capabilities, our continued ability to recruit, hire, retain and motivate highly skilled engineering, operations, sales, administrative, managerial and other key personnel, our ability to achieve design wins and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments. The potential negative impact of a restructuring plan on our employees may limit our ability to meet and satisfy the demands of our customers and, as a result, have a material impact on our business, financial condition and results of operations.
Risks Relating to Production Operations
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We operate leased semiconductor wafer processing and manufacturing facilities at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan site. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Hamilton, New Jersey, Limeil-Brévannes, France, Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. The effectiveness of our supply chain could be adversely affected by such issues and harm our results of operations. In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”), which provides certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the U.S., which may potentially be available to us and our competitors; however, there can be no assurance as to which companies will receive such incentives and whether the CHIPS Act will have a positive or negative impact on our competitive position.
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
Risks Relating to Research and Development, Intellectual Property and New Technologies
Our investment in technology as well as R&D may not be successful, which may impact our profitability.
The semiconductor industry requires substantial investment in technology as well as R&D in order to bring to market new and enhanced technologies and products. Our R&D expenses were $148.5 million for the fiscal year ended September 29, 2023. In each of the last three fiscal years, we invested in R&D as part of our strategy toward the development of innovative products and solutions to help support our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our R&D expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in R&D required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may generate an inadequate return on investment, if any, or may take longer than we anticipate to generate a return. For example, we have in the past and may continue to experience additional and new unexpected difficulties, expenses or delays in qualifying and completing certain of our development projects including our GaN-on-Silicon, certain Laser products and our Air Force Research Laboratory related process technology transfer. These development risks may be associated with internal MACOM capabilities and/or external factors, which may include, but not limited to, matters with one or more third party foundries, assembly and test suppliers, qualifying related products with our customers and marketing efforts, and we may not be successful in process or product qualification and/or manufacturing cost reductions. In addition, we may not realize the competitive advantage we anticipate from related investments and may not realize customer demand that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We may not be successful in our R&D efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher R&D expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
Certain of our products are subject to the Export Administration Regulations, administered by the BIS, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Ongoing export control reform that has changed and is expected to continue to change rules applicable to us in the future in ways we do not yet fully understand and we have experienced and will continue to experience challenges in complying with the new rules as they become effective, resulting in difficulties or an inability to ship products to certain countries and customers.
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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits, material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of September 29, 2023, we had $388.6 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the 2017 Tax Cuts and Jobs Act (“Tax Act”), will expire at various dates through 2038, while those generated subsequent to the Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited. Realization of our deferred tax assets is dependent upon us generating sufficient future taxable income. Deferred tax assets are reviewed and assessed on a periodic basis for future realizability. Future charges against our earnings could result in all or some portion of the deferred tax asset to not be realized. This could be caused by, among other things, deterioration in our operational performance, future impairment charges, adverse market conditions, geopolitical unrest, adverse changes in tax and other applicable laws or regulations and a variety of other factors. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
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
In addition, we may in the future incur costs defending against environmental litigation brought by government agencies, lessors at sites we currently lease or have been associated with in the past and other private parties. A significant judgment or fine levied against us or agreed settlement payment could materially harm our business, financial condition and results of operations. For example, since 1993, one of our legal entities has been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used the Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, which has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site. Based on currently available information with respect to the total anticipated level of investigatory, remedial and monitoring costs to be incurred by the group of PRPs and our allocable share of those costs, we have a loss accrual for the Omega Site that is not material. However, the proceedings are ongoing and several factors beyond our control could cause this loss accrual to prove inadequate, and any future increases to our allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site.
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
There has been an increased focus on corporate environmental, social and governance (“ESG”) responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate ESG practices and disclosure are subject to change, can be unpredictable and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers or our investors, a customer may stop purchasing products from us or an investor may sell their shares and/or take legal action against us, which could harm our reputation, revenue and results of operations.
Customer demands and regulations related to “conflict” minerals may force us to incur additional expenses and liabilities.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated rules regarding disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. In the semiconductor industry, these minerals are most commonly found in metals used in the manufacture of semiconductor devices and related assemblies. These requirements may adversely affect our ability to source related minerals and metals and increase our related costs. We face difficulties and increased expenses associated with complying with the related disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products or may provide us information that is inaccurate or inadequate. If those risks arise or if our processes in obtaining that information do not fulfill the SEC’s requirements, we may face both reputational challenges and SEC enforcement risks based on our inability to sufficiently verify the origins of the subject minerals and metals or otherwise. Moreover, we may encounter challenges to satisfy any related requirements of our customers, which may be different from or more onerous than the requirements of SEC rules and executive orders. If we cannot satisfy such customers, they may choose a competitor’s products or disqualify us as a supplier, and we may experience lower than expected revenues or have to write off inventory in the event that it becomes unsalable as a result of these regulations.
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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on processing personal data across our business. For example, the General Data Protection Regulation (“GDPR”) requires compliance with rules regarding the handling of personal data belonging to individuals in the European Economic Area, and the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) provide enhanced privacy rights and consumer protection for residents of California. It is costly to comply with the GDPR, CCPA, CPRA and other similar laws and regulations. Further, the GDPR provides for significant penalties in the case of non-compliance. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the applicable data privacy regimes.
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
Our largest stockholders control a significant amount of our outstanding common stock. As of September 29, 2023, John and Susan Ocampo beneficially owned 23.0% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of these stockholders may not always coincide with your interests or the interests of other stockholders.
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
Risks Relating to our 2026 Convertible Notes
Servicing our debt, including our 2026 Convertible Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make payments of the principal of, to pay interest on, or to refinance, our 2026 Convertible Notes (as defined below), or to make cash payments in connection with any conversion of the 2026 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the 2026 Convertible Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2026 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2043
Limeil-Brévannes, France	A, P&F, T&A, S&M and RT	164,752	October 2024
Newport Beach, California	R&D, AE and S&M	57,412	December 2029
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2026
Nashua, New Hampshire	R&D, T&A, P&F and RT	33,750	December 2024
Santa Clara, California	R&D, AE and S&M	26,909	October 2024
Hamilton, New Jersey	A, T&A, AE, R&D, S&M and RT	25,750	March 2030
Hsinchu, Taiwan	P&F, T&A and RT	24,282	December 2027
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 8, 2023 was approximately 74. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from September 28, 2018 through September 29, 2023 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $20.60 on September 28, 2018 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of September 28, 2018, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among MACOM Technology Solutions Holdings, Inc., the Nasdaq Composite Index, and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$-
9/28/2018
9/27/2019
10/2/2020
10/1/2021
9/30/2022
9/29/2023
MACOM Technology Solutions Holdings, Inc.
NASDAQ Composite Index
PHLX Semiconductor Sector Index

	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023

MACOM Technology Solutions Holdings, Inc.	$100.00	$105.24	$164.08	$317.18	$251.41	$396.02
Nasdaq Composite Index	$100.00	$99.77	$140.54	$186.08	$136.12	$171.65
PHLX Semiconductor Index	$100.00	$112.89	$162.51	$238.61	$168.77	$251.68
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended September 29, 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023—July 28, 2023	408	$65.47	—	—
July 29, 2023—August 25, 2023	573	76.50	—	—
August 26, 2023—September 29, 2023	883	77.96	—	—
Total	1,864	$74.78	—	—
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

OVERVIEW
We design and manufacture semiconductor products for I&D, Data Center and Telecom industries. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, GaAs, GaN and InP fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include ICs, MCMs, diodes, amplifiers, switches and switch limiters, passive and active components and RF and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and FTTx/PON, among others.
See “Item 1 - Business” for additional information.
Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2023, 2022 and 2021 each consisted of 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year.
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
Our core strategy is to develop and innovate high-performance products that address our customers’ most difficult technical challenges in our primary markets: I&D, Data Center and Telecom.
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
We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and material effects on our operating results and financial position may result. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; revenue reserves; business combinations; goodwill and intangible asset valuation; share-based compensation valuations and income taxes.
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
Business Combinations
We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach. In measuring the fair value, we utilize a number of valuation techniques. When determining the fair value of property and equipment acquired, generally we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, typically determined using a discounted cash flow valuation method, we use assumptions such as the timing and amount of future cash flows, discount rates, weighted average cost of capital and estimated useful lives. These assessments can be significantly affected by our judgments.
Goodwill and intangible asset valuation
Significant management judgment is required in our valuation of goodwill and intangible assets, many of which are based on the creation of forecasts of future operating results that are used in the valuation, including (i) estimation of future cash flows, (ii) estimation of the long-term rate of growth for our business, (iii) estimation of the useful life over which cash flows will occur, (iv) terminal values, if applicable, and (v) the determination of our weighted average cost of capital, which helps determine the discount rate. It is possible that these forecasts may change, and our performance projections included in our forecasts of future results may prove to be inaccurate. The value of our goodwill and purchased intangible assets could also be impacted by future adverse changes, such as a decline in the valuation of technology company stocks, including the valuation of our common stock, or a significant slowdown in the worldwide economy or in the optical communications equipment or semiconductor industry.
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
Income taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction. To the extent we believe that recovery is not likely, we must establish a valuation allowance. We provide valuation allowances for certain deferred tax assets where it is more likely than not that any portion will not be realized.
On a periodic basis, we reassess valuation allowances on our deferred tax assets, weighing positive and negative evidence, to assess recoverability. We determined that the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets should be released as of September 30, 2022. In making this determination, we considered positive evidence, including significant cumulative consolidated and U.S. income over the three years ended September 30, 2022, continued revenue growth combined with profitability and expectations regarding financial forecasts. We also considered negative evidence, including the uncertainty relating to the economic and geopolitical environment and global supply chain.
Significant judgment is required in making these assessments to maintain or reverse the majority of our valuation allowances. To the extent our future expectations change, we would have to reassess the recoverability of our deferred tax assets at that time. This valuation allowance release resulted in a tax benefit of $202.8 million, or $2.91 per basic share in fiscal year 2022.
The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
Historically, we have not experienced material differences in our estimates and actual results.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2023	2022	2021

Revenue	$648,407	$675,170	$606,920
Cost of revenue (1)	262,610	268,989	265,065
Gross profit	385,797	406,181	341,855
Operating expenses:
Research and development (1)	148,545	148,228	138,844
Selling, general and administrative (1) (2)	129,852	125,279	122,009
Total operating expenses	278,397	273,507	260,853
Income from operations	107,400	132,674	81,002
Other income (expense):
Warrant liability expense (3)	—	—	(11,130)
Interest income	20,807	4,251	1,470
Interest expense	(12,384)	(8,551)	(22,063)
Other (expense) income, net (4)	(665)	114,746	(6,334)
Other income (expense), net	7,758	110,446	(38,057)
Income before income taxes	115,158	243,120	42,945
Income tax expense (benefit) (5)	23,581	(196,835)	4,972
Net income	$91,577	$439,955	$37,973
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2023	2022	2021
(a) Intangible amortization expense:
Cost of revenue	$4,369	$7,839	$15,296
Selling, general and administrative	23,735	25,592	30,917
Total intangible amortization expense	$28,104	$33,431	$46,213
(b) Share-based compensation expense:
Cost of revenue	$4,325	$4,038	$3,298
Research and development	14,808	14,940	13,332
Selling, general and administrative	18,970	22,207	18,368
Total share-based compensation expense	$38,103	$41,185	$34,998
(2)Fiscal year 2023 includes $7.7 million of acquisition-related professional fees expense.
(3)Represents changes in the fair value of common stock warrants recorded as liabilities and adjusted each reporting period to fair value. See Note 18 - Stockholders' Equity to the Consolidated Financial Statements included in this Annual Report for additional information regarding the common stock warrants.
(4)Fiscal year 2022 includes a gain on sale of our equity method investment of $118.2 million. Includes non-cash net losses of $3.3 million and $2.4 million for fiscal years 2022 and 2021, respectively, associated with our equity method investment based on our proportionate share of its losses and changes in equity. The net loss amount for fiscal year 2021 includes a non-cash gain of $9.8 million associated with changes in the investment’s equity. See Note 5 - Investments to the Consolidated Financial Statements included in this Annual Report for additional information. Fiscal year 2021 also includes losses on extinguishment of debt of $4.4 million. See Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
(5)Fiscal year 2023 and 2022 includes a non-cash benefit of $12.1 million and $202.8 million, respectively, related to the partial release of our valuation allowance. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.
The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.5	39.8	43.7
Gross profit	59.5	60.2	56.3
Operating expenses:
Research and development	22.9	22.0	22.9
Selling, general and administrative	20.0	18.6	20.1
Total operating expenses	42.9	40.5	43.0
Income from operations	16.6	19.7	13.3
Other income (expense):
Warrant liability expense	—	—	(1.8)
Interest income	3.2	0.6	0.2
Interest expense	(1.9)	(1.2)	(3.6)
Other (expense) income, net	(0.1)	17.0	(1.0)
Total other income (expense), net	1.2	16.4	(6.3)
Income before income taxes	17.8	36.0	7.1
Income tax expense (benefit)	3.7	(29.2)	0.8
Net income	14.1%	65.2%	6.3%
Comparison of Fiscal Year Ended September 29, 2023 to Fiscal Year Ended September 30, 2022
Revenue. In fiscal year 2023, our revenue decreased by $26.8 million, or 4.0%, to $648.4 million from $675.2 million for fiscal year 2022. Fiscal years 2023 and 2022 each consisted of 52 weeks.

Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2023	2022	% Change
Industrial & Defense	$317,128	$294,341	7.7%
Data Center	146,982	138,127	6.4%
Telecom	184,297	242,702	(24.1)%
Total	$648,407	$675,170	(4.0)%

Industrial & Defense	48.9%	43.6%
Data Center	22.7%	20.5%
Telecom	28.4%	35.9%
Total	100.0%	100.0%
In fiscal year 2023, our I&D market revenue increased by $22.8 million, or 7.7%, compared to fiscal year 2022. The increase was primarily driven by defense program shipments, incremental revenue from recent acquisitions, sales of GaN products and expansion of high-performance analog product lines into the I&D market, partially offset by a decrease in sales of legacy products.
In fiscal year 2023, our Data Center market revenue increased by $8.9 million, or 6.4%, compared to fiscal year 2022. The increase was primarily driven by an increase in sales of our legacy connectivity products, which were supply constrained in prior periods, and an increase in sales of 400G and 800G high-performance analog Data Center products, partially offset by a decrease in sales of optical semiconductor products.
In fiscal year 2023, our Telecom market revenue decreased by $58.4 million, or 24.1%, compared to fiscal year 2022. The decrease was primarily driven by a decrease in sales of products targeted for 5G applications, a decrease in sales of carrier-based optical semiconductor products, a decrease in sales of RF and microwave products for broadband access and video infrastructure and a decrease in sales of legacy backhaul products, primarily in China, partially offset by higher sales to satellite communications customers and higher sales of legacy high-performance analog Telecom products.
Gross profit. In fiscal year 2023, our gross profit decreased by $20.4 million, or 5.0%, compared to fiscal year 2022. Gross margin of 59.5% in fiscal year 2023 decreased 70 basis points, compared to fiscal year 2022. The decrease in gross profit during 2023 was primarily due to lower sales, increases in production supplies, employee headcount primarily due to acquisitions, depreciation expense and variable costs, partially offset by lower intangible asset amortization.
Research and development. In fiscal year 2023, research and development expense increased by $0.3 million, or 0.2%, to $148.5 million, representing 22.9% of revenue, compared with $148.2 million, representing 22.0% of revenue, in fiscal year 2022. Research and development expense increased during fiscal year 2023 primarily as a result of an increase in employee headcount primarily due to acquisitions, employee-related costs and development foundry costs, offset by decreases in design software costs, supplies expense and lower variable compensation.
Selling, general and administrative. In fiscal year 2023, selling, general and administrative expenses increased by $4.6 million, or 3.7%, to $129.9 million, or 20.0% of revenue, compared with $125.3 million, or 18.6% of revenue, for fiscal year 2022. Selling, general and administrative expenses increased during fiscal year 2023 primarily due to an increase in acquisition-related professional fees, employee headcount, travel expense and software costs, partially offset by decreases in intangible amortization, share-based compensation expense and lower variable compensation.
Interest income. In fiscal year 2023, interest income was $20.8 million, or 3.2% of our revenue, compared to $4.3 million of interest income, or 0.6% of our revenue, for fiscal year 2022. The change in fiscal year 2023 is due to higher yields on short-term investments and cash equivalents.
Interest expense. In fiscal year 2023, interest expense was $12.4 million, or 1.9% of our revenue, compared to $8.6 million of interest expense, or 1.3% of our revenue, for fiscal year 2022. The increase in fiscal year 2023 is primarily due to an increase in our interest rate on the Term Loans (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report) prior to our repayment of the total outstanding principal balance of the Term Loans in August 2023.
Income tax expense (benefit). In fiscal year 2023, income tax expense was $23.6 million, or 3.7% of revenue, compared to a benefit of $196.8 million, or 29.2% of revenue, for fiscal year 2022. The change in the provision is primarily due to the $202.8 million partial release of the valuation allowance on our domestic NOL and R&D tax credit carryforwards and other deferred taxes in our fiscal fourth quarter of 2022. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information. Further information on the significant judgments related to its release can be found above in “Critical Accounting Policies and Estimates.”
For fiscal year 2023, our effective tax rate was 20.5% and was comparable to the U.S. federal income tax rate of 21%. Our effective tax rate for fiscal year 2023, as compared to the U.S. federal income tax rate, is impacted primarily by income earned outside the U.S. (i.e., global intangible low taxed income), resulting in a 15.7% increase, offset primarily by partial release of our valuation allowance, resulting in a 10.6% decrease and research and development credits, resulting in a 4.8% decrease. For fiscal year 2022, our effective income tax rate of (81.0)% was primarily driven by tax benefits arising from the partial release of the valuation allowance on U.S. deferred tax assets.
Comparison of Fiscal Year Ended September 30, 2022 to Fiscal Year Ended October 1, 2021
Revenue. In fiscal year 2022, our revenue increased by $68.3 million, or 11.2%, to $675.2 million from $606.9 million for fiscal year 2021. Fiscal years 2022 and 2021 each consisted of 52 weeks.
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
Other income (expense), net. In fiscal year 2022, other income, net was $114.7 million, or 17.0% of our revenue, compared to other expense, net of $6.3 million, or 1.0% of our revenue, for fiscal year 2021. The increase in fiscal year 2022 is primarily due to the gain on sale of our equity method investment of $118.2 million. See Note 5 - Investments to our Consolidated Financial Statements included in this Annual Report for more information.

Provision for income taxes. In fiscal year 2022, income tax benefit was $196.8 million, or 29.2% of revenue, compared to an expense of $5.0 million, or 0.8% of revenue, for fiscal year 2021. The change in the provision is primarily due to the $202.8 million partial release of the valuation allowance on our domestic NOL and R&D tax credit carryforwards and other deferred taxes in our fiscal fourth quarter of 2022. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information. Further information on the significant judgments related to its release can be found above in “Critical Accounting Policies and Estimates.”
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
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 29, 2023 and September 30, 2022, respectively (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Cash and cash equivalents, beginning of period	$119,952	$156,537
Net cash provided by operating activities	166,917	176,982
Net cash used in investing activities	36,341	(182,861)
Net cash used in financing activities	(149,020)	(28,908)
Effect of exchange rates on cash balances	(238)	(1,798)
Cash and cash equivalents, end of period	$173,952	$119,952
Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2023 was $166.9 million and consisted of a net income of $91.6 million, plus adjustments to reconcile our net income to cash provided by operating activities of $103.1 million, and cash used by operating assets and liabilities of $27.8 million. Adjustments to reconcile our net income to cash provided by operating activities of $103.1 million primarily included depreciation and intangible amortization expense of $52.2 million, share-based compensation expense of $38.1 million and deferred income tax expense of $19.8 million, partially offset by $11.8 million in amortization on marketable securities. In addition, cash used by operating assets and liabilities was $27.8 million for fiscal year 2023, primarily driven by a decrease in accrued and other liabilities of $21.3 million, an increase in inventory of $10.6 million, a decrease in accounts payable of $6.7 million, partially offset by a decrease in accounts receivable of $12.3 million.
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
Cash Flow from Investing Activities:
Our cash flow from investing activities for fiscal year 2023 of $36.3 million consisted primarily of proceeds of $515.8 million related to the sale and maturities of short-term investments and proceeds from the sale of equipment of $8.0 million, partially offset by $375.1 million in purchases of short-term investments, $87.7 million for acquisitions, net of cash acquired and capital expenditures of $24.7 million. For additional information on the cash paid for our acquisitions, net of cash acquired, see Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report.
Our cash flow used in investing activities for fiscal year 2022 of $182.9 million consisted primarily of $528.8 million in purchases of short-term investments and capital expenditures of $26.5 million, partially offset by proceeds from the sale of our equity method investment of $127.8 million and proceeds of $244.6 million related to the sale and maturities of short-term investments. For additional information on the sale of our equity method investment, see Note 5 - Investments to our Consolidated Financial Statements included in this Annual Report.
Cash Flow from Financing Activities:

During fiscal year 2023, our cash used in financing activities of $149.0 million was primarily related to the $120.8 million payment of the total outstanding principal balance of our Term Loans (as defined in Note 15 - Debt), $32.6 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by $5.6 million of proceeds from employee stock purchases. For additional information on the payment of the total outstanding principal balance of our Term Loans, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
During fiscal year 2022, our cash used in financing activities of $28.9 million was primarily related to $36.0 million of repurchases of stock associated with employee tax withholdings on vested equity awards, partially offset by $8.1 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of September 29, 2023, we held $174.0 million of cash and cash equivalents, primarily deposited with financial institutions as well as $340.6 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 29, 2023, cash held by our indefinitely reinvested foreign subsidiaries was $16.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On August 2, 2023, we repaid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
We plan to use our remaining available cash and cash equivalents as well as our short-term investments for general corporate purposes, including working capital, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. On August 22, 2023, we announced the acquisition of Wolfspeed, Inc.’s RF business and in connection with the closing of the transaction we expect to pay $75.0 million, utilizing existing available cash, and also issue 711,528 shares during our fiscal first quarter of 2024. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able do so on favorable terms or at all.
As of September 29, 2023, we had no off-balance sheet arrangements.
The following is a summary of our significant contractual payment obligations for consolidated debt, purchase agreements, leases, financing obligations, other commitments and long-term liabilities as of September 29, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal Payments on Long-term Debt (1)	$450,000	$—	$450,000	$—	$—
Interest Payments on Long-term Debt (1)	2,813	1,125	1,688	—	—
Finance Lease Obligations (2)	61,121	3,322	5,463	5,472	46,864
Operating Lease Obligations (2)	34,725	8,727	12,053	8,898	5,047
Purchase Commitments (3)	103,462	72,516	10,447	3,481	17,018
Total Contractual Cash Obligations	$652,121	$85,690	$479,651	$17,851	$68,929
________________________________________________________________________________________________________
(1)Our 2026 Convertible Notes will mature in March 2026.
(2)Estimated future lease payments, see Note 17 - Leases to the Consolidated Financial Statements included in this Annual Report for additional information.
(3)We have purchase commitments of $69.6 million primarily related to services and inventory supply arrangements of which approximately $56.9 million that is non-cancelable. In addition, we have $25.5 million in fixed payments associated with a power purchase agreement that commenced in fiscal 2023 and has a remaining 14-year term. See Note 16- Financing Obligation for additional detail on the power purchase agreement. Remaining purchase commitment of $8.4 million relates to amounts payable for software over a two year period.
As of September 29, 2023, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk.

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a change in interest rates would not have a material impact on our financial position or results of operations. However, it could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
On August 2, 2023, we paid the total outstanding principal balance on our Term Loans. The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk. For additional information regarding our Term Loans and Convertible Notes, refer to Note 15 - Debt.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 29, 2023 and September 30, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended September 29, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of September 29, 2023, the Company has inventories of $136.3 million, net of excess quantities and obsolescence reserves.

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
November 13, 2023

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$173,952	$119,952
Short-term investments	340,574	466,580
Accounts receivable, net	91,253	101,551
Inventories	136,300	114,960
Prepaid and other current assets	19,114	10,040
Total current assets	761,193	813,083
Property and equipment, net	149,496	123,701
Goodwill	323,398	311,417
Intangible assets, net	66,994	51,254
Deferred income taxes	218,107	237,415
Other long-term assets	34,056	34,947
Total assets	$1,553,244	$1,571,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$1,162	$1,006
Accounts payable	24,966	30,733
Accrued liabilities	57,397	65,475
Total current liabilities	83,525	97,214
Finance lease obligations, less current portion	31,776	27,032
Financing obligation	9,307	9,544
Long-term debt	447,134	565,920
Other long-term liabilities	33,902	29,359
Total liabilities	605,644	729,069
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, 0.001 par value, 300,000 shares authorized; 71,013 and 70,022 shares issued and 70,990 and 69,999 shares outstanding as of September 29, 2023 and September 30, 2022, respectively	71	70
Treasury Stock, at cost, 23 shares as of both September 29, 2023 and September 30, 2022	(330)	(330)
Accumulated other comprehensive loss	(3,635)	(5,851)
Additional paid-in capital	1,214,203	1,203,145
Accumulated deficit	(262,709)	(354,286)
Total stockholders' equity	947,600	842,748
Total liabilities and stockholders' equity	$1,553,244	$1,571,817
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2023	2022	2021
Revenue	$648,407	$675,170	$606,920
Cost of revenue	262,610	268,989	265,065
Gross profit	385,797	406,181	341,855
Operating expenses:
Research and development	148,545	148,228	138,844
Selling, general and administrative	129,852	125,279	122,009
Total operating expenses	278,397	273,507	260,853
Income from operations	107,400	132,674	81,002
Other income (expense):
Warrant liability expense	—	—	(11,130)
Interest income	20,807	4,251	1,470
Interest expense	(12,384)	(8,551)	(22,063)
Other (expense) income, net	(665)	114,746	(6,334)
Total other income (expense), net	7,758	110,446	(38,057)
Income before income taxes	115,158	243,120	42,945
Income tax expense (benefit)	23,581	(196,835)	4,972
Net income	$91,577	$439,955	$37,973

Net income per share:
Income per share - basic	$1.29	$6.30	$0.55
Income per share - diluted	$1.28	$6.18	$0.54
Shares used:
Basic	70,801	69,783	68,449
Diluted	71,503	71,166	70,474
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Years
	2023	2022	2021
Net income	$91,577	$439,955	$37,973
Unrealized gain (loss) on short-term investments	3,644	(5,895)	(198)
Foreign currency translation loss	(1,428)	(4,106)	(661)
Other comprehensive income (loss)	2,216	(10,001)	(859)
Total comprehensive income	$93,793	$429,954	$37,114
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance as of October 2, 2020	66,921	$67	(23)	$(330)	$5,009	$1,135,127	$(839,727)	$300,146
Stock option exercises	120	—	—	—	—	1,985	—	1,985
Vesting of restricted common stock and units	1,285	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	166	—	—	—	—	4,796	—	4,796
Shares repurchased for tax withholdings on restricted stock awards	(473)	—	—	—	—	(23,436)	—	(23,436)
Share-based compensation	—	—	—	—	—	34,998	—	34,998
Other comprehensive loss, net of tax	—	—	—	—	(859)	—	—	(859)
Issuance of common stock for the cashless exercise of warrants	858	1	—	—	—	36,441	—	36,442
Equity component of convertible notes, net of deferred financing costs	—	—	—	—	—	79,690	—	79,690
Net income	—	—	—	—	—	—	37,973	37,973
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,355	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,364	—	5,364
Shares repurchased for tax withholdings on restricted stock awards	(521)	—	—	—	—	(36,003)	—	(36,003)
Share-based compensation	—	—	—	—	—	41,185	—	41,185
Other comprehensive loss, net of tax	—	—	—	—	(10,001)	—	—	(10,001)
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	439,955	439,955
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,408	1	—	—	—	—		1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,574	—	5,574
Shares repurchased for tax withholdings on restricted stock awards	(538)	—	—	—	—	(32,619)	—	(32,619)
Share-based compensation	—	—	—	—	—	38,103	—	38,103
Other comprehensive income, net of tax	—	—	—	—	2,216	—	—	2,216
Net income	—	—	—	—	—	—	91,577	91,577
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,577	$439,955	$37,973
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and intangible amortization	52,153	57,229	69,953
Share-based compensation	38,103	41,185	34,998
Warrant liability expense	—	—	11,130
Deferred financing costs amortization and write-offs	1,980	1,692	6,458
Accretion of discount on convertible notes	—	—	7,619
Deferred income taxes	19,798	(200,431)	2,520
Amortization on marketable securities, net	(11,780)	11	59
(Gain) loss on and impairment of equity investments, net	—	(114,908)	2,403
Other adjustments, net	2,852	(1,059)	1,225
Change in operating assets and liabilities:
Accounts receivable	12,253	(16,981)	(38,686)
Inventories	(10,570)	(32,261)	8,886
Prepaid expenses and other assets	(928)	5,567	(560)
Accounts payable	(6,730)	2,383	5,810
Accrued and other liabilities	(21,315)	(5,643)	(1,481)
Income taxes	(476)	243	105
Net cash provided by operating activities	166,917	176,982	148,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(87,692)	—	—
Proceeds from sale of equity method investment	—	127,750	—
Purchases of property and equipment	(24,699)	(26,513)	(17,954)
Proceeds from sale of property and equipment	8,005	23	284
Proceeds from sales and maturities of short-term investments	515,823	244,644	209,306
Purchases of short-term investments	(375,096)	(528,765)	(194,219)
Net cash provided by (used in) investing activities	36,341	(182,861)	(2,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	—	450,000
Payment of issuance costs in connection with convertible notes	—	—	(5,751)
Payments on long-term debt	(120,766)	—	(545,321)
Payments for finance leases and other	(1,209)	(957)	(1,368)
Proceeds from stock option exercises and employee stock purchases	5,574	8,052	6,781
Repurchase of common stock for tax withholdings on equity awards	(32,619)	(36,003)	(23,436)
Net cash used in financing activities	(149,020)	(28,908)	(119,095)
Foreign currency effect on cash	(238)	(1,798)	362
NET CHANGE IN CASH AND CASH EQUIVALENTS	54,000	(36,585)	27,096
CASH AND CASH EQUIVALENTS — Beginning of year	119,952	156,537	129,441
CASH AND CASH EQUIVALENTS — End of year	$173,952	$119,952	$156,537

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation —We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the consolidated financial statements, certain prior year balances have been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2023, 2022 and 2021 each included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter.
 Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets and liabilities, particularly inventory, intangible assets associated with business combinations, share-based compensation, revenue reserves and income taxes. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
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
Investments— Short-term investments: We classify our short-term investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value at period end. Unrealized gains and losses that are deemed to be unrelated to credit losses are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity.
A decline in the fair value of any debt security below cost that is deemed to be attributable to credit loss results in a charge to earnings and the corresponding establishment of an allowance for credit losses against the cost basis of the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in Other (expense) income, net in our Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of investments sold.
Other investments: We use the equity method to account for investments in companies if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our proportionate share of the net income

(loss) resulting from these investments are reported within the Other (expense) income, net line in our Consolidated Statements of Operations.
Our equity method investment was reported at cost and adjusted each period for our share of the investee’s income or loss and dividends paid, if any, as well as any changes attributable to the equity of the investee that would impact our ownership.
Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for as an equity security and reported in Other long-term assets in our Consolidated Balance Sheets. We have elected to measure our equity security, which does not have a readily determinable fair value and does not qualify for the practical expedient under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, at cost less any impairment. The investment is periodically evaluated for impairment. An impairment loss is recorded whenever there is a decline in value of an investment below its carrying amount that is determined to be other than temporary.
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

Business Combinations — Business combinations are accounted for under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment in determining the fair value of assets acquired and liabilities assumed, regarding expectations of future cash flows of the acquired business, and the allocation of those cash flows to the identifiable intangible assets. The determination of fair value is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the financial statements could be impaired.

Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses.
Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the fair value to the carrying value of the reporting unit. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their fair values. We performed our annual impairment tests of our goodwill and indefinite-lived intangible assets and the results of these tests indicated that our goodwill and indefinite-lived intangible assets were not impaired as of August 25, 2023 or August 26, 2022.
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
Other Intangible Assets—Our other intangible assets, including acquired technology, customer relationships and internal-use software, are definite-lived assets and are subject to amortization. We amortize definite-lived assets over their estimated useful lives, which range from two to fourteen years, generally based on the pattern over which we expect to receive the economic benefit from these assets.
Leases—We have operating leases for certain facilities, as well as manufacturing and office equipment. We have financing leases for our corporate headquarters, including our fabrication facility, and to a lesser extent, various manufacturing equipment. These leases expire at various dates through 2043, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
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
Revenue Recognition—Substantially all of our revenue is derived from sales of high-performance RF, microwave, millimeter wave and lightwave semiconductor solutions into three primary markets: I&D, Data Center and Telecom.
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
Periodically, we enter into non-product development and license contracts with certain customers. We generally recognize revenue from these contracts over-time as services are provided based on the terms of the contract. Non-product development and license revenue is not significant to our Revenue or Consolidated Statements of Operations for the periods presented. Revenue is deferred for amounts billed or received prior to delivery of the services. Certain contracts may contain multiple performance obligations for which we allocate revenue to each performance obligation based on the relative standalone selling price.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of September 29, 2023 and September 30, 2022.
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
Earnings Per Share—Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options, warrants, restricted stock units using the treasury stock method and convertible debt using the if-converted method.
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
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their fair value and classified as Level 1. U.S. Treasury securities consist of U.S. Treasury Notes and U.S. Treasury T-Bills that mature in less than 1 year and are classified as Level 1. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. Broker dealer bids or quotes on securities with similar characteristics may also be used. Our common stock warrants were classified as Level 3 due to unobservable inputs.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 29, 2023 and September 30, 2022. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements
Pronouncements for Adoption in Subsequent Periods
The Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset date of Topic 848, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2024. We did not adopt this standard in relation to our Credit Agreement (defined below), and, therefore, we do not expect this standard to have a material effect on our financial position or results of operations. For additional information regarding our Credit Agreement, refer to Note 15 - Debt.
3. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2023	2022	2021
Industrial & Defense	$317,128	$294,341	$280,221
Data Center	146,982	138,127	138,308
Telecom	184,297	242,702	188,391
Total	$648,407	$675,170	$606,920

	Fiscal Years
Revenue by Geographic Region	2023	2022	2021
United States	$313,353	$315,276	$277,850
China	129,875	175,978	165,931
Asia Pacific, excluding China (1)	90,673	107,112	93,572
Other Countries (2)	114,506	76,804	69,567
Total	$648,407	$675,170	$606,920
(1)Asia Pacific primarily represents Australia, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand
(2)No country or region represented greater than 10% of our total revenue as of the dates presented, other than the United States, China and the Asia Pacific region as presented above.
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
As of September 29, 2023, September 30, 2022 and October 1, 2021 our contract liabilities were $2.8 million, $3.9 million and $2.8 million, respectively. During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, we recognized net sales of $3.8 million, $1.6 million and $9.4 million, respectively, that were included in the contract liabilities balance at the beginning of the period. The decrease in contract liabilities during the fiscal year ended September 29, 2023 was primarily related to recognition of revenue for products and services provided.

4. ACQUISITIONS
Linearizer Technology, Inc.—On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including SSPAs, microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.6 million, subject to customary purchase price adjustments. We funded the Linearizer Acquisition with cash-on-hand. During the fiscal year ended September 29, 2023, we incurred acquisition-related transaction costs of approximately $2.1 million, which are included in selling, general and administrative expenses in our Consolidated Statement of Operations. There were no transaction costs for the fiscal year ended September 30, 2022 associated with this acquisition. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
The purchase price for the Linearizer Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported September 29, 2023

Current assets	$2,819
Inventory	8,907
Property and equipment	5,485
Intangible assets	29,600
Goodwill	12,332
Total assets acquired	59,143
Current liabilities	7,544
Total liabilities assumed	7,544
Purchase Price	$51,599
Intangible assets consist of customer relationships, technology and trade name with fair values of $20.7 million, $7.1 million and $1.8 million, respectively, and useful lives of 8.6 years, 7.6 years and 7.6 years, respectively. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. The intangible assets and goodwill acquired will be amortizable for tax purposes due to the Internal Revenue Code of 1986 (IRC) Section 338 election filed.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 29, 2023, the purchase price allocation for Linearizer remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, fixed assets, leases and contingencies.
During the fiscal year ended September 29, 2023, Linearizer contributed approximately $13.1 million of our total revenue. Consolidated net income for the the fiscal year ended September 29, 2023 was not materially impacted by the Linearizer Acquisition.
Consolidated estimated pro forma unaudited revenue for the the fiscal years ended September 29, 2023 and September 30, 2022, as if the Linearizer Acquisition had occurred on October 2, 2021, is $658.8 million and $701.1 million, respectively. Consolidated pro forma net income would not materially change from the reported results. Pro forma revenue was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition occurred on October 2, 2021, or of the results that may occur in the future.
MESC—On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency GaAs and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the fiscal year ended September 29, 2023 and September 30, 2022, we incurred acquisition-related transaction costs of approximately $2.8 million and $0.8 million, respectively, which are included in selling, general and administrative expense in our Consolidated Statement of Operations.

The purchase price for the MESC Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported September 29, 2023

Current assets	$297
Inventory	3,790
Property and equipment	30,538
Intangible assets	5,966
Total assets acquired	40,591
Current liabilities	3,734
Total liabilities assumed	3,734
Purchase Price	$36,857
As part of the acquisition, we assumed a lease agreement for the manufacturing facilities in France that gives us the option to purchase the real property for an immaterial price at the end of the lease term, in October 2024. We expect to exercise this bargain purchase option and have recorded a right-of-use-asset of $24.7 million in Property and equipment. The real property was valued using a market approach.
Intangible assets consist of customer relationships and technology of $1.1 million and $4.9 million, respectively, and both having useful lives of 8.3 years. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 29, 2023, the purchase price allocation for the MESC Acquisition remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, liabilities and contingencies. We did not recognize goodwill associated with this acquisition and there were no measurement period adjustments recognized during the quarter ended September 29, 2023.
Pro forma financial information for the fiscal year ended September 29, 2023 and September 30, 2022 and the actual results of operations for MESC since the acquisition date are not material to our consolidated financial statements for the periods presented.
RF Business of Wolfspeed, Inc.— On August 22, 2023, we entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with Wolfspeed, Inc. (“Wolfspeed”) to acquire certain assets and specified liabilities of their RF business (the “RF Business,” and the acquisition of the RF Business pursuant to the Purchase Agreement, the “RF Business Acquisition”). The RF Business includes a portfolio of GaN on Silicon Carbide (“SiC”) products used in high performance RF and microwave applications. The Transaction also includes the subsequent acquisition of a leasehold interest in a wafer fabrication facility in Research Triangle Park, North Carolina (the “RTP Fab”), and the transfer of operations of the RTP Fab approximately two years following the closing of the Transaction. Prior to this transfer of the operations of the RTP Fab to the Company, Wolfspeed will continue to operate the facility and supply wafer fabrications to us pursuant to a supply agreement to be entered into between the parties in connection with the closing of the RF Business Acquisition.
The purchase price for the RF Business Acquisition consists of $75.0 million payable in cash and 711,528 shares of our common stock, which was determined by dividing $50.0 million by the trailing average closing price of our common stock on Nasdaq on the thirty (30) trading days immediately preceding the date of the Purchase Agreement, which will be issued at the closing of the RF Business Acquisition but will be subject to restrictions on transfer until transfer of the RTP Fab to the Company is complete. We are not assuming any debt and intend to fund the cash purchase price for the RF Business Acquisition through cash-on-hand and the proposed transaction is expected to close in our fiscal first quarter of 2024, subject to regulatory approvals and the satisfaction of certain customary closing conditions.
During the fiscal year ended September 29, 2023, we incurred acquisition-related transaction costs of approximately $4.2 million, which are included in selling, general and administrative expenses in our Consolidated Statement of Operations.
5. INVESTMENTS
All short-term investments are invested in corporate bonds, commercial paper, and U.S. Treasury securities, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$145,234	$—	$(2,845)	$142,389
Commercial paper	176,405	—	(129)	176,276
U.S. Treasury securities	21,895	18	(4)	21,909
Total investments	$343,534	$18	$(2,978)	$340,574

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	146,163	5	(4,492)	141,676
Commercial paper	326,318	—	(1,414)	324,904
Total investments	$472,481	$5	$(5,906)	$466,580
The contractual maturities of available-for-sale investments were as follows (in thousands):

September 29, 2023
Less than 1 year	$265,591
Over 1 year	74,983
Total investments	$340,574
We have determined that the gross unrealized losses on available for sale securities at September 29, 2023 and September 30, 2022 are temporary in nature and/or do not relate to credit loss, therefore there is no expense for credit losses recorded in our Consolidated Statements of Operations. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. We review our investments to identify and evaluate investments that have indications of possible impairment due to credit loss. Factors considered in determining whether a loss is due to credit loss include the extent to which fair value has been less than the cost basis, adverse conditions, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade as of September 29, 2023.
During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, we received proceeds from sales and maturities of available-for-sale securities of $515.8 million, $244.6 million and $209.3 million, respectively. During the fiscal year ended September 29, 2023, there were no gross realized gains. During the fiscal years ended September 30, 2022 and October 1, 2021, gross realized gains were less than $0.1 million and $0.5 million, respectively. During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, gross realized losses were $0.2 million, $0.4 million and less than $0.1 million, respectively. Gross realized gains and losses were recorded within Other (expense) income, net in each period presented in our Consolidated Statement of Operations.
During the fiscal year ended September 29, 2023, September 30, 2022 and October 1, 2021, Interest income on cash equivalents and short-term investments was $20.8 million, $4.3 million and $1.5 million, respectively. During the fiscal year ended September 29, 2023, interest income consisted of $17.5 million from short-term investments and $3.3 million from cash and cash equivalents.
Other Investments — As of September 29, 2023 and September 30, 2022, we held a non-marketable equity investment classified as other long-term investments, which is an investment in a Series B preferred stock ownership of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under ASC 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. As of September 29, 2023 and September 30, 2022, the carrying value of this investment was $2.5 million.
On December 23, 2021, we sold our investment in a private company that was acquired in conjunction with our divestiture of the Compute business during our fiscal year 2018 to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As of December 23, 2021, the carrying value of this investment was approximately $9.5 million. As a result of this transaction, we recorded a gain of $118.2 million in Other (expense) income, net in our Consolidated Statements of Operations.

This investment’s carrying value was updated quarterly based on our proportionate share of the gains or losses, as well as any changes in the private company’s equity, utilizing the equity method. During fiscal years 2022 and 2021, we recorded $3.3 million and $2.4 million, respectively, of non-cash net losses associated with this equity method investment in Other (expense) income, net in our Consolidated Statements of Operations. The net loss amount for fiscal year 2021 includes a non-cash gain of $9.8 million, associated with changes in the private company’s equity.
6. FAIR VALUE
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 29, 2023 and September 30, 2022.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$111,388	$111,388	$—	$—
U.S. Treasury securities	21,910	21,910	—	—
Commercial paper	176,276	—	176,276	—
Corporate bonds	142,388	—	142,388	—
Total assets measured at fair value	$451,962	$133,298	$318,664	$—

	September 30, 2022
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$1,392	$1,392	$—	$—
Commercial paper	324,904	—	324,904	—
Corporate bonds	141,676	—	141,676	—
Total assets measured at fair value	$467,972	$1,392	$466,580	$—

7. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances, including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Years
	2023	2022	2021
Balance - beginning of year	$2,446	$2,795	$2,893
Provision, net	3,600	7,097	16,213
Charge-offs	(4,042)	(7,446)	(16,311)
Balance - end of year	$2,004	$2,446	$2,795
The balances at the end of fiscal years 2023, 2022 and 2021 are comprised primarily of compensation credits of $1.8 million, $2.1 million and $2.6 million, respectively.
The allowance for doubtful accounts is immaterial as of September 29, 2023, September 30, 2022 and October 1, 2021. We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified.

8. INVENTORIES
Inventories consist of the following (in thousands):

	September 29, 2023	September 30, 2022
Raw materials	$82,589	$72,595
Work-in-process	14,280	12,455
Finished goods	39,431	29,910
Total	$136,300	$114,960
9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	September 29, 2023	September 30, 2022
Construction in process	$10,256	$10,837
Machinery and equipment	238,037	227,844
Leasehold improvements	35,342	35,651
Furniture and fixtures	2,888	2,535
Computer equipment and software	18,824	18,347
Finance lease assets	64,126	34,417
Total property and equipment	369,473	329,631
Less accumulated depreciation and amortization	(219,977)	(205,930)
Property and equipment — net	$149,496	$123,701
Depreciation and amortization expense related to property and equipment for fiscal years 2023, 2022 and 2021 was $24.0 million, $23.8 million and $23.7 million, respectively. Accumulated amortization on finance lease assets as of September 29, 2023 and September 30, 2022 was $7.8 million and $5.8 million, respectively.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2023	2022	2021
Cost of revenue	$4,369	$7,839	$15,296
Selling, general and administrative	23,735	25,592	30,917
Total	$28,104	$33,431	$46,213
Intangible assets consist of the following (in thousands):

	September 29, 2023	September 30, 2022
Acquired technology	$191,369	$179,434
Customer relationships	267,621	245,870
Internal-use software	8,350	—
Trade name (1)	5,200	3,400
Total	472,540	428,704
Less accumulated amortization	(405,546)	(377,450)
Intangible assets — net	$66,994	$51,254
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.

As of September 29, 2023, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$23,525	12,263	7,103	6,547	4,656	9,500
Accumulated amortization for the acquired technology, customer relationships, and trade names was $179.6 million, $225.8 million, and $0.2 million, respectively, as of September 29, 2023. There was no accumulated amortization for software in fiscal year ended September 29, 2023. Accumulated amortization for the acquired technology and customer relationships was $175.2 million and $202.3 million, respectively, as of September 30, 2022. There was no accumulated amortization for trade names in fiscal year ended September 30, 2022.
The weighted-average amortization period for total intangible assets acquired during fiscal year 2023 is 7.1 years. The weighted-average amortization periods for acquired technology, customer relationships, internal-use software and trade names acquired during fiscal year 2023 are 7.9 years, 8.6 years, 2.0 years and 7.6 years, respectively.
A summary of the activity in intangible assets and goodwill follows (in thousands):

	Gross Intangible Assets
	Total Intangibles	Acquired Technology	Customer Relationships	Internal-Use Sofware	Trade Name	Total Goodwill
Balance as of October 1, 2021	$428,704	$179,434	$245,870	$—	$3,400	$314,240
Currency translation adjustments	—	—	—	—	—	(2,823)
Balance as of September 30, 2022	428,704	179,434	245,870	—	3,400	311,417
Acquired	43,916	12,001	21,765	8,350	1,800	12,332
Currency translation adjustments	(80)	(66)	(14)	—	—	(351)
Balance as of September 29, 2023	$472,540	$191,369	$267,621	$8,350	$5,200	$323,398

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 29, 2023	September 30, 2022
Compensation and benefits	$26,926	$34,856
Distribution costs	5,156	5,818
Current portion of operating leases	7,258	6,476
Product warranty	1,016	1,898
Deferred revenue	2,762	3,916
Professional fees	1,368	2,034
Other	12,911	10,477
Total accrued liabilities	$57,397	$65,475
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

Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2023	2022	2021
Balance — beginning of year	$1,898	$2,225	$1,858
Acquired	231	—	—
Provisions (benefit)	908	4,567	5,677
(Payments) direct charges	(2,021)	(4,894)	(5,310)
Balance — end of year	$1,016	$1,898	$2,225
13. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 (“401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, we contributed $2.7 million, $2.5 million and $2.3 million to our 401(k) Plan for calendar years 2023, 2022, and 2021, respectively.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to these plans are discretionary and vary per region. We expensed contributions of $1.7 million, $1.6 million and $1.3 million for fiscal years 2023, 2022 and 2021, respectively.
14. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of September 29, 2023 and September 30, 2022, the estimated costs for the removal of these assets that are recorded as asset retirement obligations in other long-term liabilities in our Consolidated Balance Sheets were $1.9 million and $1.9 million, respectively.
Purchase Commitments—As of September 29, 2023, we had outstanding non-cancelable purchase commitments of $56.9 million primarily for purchases of services and inventory supply arrangements. In addition, we have $25.5 million in remaining fixed payments associated with a power purchase agreement that commenced in fiscal 2023 and has a remaining 14-year term. See Note 16- Financing Obligation for additional detail on the power purchase agreement. We have $8.4 million in remaining amounts payable for software over a two year period.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material legal proceedings during the year ended September 29, 2023.
15. DEBT
The following represents the outstanding balances and effective interest rates (in thousands, except percentages):

	September 29, 2023		September 30, 2022
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
LIBOR plus 2.25% term loans due May 2024	$—	—%	$120,766	4.77%
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Total principal amount outstanding	450,000		570,766
Unamortized discount on term loans and deferred financing costs	(2,866)		(4,846)
Total long-term debt	$447,134		$565,920
Term Loans

We were party to a credit agreement dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
As of August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
The Credit Agreement consisted of term loans with an original principal amount of $700.0 million (“Term Loans”) that would have matured in May 2024. Interest was calculated as follows: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%; and (ii) for base rate loans, a rate per annum equal to the greater of (a) the prime rate quoted in the print edition of the Wall Street Journal, Money Rates Section, (b) the federal funds rate plus one-half of 1.00% and (c) the LIBOR rate applicable to a one-month interest period plus 1.00% (but, in each case, not less than 1.00%), plus an applicable margin of 1.25%. Effective July 1, 2023, the LIBOR rate was no longer published and our interest rate was calculated using synthetic USD LIBOR. The change to synthetic USD LIBOR did not require an amendment to the Credit Agreement.
The Term Loans were secured by a first priority lien on substantially all of our assets and provide that we must comply with certain financial and non-financial covenants.
We incurred $0.4 million in non-cash expense related to the extinguishment of debt that was recorded in Other (expense) income, net in our Consolidated Statement of Operations.
The fair value of the Term Loan was estimated to be approximately $120.2 million as of September 30, 2022 and was determined using Level 2 inputs, including a quoted price from a financial institution.
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
For fiscal years 2023, 2022 and 2021, total interest expense for the Term Loans was $6.9 million, $3.7 million and $9.2 million, respectively.
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
In connection with the adoption of ASU 2020-06, we reclassified $72.2 million, consisting of $73.1 million of principal and issuance costs of $0.9 million, previously allocated to the conversion feature, from additional paid-in capital to long-term debt in our Consolidated Balance Sheets as of October 2, 2021. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $7.5 million to accumulated deficit in our Consolidated Balance Sheets as of October 2, 2021, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.
For fiscal years 2023, 2022 and 2021 total interest expense for the 2026 Convertible Notes was $1.1 million, $1.1 million and $0.6 million, respectively.
The fair values of the 2026 Convertible Notes, including the conversion feature, were $512.5 million and $411.4 million as of September 29, 2023 and September 30, 2022, respectively, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of September 29, 2023; the full amount of $450.0 million is due in fiscal 2026.

16. FINANCING OBLIGATION
On July 17, 2020, we entered into a power purchase agreement, which includes installation of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. This system is expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during construction and operation. As of September 29, 2023 and September 30, 2022, the asset in Property and equipment, net was $8.9 million and $9.8 million, respectively, and the corresponding liability was $9.6 million and $9.8 million, respectively, classified primarily in Financing obligation on our Consolidated Balance Sheets. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of September 29, 2023, we have $25.5 million in remaining fixed payments over a remaining 14-year term, of which $15.9 million is included in our consolidated balance sheets.
As of September 29, 2023, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2024	$958
2025	982
2026	1,007
2027	1,031
2028	1,057
Thereafter	10,858
Total lease payments	$15,893
Less: interest	6,329
Present value of lease liabilities	$9,564
.
17. LEASES
Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	September 29, 2023	September 30, 2022	Consolidated Balance Sheets Classification
Assets:
Operating lease ROU assets	$25,572	$25,521	Other long-term assets
Finance lease assets	56,282	28,632	Property and equipment, net
Total lease assets	$81,854	$54,153
Liabilities:
Current:
Operating lease liabilities	$7,258	$6,476	Accrued liabilities
Finance lease liabilities	1,162	1,006	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	22,756	24,115	Other long-term liabilities
Finance lease liabilities	31,776	27,032	Finance lease obligations, less current portion
Total lease liabilities	$62,952	$58,629

The increase in finance lease assets is primarily related to the bargain purchase option fair valued at $24.7 million that was acquired with the MESC Acquisition. Refer to Note 4 - Acquisitions, for additional information.
The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	September 29, 2023	September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.1	5.6
Finance leases	19.6	15.5
Weighted-average discount rate:
Operating leases	5.6%	5.6%
Finance leases	6.7%	6.6%
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Finance lease cost:
Amortization of lease assets	$2,106	$2,032
Interest on lease liabilities	2,089	1,878
Total finance lease cost	$4,195	$3,910

Operating lease cost	$7,965	$8,415
Variable lease cost	$2,572	$3,524
Short-term lease cost	$25	$21
Sublease income	$1,340	$912

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,644	$9,427
Operating cash flows from finance leases	$2,089	$1,878
Financing cash flows from finance leases	$1,012	$957

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$6,758	$2,536
Financing lease assets obtained in exchange for new lease liabilities	$5,905	$—
As of September 29, 2023, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2024	$8,727	$3,322
2025	6,532	2,783
2026	5,521	2,680
2027	4,842	2,718
2028	4,056	2,754
Thereafter	5,047	46,864
Total lease payments	$34,725	$61,121
Less: interest	(4,711)	(28,183)
Present value of lease liabilities	$30,014	$32,938
18. STOCKHOLDERS’ EQUITY
We have authorized 10.0 million shares of $0.001 par value preferred stock and 300.0 million shares of $0.001 par value common stock as of September 29, 2023 and September 30, 2022. The outstanding shares of common stock as of September 30, 2022, presented in the accompanying Consolidated Statements of Stockholders’ Equity, exclude 2,768 unvested shares of restricted stock awards issued as compensation to employees that were subject to forfeiture.
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
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have four equity incentive plans: the 2012 Omnibus Incentive Plan, as amended (“2012 Plan”), the 2021 Omnibus Incentive Plan (“2021 Plan”), the 2012 Employee Stock Purchase Plan, as amended and restated (“2012 ESPP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”).
The 2021 Plan replaced the 2012 Plan and, following the adoption of the 2021 Plan on March 4, 2021, no additional awards have been or will be made under the 2012 Plan. We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARS”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARS must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted primarily vested based on certain market-based and performance-based criteria as described below and generally have a term of four to seven years. Certain of the share-based awards granted and outstanding as of September 29, 2023, are subject to accelerated vesting upon a sale of the Company or similar changes in control.
As of September 29, 2023, we had 4.5 million shares available for future issuance under the 2021 Plan and 1.3 million shares available for issuance under our 2021 ESPP.
Incentive Stock Units
Outside of the four equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
During fiscal years 2023, 2022 and 2021, the fair value of awards granted were $1.8 million, $1.8 million and $1.6 million, respectively. ISU awards were paid out at a fair value of $3.5 million, $4.0 million and $4.2 million for the fiscal years 2023, 2022 and 2021, respectively. As of September 29, 2023 and September 30, 2022, the fair value of outstanding awards was $5.0 million and $4.9 million, respectively, and the associated accrued compensation liability was $3.3 million and $3.6 million, respectively.
During fiscal years 2023, 2022 and 2021, we recorded an expense for these ISU awards of $3.4 million, $1.1 million and $5.8 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the 2021 ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. In fiscal years 2023 and 2022, 120,774 and 121,697 shares of common stock were issued under the 2021 ESPP, respectively. In fiscal year 2021, 166,275 shares of common stock were issued under the 2012 ESPP.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2023	2022	2021
Cost of revenue	$4,325	$4,038	$3,298
Research and development	14,808	14,940	13,332
Selling, general and administrative	18,970	22,207	18,368
Total	$38,103	$41,185	$34,998
As of September 29, 2023, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $54.2 million, which we expect to recognize over a weighted-average period of 1.8 years. As of September 29, 2023, total unrecognized compensation cost related to the 2021 ESPP was $0.3 million.
Restricted Stock Awards and Units
A summary of RSU, PRSU and RSA activity for fiscal year 2023 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - September 30, 2022	1,872	$40.44
Granted	808	63.53
Performance-based adjustment (1)	311	27.13
Vested	(1,408)	28.33
Forfeited, canceled or expired	(82)	51.25
Issued and unvested - September 29, 2023	1,501	$60.90
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during 2023 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.

The total fair value of restricted stock awards and units vested was $85.5 million, $92.9 million and $64.1 million for the fiscal years 2023, 2022 and 2021, respectively. RSUs granted generally vest over a period of three or four years.
Performance-Based Equity Incentives
In addition to RSUs, we issue PRSUs with specific performance vesting criteria. These PRSUs have both a service and performance-based vesting condition and awards are typically divided into three equal tranches and vest based on achieving certain adjusted earnings per share growth metrics. The service condition requires participants to be employed in November following the performance period in which the performance condition was met, when the Company's annual financial performance is announced to the financial markets. Depending on the actual performance achieved, a participant may earn between 0% to 300% of the targeted shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges. During fiscal year 2023, we granted 73,425 PRSUs, at a weighted average grant date fair value of $56.15 per share, and none were forfeited. During fiscal year 2023, the performance condition for 105,317 target shares issued in prior years were earned at 300%, and therefore 315,951 shares vested in November 2022 when the service condition was achieved. As of September 29, 2023, the total amount of PRSU awards that could ultimately vest if all performance criteria are achieved would be 419,847 shares assuming a maximum of 300% of the targeted shares.
Market-based PRSUs
During fiscal years 2023 and 2022, we granted 173,904 and 161,349 market-based PRSUs , respectively, at a weighted-average grant date fair values of $80.37 and $89.82 per share, respectively, and none were forfeited. No market-based PRSUs were granted during fiscal year 2021. Recipients may earn between 0% and 200% of the target number of shares based on the Company's achievement of total stockholder return in comparison to a peer group of companies in the Nasdaq composite index over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company's common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The weighted-average assumptions used to value the awards are as follows:

	Fiscal Year	Fiscal Year
	2023	2022
Shares granted	173,904	161,349
Weighted-average grant date fair value	$80.37	$89.82
Assumptions:
Weighted-average grant date stock price	$56.65	$66.12
Weighted-average stock price at the start of the performance period	$54.12	$64.11
Weighted-average risk free interest rate	4.2%	0.8%
Weighted-average years to maturity	2.90	3.00
Weighted-average expected volatility rate	51.8%	57.8%
Weighted-average expected dividend yield	—	—
During fiscal year 2023, the market-based performance condition for 200,000 target shares issued in a prior year were earned at 150%, and therefore 300,000 shares vested in November 2022 when the service condition was achieved. As of September 29, 2023, the total amount of market-based PRSU awards that could ultimately vest if all performance criteria are achieved would be 660,382 shares assuming a maximum of 200% of the targeted shares.
Stock Options
As of September 29, 2023 and September 30, 2022, there were 15,000 stock options outstanding with a weighted-average exercise price per share of $16.06. As of September 29, 2023, the weighted-average remaining contractual term was 2.10 years and the aggregate intrinsic value was $1.0 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on September 29, 2023 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $11.0 million and $5.3 million for fiscal years 2022 and 2021, respectively. There were no options exercised during the fiscal year ended September 29, 2023.
There were no stock options granted for fiscal years 2023, 2022 and 2021.
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
20. INCOME TAXES
The domestic and foreign income from operations before taxes were as follows (in thousands):

	Fiscal Years
	2023	2022	2021
United States	$82,297	$215,140	$15,984
Foreign	32,861	27,980	26,961
Income from operations before income taxes	$115,158	$243,120	$42,945
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2023	2022	2021
Current:
Federal	$80	$72	$32
State	781	644	73
Foreign	2,570	2,890	2,403
Current provision	3,431	3,606	2,508
Deferred:
Federal	30,608	34,616	9,596
State	(405)	285	(2,379)
Foreign	1,998	2,211	3,177
Change in valuation allowance	(12,051)	(237,553)	(7,930)
Deferred provision (benefit)	20,150	(200,441)	2,464
Total provision (benefit)	$23,581	$(196,835)	$4,972
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. In the fiscal fourth quarter of 2023, based upon an increase in our estimated future taxable income, we reduced our partial valuation allowance by $12.1 million, primarily related to California NOL and tax credit carryforwards resulting in a benefit to income taxes. In the fiscal fourth quarter of 2022, we reassessed our valuation allowances and considered positive evidence including significant cumulative consolidated and U.S. income over the three years ended September 30, 2022, continued revenue growth combined with profitability and expectations regarding financial forecasts, and negative evidence, including the uncertainty posed by the current economic and geopolitical environment and the global supply chain. After assessing the evidence, we released the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets as of September 30, 2022, resulting in a benefit from income taxes of $202.8 million.
We had a $18.7 million valuation allowance as of September 29, 2023, on deferred tax assets whose recovery is not considered more likely than not. The major components are partial valuation allowances of $11.3 million and $6.9 million related to U.S. state NOL carryforwards and Canadian tax credits, respectively. The $30.7 million of valuation allowance as of September 30, 2022, relates to U.S. state NOL carryforwards and Canadian tax credits of $23.1 million and $7.2 million, respectively.

Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Benefit from income taxes attributable to valuation allowances	(10.6)	(97.5)	(19.4)
Global intangible low taxed income	15.7	2.5	17.0
Research and development credits	(4.8)	(3.7)	(8.3)
Warrant liability	—	—	5.4
Foreign rate differential	(2.8)	(1.6)	(5.0)
Share-based compensation	(1.3)	(1.1)	(5.0)
Provision to return adjustments	0.8	(0.5)	2.7
State taxes net of federal benefit	2.2	0.6	2.0
Other permanent differences	0.3	(0.7)	1.2
Effective income tax rate	20.5%	(81.0)%	11.6%

For fiscal years 2023, 2022 and 2021, the effective tax rates on $115.2 million, $243.1 million and $42.9 million, respectively, of pre-tax income from continuing operations were 20.5%, (81.0)% and 11.6%, respectively. The effective income tax rates for fiscal years 2023, 2022 and 2021 were impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits and the inclusion of Global Intangible Low Taxed Income.
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
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 29, 2023	September 30, 2022
Deferred tax assets:
Net operating loss and credit carryforward	$178,743	$231,763
Intangible assets	24,786	23,173
Section 174 R&D Cost Capitalization	19,706	—
Accrued expenses	19,442	19,098
Lease obligations	13,931	13,144
Minority equity investments	594	582
Gross deferred tax asset	257,202	287,760
Less valuation allowance	(18,653)	(30,704)
Deferred tax asset, net of valuation allowance	$238,549	$257,056

Deferred tax liabilities:
Convertible notes	$—	$(112)
Right of use lease asset	(14,663)	(14,191)
Property and equipment	(5,779)	(5,338)
Deferred tax liabilities	(20,442)	(19,641)
Net deferred tax asset	$218,107	$237,415

As of September 29, 2023, we had $388.6 million of gross federal NOL carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2038 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is indefinite but the loss utilization will be limited to 80% of taxable income. The reported NOL carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, which applies to an ownership change as defined under Section 382.
IRC Section 174 R&D amortization rules, amended as part of the Tax Cuts and Jobs Act of 2017, require capitalization and amortization of all R&D costs incurred in tax years beginning after December 31, 2021. This change was effective for the Company beginning in fiscal year 2023. Capitalized costs relating to R&D performed within the U.S. are to be amortized over five years. Costs relating to R&D performed outside the U.S. are to be amortized over 15 years. As of September 29, 2023, the deferred tax asset related to IRC Section 174 was $19.7 million.
As of September 29, 2023, we had $33.9 million tax-effected state NOL carryforwards which will expire starting in fiscal year 2029 through fiscal year 2041, offset by a partial valuation allowance of $11.3 million. As of September 29, 2023, we had federal R&D tax credit carryforwards of $38.3 million and state R&D tax credit carryforwards of $22.4 million. Federal and state credits will expire starting in fiscal year 2024 through fiscal year 2043. California R&D tax credit carryforwards of $15.7 million have an indefinite life.
The liability for unrecognized tax benefits was $0.3 million as of September 29, 2023, September 30, 2022, and October 1, 2021, respectively. During the fiscal year ending October 1, 2021, we reported a reduction of $0.3 million in unrecognized tax benefits due to closure of the related audit periods. During the fiscal years ending September 29, 2023 and September 30, 2022, we reported no change in unrecognized tax benefits.
A summary of the fiscal tax years that remain subject to examination, as of September 29, 2023, for the Company’s significant tax jurisdictions are:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal	Fiscal Year 2019 - forward
United States—various states	Fiscal Year 2018 - forward
Ireland	Fiscal Year 2018 - forward
We are no longer subject to federal income tax examinations for fiscal years before 2019, except to the extent of loss and tax credit carryforwards from those years.
21. RELATED-PARTY TRANSACTIONS
On March 3, 2023, in conjunction with the Linearizer Acquisition, we entered into a seven-year lease agreement with an entity that is majority-owned by certain former Linearizer employees, which is deemed to be a related-party agreement. The average annual base rent payments are $0.4 million. During the fiscal year ended September 29, 2023, we made lease-related payments of $0.5 million.

22. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Fiscal Years
	2023	2022	2021
Numerator:
Net income attributable to common stockholders	$91,577	$439,955	$37,973
Denominator:
Weighted average common shares outstanding-basic	70,801	69,783	68,449
Dilutive effect of equity awards	702	1,383	2,025
Weighted average common shares outstanding-diluted	71,503	71,166	70,474

Net income per common share- basic	$1.29	$6.30	$0.55
Net income per common share-diluted	$1.28	$6.18	$0.54
Through November 2020, we had warrants outstanding which were measured at fair value. When calculating earnings per share we are required to adjust for the dilutive effect of outstanding common stock equivalents, including adjustment to the numerator for the dilutive effect of contracts that must be settled in common stock, including warrants. During fiscal year 2021, we excluded the effects of the warrants and the respective 87,494 potential shares of common stock issuable upon exercise of warrants as the inclusion would be anti-dilutive. The 2026 Convertible Notes did not have an impact on diluted earnings per share for fiscal years 2023, 2022 and 2021.
23. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the periods presented (in thousands):

	Fiscal Years
	2023	2022	2021
Cash paid for interest	$10,780	$6,739	$11,836
Cash paid for income taxes	$2,870	$2,194	$1,621
Non-cash activities:
Non-cash capital expenditures	$363	$1,000	$9,398
Purchase of internal-use software	$8,350	$—	$—
Issuance of common stock for the cashless exercise of warrants	$—	$—	$36,442
During fiscal year 2022 and fiscal year 2021, we capitalized $0.9 million and $8.9 million, respectively, of non-cash costs to property and equipment associated with construction of a power generator that are paid by our service provider and is included in non-cash capital expenditures above. See Note 16- Financing Obligation.
Purchase of internal-use software relates to a commitment to purchase and pay for software over a two year period.
For additional information on the issuance of common stock for the cashless exercise of warrants, see Note 18- Stockholders’ Equity.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - October 1, 2021	$4,127	$23	$4,150
Foreign currency translation loss, net of tax	(4,106)	—	(4,106)
Unrealized loss on short-term investments, net of tax	—	(5,895)	(5,895)
Balance - September 30, 2022	21	(5,872)	(5,851)
Foreign currency translation loss, net of tax	(1,428)	—	(1,428)
Unrealized gain on short-term investments, net of tax	—	3,644	3,644
Balance - September 29, 2023	$(1,407)	$(2,228)	$(3,635)
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
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	September 29, 2023	September 30, 2022
Net Property and Equipment by Geographic Region
United States	$111,865	$108,569
France	31,142	775
Other Countries (1)	6,489	14,357
Total	$149,496	$123,701

(1) Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2023	2022	2021
Customer A	—	—%	11%
Customer A did not represent more than 10% of revenue in fiscal year ended 2023 or 2022. Customer A did not represent more than 10% of accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. In fiscal years 2023, 2022 and 2021, our top ten customers represented an aggregate of 48%, 48% and 49% of total revenue, respectively.
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
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2023. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 29, 2023, our internal control over financial reporting is effective based on those criteria.
Consistent with published SEC guidance, our management excluded the business acquisitions completed during fiscal year 2023, including the acquired businesses from Linearizer Technology, Inc. and OMMIC S.A.S., from its assessment of the effectiveness of internal control over financial reporting as of September 29, 2023. Total assets and total revenue of the acquired businesses collectively represent 3.8% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for fiscal year ended September 29, 2023.
The effectiveness of our internal control over financial reporting as of September 29, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting the acquired businesses from Linearizer Technology, Inc. and OMMIC S.A.S. for the year ended September 29, 2023. We are in the process of integrating the internal control procedures from these businesses into our internal control structure.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 29, 2023, of the Company and our report dated November 13, 2023 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the acquired businesses from Linearizer Technology, Inc., and OMMIC S.A.S., which were acquired on March 3, 2023 and May 31, 2023 respectively, and whose financial statements constitute total assets and total revenue of 3.8% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for fiscal year ended September 29, 2023. Accordingly, our audit did not include the internal control over financial reporting of the acquired businesses from Linearizer Technology, Inc. or OMMIC S.A.S.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
November 13, 2023

ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal year 2023. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the fourth quarter of fiscal year 2023.

Name and Title	Action	Date	Expiration of Plan (2)	Potential Number of Shares to be Sold (1)
Stephen Daly President and Chief Executive Officer	Adoption	August 29, 2023	December 31, 2024	Sale of up to 100,000 shares
John Kober Senior Vice President and Chief Financial Officer	Adoption	August 25, 2023	November 15, 2024	Sale of up to 49,715 shares
Dr. Douglas Carlson Senior Vice President, Technology	Adoption	August 30, 2023	August 30, 2024	Sale of up to 12,668 shares
Robert Dennehy Senior Vice President, Operations	Adoption	August 30, 2023	August 30, 2024	Sale of up to 11,789 shares
Donghyun Thomas Hwang Senior Vice President, Global Sales	Adoption	August 25, 2023	July 31, 2025	Sale of up to 95,461 shares
Ambra Roth Senior Vice President, General Counsel, Human Resources and Secretary	Adoption	August 28, 2023	August 28, 2024	Sale of up to 9,647 shares
Wayne Struble Senior Vice President, Advanced Semiconductor Technology	Adoption	August 31, 2023	August 31, 2024	Sale of up to 1,019 shares
(1) Represents the gross number of shares subject to the Rule 10b5-1 plan, excluding the potential effect of shares withheld for taxes. Amounts may include shares to be earned as performance-based restricted stock unit awards (“PRSUs”) and are presented at their target amounts. The actual number of PRSUs earned following the end of the applicable performance period, if any, will depend on the relative attainment of the performance metrics.
(2) Date of plan termination or such earlier date upon which all transactions are completed or expire without execution.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2023.
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
ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2023.
Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2021 Omnibus Incentive Plan (the “2021 Plan”) and our 2021 Employee Stock Purchase Plan. We also maintain our 2012 Omnibus Incentive Plan (the “2012 Plan”) and our 2012 Employee Stock Purchase Plan, however, no additional awards may be issued under these plans. Each of our aforementioned plans were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of September 29, 2023 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	15,000	$16.06	5,792,015
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	15,000	$16.06	5,792,015

(1) Does not include 1,500,737 unvested shares outstanding as of September 29, 2023 in the form of restricted stock awards or restricted stock units under the 2021 Plan and 2012 Plan, which do not require the payment of any consideration by the recipients.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 29, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 29, 2023 and September 30, 2022
Consolidated Statements of Operations for the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
Consolidated Statements of Cash Flows for the Fiscal Years Ended September 29, 2023, September 30, 2022 and October 1, 2021
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

2.4
Asset Purchase Agreement, by and between MACOM Technology Solutions Holdings, Inc. and Wolfspeed, Inc., dated August 22, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 29, 2023).

3.1	Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023.
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 2, 2016).
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175934) filed on November 23, 2011).
4.2	Form of Common Stock Purchase Warrant issued on December 21, 2010 (incorporated by reference to Exhibit 4.3 our Registration Statement on Form S-1 (File No. 333-175934) filed on August 1, 2011).
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
10.32*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on November 14, 2022).

10.33*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 29, 2021).

10.34*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on November 14, 2022).

10.35*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.36*
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on December 21, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023.

19.1	MACOM Technology Solutions Holdings, Inc. Insider Trading Policy, dated as of July 18, 2018.
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 29, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 29, 2023, formatted in Inline XBRL and included as Exhibit 101.
*	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2023.

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