Form 10-Q
period 2023-12-29
MACOM Technology Solutions Holdings, Inc.
filed 2024-02-01
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2024, there were 72,067,141 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 29, 2023	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$163,586	$173,952
Short-term investments	299,705	340,574
Accounts receivable, net	101,075	91,253
Inventories	159,501	136,300
Prepaid and other current assets	21,084	19,114
Total current assets	744,951	761,193
Property and equipment, net	184,278	149,496
Goodwill	322,489	323,398
Intangible assets, net	119,527	66,994
Deferred income taxes	217,463	218,107
Other long-term assets	62,094	34,056
Total assets	$1,650,802	$1,553,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$1,052	$1,162
Accounts payable	27,137	24,966
Accrued liabilities	74,680	57,397
Total current liabilities	102,869	83,525
Finance lease obligations, less current portion	31,624	31,776
Financing obligation	9,232	9,307
Long-term debt	447,421	447,134
Other long-term liabilities	35,565	33,902
Total liabilities	626,711	605,644
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	72	71
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive loss	(396)	(3,635)
Additional paid-in capital	1,274,928	1,214,203
Accumulated deficit	(250,183)	(262,709)
Total stockholders’ equity	1,024,091	947,600
Total liabilities and stockholders' equity	$1,650,802	$1,553,244
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$157,148	$180,104
Cost of revenue	69,838	69,749
Gross profit	87,310	110,355
Operating expenses:
Research and development	39,413	38,832
Selling, general and administrative	36,887	32,940
Total operating expenses	76,300	71,772
Income from operations	11,010	38,583
Other income (expense):
Interest income	5,556	3,684
Interest expense	(1,290)	(3,082)
Other expense, net	—	(55)
Total other income	4,266	547
Income before income taxes	15,276	39,130
Income tax expense	2,750	9,611
Net income	$12,526	$29,519

Net income per share:
Income per share - Basic	$0.18	$0.42
Income per share - Diluted	$0.17	$0.41
Weighted average shares used:
Basic	71,425	70,481
Diluted	72,286	71,374
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	December 29, 2023	December 30, 2022
Net income	$12,526	$29,519
Unrealized gain on short term investments, net of tax	1,295	2,547
Foreign currency translation gain, net of tax	1,944	737
Other comprehensive income, net of tax	3,239	3,284
Total comprehensive income	$15,765	$32,803
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended December 29, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	459	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	59	—	—	—	—	2,769	—	2,769
Shares repurchased for tax withholdings on restricted stock awards	(160)	—	—	—	—	(11,552)	—	(11,552)
Share-based compensation	—	—	—	—	—	8,657	—	8,657
Issuance of common stock as consideration for acquisition	712	1	—	—	—	60,771	—	60,772
Other comprehensive income, net of tax	—	—	—	—	3,239	—	—	3,239
Net income	—	—	—	—	—	—	12,526	12,526
Balance as of December 29, 2023	72,088	$72	(23)	$(330)	$(396)	$1,274,928	$(250,183)	$1,024,091

See notes to condensed consolidated financial statements.

	Three Months Ended December 30, 2022
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,126	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	2,320	—	2,320
Shares repurchased for tax withholdings on equity awards	(443)	—	—	—	—	(26,375)	—	(26,375)
Share-based compensation	—	—	—	—	—	11,047	—	11,047
Other comprehensive income, net of tax	—	—	—	—	3,284	—	—	3,284
Net income	—	—	—	—	—	—	29,519	29,519
Balance as of December 30, 2022	70,757	$71	(23)	$(330)	$(2,567)	$1,190,137	$(324,767)	$862,544

See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	December 29, 2023	December 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,526	$29,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	14,289	12,855
Share-based compensation	8,657	11,047
Deferred income taxes	294	9,067
Other adjustments, net	(1,755)	(381)
Change in operating assets and liabilities:
Accounts receivable	(12,180)	(10,489)
Inventories	1,555	(6,375)
Prepaid expenses and other assets	(510)	(556)
Accounts payable	2,122	3,689
Accrued and other liabilities	6,612	(10,349)
Income taxes	1,489	246
Net cash provided by operating activities	33,099	38,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business	(75,000)	—
Purchases of property and equipment	(4,652)	(9,616)
Proceeds from sales and maturities of short-term investments	100,265	146,966
Purchases of short-term investments	(55,387)	(145,300)
Net cash used in investing activities	(34,774)	(7,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(349)	(278)
Proceeds from stock option exercises and employee stock purchases	2,848	2,320
Repurchase of common stock - tax withholdings on equity awards	(11,552)	(26,375)
Net cash used in financing activities	(9,053)	(24,333)
Foreign currency effect on cash	362	213
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,366)	6,203
CASH AND CASH EQUIVALENTS — Beginning of period	173,952	119,952
CASH AND CASH EQUIVALENTS — End of period	$163,586	$126,155

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the RF Business Acquisition (See Note 3 - Acquisitions)	$60,772	$—
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
The condensed consolidated balance sheet as of September 29, 2023 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 29, 2023 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2023 filed with the SEC on November 13, 2023 (the “2023 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K.
Principles of Consolidation, Basis of Presentation and Reclassification—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the condensed consolidated financial statements, Interest income has been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2024 and 2023 each include 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter.
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2023 Annual Report on Form 10-K.
Pronouncements for Adoption in Subsequent Periods
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detail information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU should be applied on a retrospective basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the potential effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue by Market:
Industrial & Defense	$76,998	$77,169
Data Center	49,512	41,485
Telecom	30,638	61,450
Total	$157,148	$180,104

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue by Geographic Region:
United States	$69,645	$88,589
China	36,348	41,156
Asia Pacific, excluding China (1)	14,008	21,534
Cayman Islands	18,600	11,092
Other Countries (2)	18,547	17,733
Total	$157,148	$180,104
(1)Asia Pacific primarily represents Australia, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand.
(2)No country or region represented greater than 10% of our total revenue as of the dates presented, other than the United States, China, Asia Pacific region and Cayman Islands as presented above.
Revenue by geographic region is aggregated by customer billing address.
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
The following table presents the changes in contract liabilities during the three months ended December 29, 2023 (in thousands, except percentage):

	December 29, 2023	September 29, 2023	$ Change	% Change
Contract liabilities	$5,604	$2,762	$2,842	103%
During the three months ended December 29, 2023, we recognized sales of $2.4 million that were included in the contract liabilities balance as of the beginning of the period. The increase in contract liabilities during the three months ended December 29, 2023 was primarily related to invoicing prior to when our customers obtain control of such products and or services.
3. ACQUISITIONS
RF Business of Wolfspeed, Inc.— On December 2, 2023, we completed the acquisition of certain assets and specified liabilities of the radio frequency (“RF”) business of Wolfspeed, Inc. (“Wolfspeed”) (the “RF Business,”), which was accounted for as a business combination (the “RF Business Acquisition”). The RF Business includes a portfolio of gallium nitride (“GaN”) on Silicon Carbide (“SiC”) products used in high-performance RF and microwave applications. In connection with the RF Business Acquisition, we expect to assume control of a wafer fabrication facility in Research Triangle Park, North Carolina (the “RTP Fab”) approximately two years following the closing of the RF Business Acquisition (the “RTP Fab Transfer”). Prior to the RTP Fab Transfer, Wolfspeed will continue to operate the facility and supply wafer product and other fabrication services to us pursuant to various agreements entered into between the parties concurrently with the closing of the RF Business Acquisition.
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash, subject to customary purchase price adjustments and 711,528 shares of our common stock, with a fair value of $60.8 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition are subject to restrictions on the sale of shares until transfer of the RTP Fab to the Company is complete. In addition, if the RTP Fab has not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, Wolfspeed will forfeit 25% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the three months ended December 29, 2023, we incurred acquisition-related transaction costs of approximately $7.1 million, which are included in selling, general and administrative expense. We did not incur acquisition-related transaction costs associated with the RF Business Acquisition during the three months ended December 30, 2022.
The following table summarizes the preliminary estimate of the purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported December 29, 2023

Cash purchase consideration		$75,000
Number of shares of MACOM common stock issued at closing	711,528
MACOM closing stock price on acquisition date	$85.41
Equity purchase consideration		60,772
Total purchase consideration		$135,772

The purchase price for the RF Business Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported December 29, 2023

Current assets	$160
Inventory	23,574
Property and equipment	35,415
Intangible assets	60,000
Prepayment for net assets associated with the RTP Fab Transfer	19,450
Other non-current assets	6,735
Total assets acquired	145,334
Current liabilities	6,474
Long-term liabilities	3,088
Total liabilities assumed	9,562
Purchase Price	$135,772

Intangible assets consist of technology, customer relationships, a favorable contract and backlog with fair values of $22.0 million, $21.5 million, $15.0 million and $1.5 million, respectively, and useful lives of 4.8 years, 8.8 years, 2.0 years and 0.8 years, respectively. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of technology, customer relationships, the favorable contract and backlog. We valued technology by using the relief-from-royalty method, customer relationships and backlog by using the multi-period excess earnings method, and the favorable contract by using the discounted cash flow method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, operating margin, and discount rates. We used the cost and market approaches to determine the fair value of our property and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.
The prepayment of $19.5 million for the net assets associated with the RTP Fab Transfer, classified in Other long-term assets in our condensed consolidated balance sheet, relates to the estimated future fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $14.1 million for property and equipment at the RTP Fab Transfer date.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 29, 2023, the purchase price allocation for the RF Business remains open as we gather additional information regarding the fair value of consideration transferred, the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, the prepayment for the assets and liabilities to be conveyed with the RTP Fab Transfer and contingencies.
The RF Business has been included in our consolidated financial statements since the date of acquisition. During the fiscal quarter ended December 29, 2023, the RF Business contributed approximately $6.2 million of our total revenue. The net income associated with the RF Business did not materially impact our consolidated net income for the quarter ended December 29, 2023.
Consolidated estimated pro forma unaudited revenue for the fiscal quarters ended December 29, 2023 and December 30, 2022, as if the RF Business Acquisition had occurred on October 1, 2022, is $184.0 million and $222.4 million, respectively. Consolidated pro forma net loss for the fiscal quarters ended December 29, 2023 and December 30, 2022, as if the RF Business Acquisition had occurred on October 1, 2022, is $13.9 million and $31.3 million, respectively. Pro forma revenue and net loss was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net loss includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the three months ended December 29, 2023 was adjusted to exclude transaction costs of $15.5 million incurred during the quarter and pro forma earnings for the three months ended December 30, 2022 was adjusted to include $41.8 million of transaction costs incurred associated with the RF Business Acquisition.
MESC— On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency gallium arsenide (“GaAs”) and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the three months ended December 29, 2023 and December 30, 2022, we incurred acquisition-related transaction costs of approximately $0.3 million and $0.8 million, respectively, which are included in selling, general and administrative expense.
The purchase price for the MESC Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported December 29, 2023

Current assets	$297
Inventory	3,790
Property and equipment	30,538
Intangible assets	5,966
Total assets acquired	40,591
Current liabilities	3,734
Total liabilities assumed	3,734
Purchase Price	$36,857
As part of the acquisition, we assumed a lease agreement for the manufacturing facilities in France that provides us with the option to purchase the real property for an immaterial price at the end of the lease term, in October 2024. We expect to exercise this bargain purchase option and have recorded a right-of-use-asset of $24.7 million in Property and equipment. The real property was valued using a market approach.
Intangible assets consist of technology and customer relationships of $4.9 million and $1.1 million, respectively, and both having useful lives of 8.3 years. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 29, 2023, the purchase price allocation for the MESC Acquisition remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, liabilities and contingencies. We did not recognize goodwill associated with this acquisition and there were no measurement period adjustments recognized during the quarter ended December 29, 2023.
Linearizer Technology, Inc.— On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including SSPAs, microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.6 million, subject to customary purchase price adjustments. We funded the Linearizer Acquisition with cash-on-hand. During the three months ended December 29, 2023, we incurred acquisition-related transaction costs of approximately less than $0.1 million which are included in selling, general and administrative expense. There were no transaction costs for the three months ended December 30, 2022. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
The purchase price for the Linearizer Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At Acquisition Date as Reported September 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported December 29, 2023

Current assets	$2,819	$—	$2,819
Inventory	8,907	1,407	10,314
Property and equipment	5,485	—	5,485
Intangible assets	29,600	—	29,600
Goodwill	12,332	(1,407)	10,925
Total assets acquired	59,143	—	59,143
Current liabilities	7,544	—	7,544
Total liabilities assumed	7,544	—	7,544
Purchase Price	$51,599	$—	$51,599

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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). During the three months ended December 29, 2023, we increased the fair value of inventory by $1.4 million with an offsetting reduction to Goodwill. As of December 29, 2023, the purchase price allocation for Linearizer remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of contingencies.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds, commercial paper, and U.S. Treasury securities and are classified as available-for-sale. These certificates of deposit, corporate bonds, commercial paper and U.S. Treasury securities are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	December 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$10,980	$3	$—	$10,983
Corporate bonds	157,136	85	(1,392)	155,829
Commercial paper	100,987	16	(19)	100,984
U.S. Treasury securities	31,864	107	(62)	31,909
Total short-term investments	$300,967	$211	$(1,473)	$299,705

	September 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$145,234	$—	$(2,845)	$142,389
Commercial paper	176,405	—	(129)	176,276
U.S. Treasury securities	21,895	18	(4)	21,909
Total short-term investments	$343,534	$18	$(2,978)	$340,574

The contractual maturities of available-for-sale investments were as follows (in thousands):

	December 29, 2023	September 29, 2023
Less than one year	$235,965	$265,591
Over one year	63,740	74,983
Total available-for-sale investments	$299,705	$340,574

We have determined that the gross unrealized losses on available for sale securities as of December 29, 2023 and September 29, 2023 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Other Investments—As of December 29, 2023, we held a non-marketable equity investment in Series B preferred stock of a privately held manufacturing corporation with preferred liquidation rights over other equity shares. As the equity securities do not have a readily determinable fair value and do not qualify for the practical expedient under Accounting Standards Codification 820, Fair Value Measurement, we have elected to account for this investment at cost less any impairment. We evaluate this investment for impairment at each balance sheet date. As of December 29, 2023 and September 29, 2023, the carrying value of this investment was $2.5 million and it was classified as a long-term investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 29, 2023.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	December 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$80,852	$80,852	$—	$—
U.S. Treasury securities	31,909	31,909	—	—
Certificates of deposit	10,983	10,983	—	—
Commercial paper	100,984	—	100,984	—
Corporate bonds	155,829	—	155,829	—
Total assets measured at fair value	$380,557	$123,744	$256,813	$—

	September 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$111,388	$111,388	$—	$—
U.S. Treasury securities	21,910	21,910	—	—
Commercial paper	176,276	—	176,276	—
Corporate bonds	142,388	—	142,388	—
Total assets measured at fair value	$451,962	$133,298	$318,664	$—
6. INVENTORIES
Inventories consist of the following (in thousands):

	December 29, 2023	September 29, 2023
Raw materials	$100,294	$82,589
Work-in-process	14,250	14,280
Finished goods	44,957	39,431
Total inventory, net	$159,501	$136,300

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 29, 2023	September 29, 2023
Construction in process	$12,908	$10,256
Machinery and equipment	272,513	238,037
Leasehold improvements	37,317	35,342
Furniture and fixtures	3,067	2,888
Computer equipment and software	19,617	18,824
Finance lease assets	65,522	64,126
Total property and equipment	410,944	369,473
Less accumulated depreciation and amortization	(226,666)	(219,977)
Property and equipment, net	$184,278	$149,496
Depreciation and amortization expense related to property and equipment for the three months ended December 29, 2023 and December 30, 2022 was $6.5 million and $6.0 million, respectively. Accumulated amortization on finance lease assets as of December 29, 2023 and September 29, 2023 was $8.4 million and $7.8 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cost of revenue	$1,942	$910
Research and development	1,044	—
Selling, general and administrative	4,798	5,903
Total	$7,784	$6,813
A summary of the activity in gross intangible assets as of December 29, 2023 and September 29, 2023 is as follows (in thousands):

	December 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$213,646	$(180,685)	$32,961
Backlog	1,500	(129)	1,371
Customer relationships	289,181	(230,435)	58,746
Favorable contract	15,000	(831)	14,169
Internal-use software	8,350	(1,044)	7,306
Trade name (1)	5,200	(226)	4,974
Balance as of December 29, 2023 (2)	$532,877	$(413,350)	$119,527

	September 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$191,369	$(179,558)	$11,811
Customer relationships	267,621	(225,827)	41,794
Internal-use software	8,350	—	8,350
Trade name (1)	5,200	(161)	5,039
Balance as of September 29, 2023 (2)	$472,540	$(405,546)	$66,994
(1)     Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts were affected by foreign currency translation.
As of December 29, 2023, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2024 Remaining	2025	2026	2027	2028	Thereafter	Total
Amortization expense	$32,372	26,595	15,170	12,787	9,919	19,284	$116,127
A summary of the changes in goodwill as of December 29, 2023 and September 29, 2023 is as follows (in thousands):

December 29, 2023
Balance as of September 29, 2023	$323,398
Acquired (1)	(1,407)
Foreign currency translation adjustment	498
Balance as of December 29, 2023	$322,489
(1)     The reduction of $1.4 million to goodwill is related to a measurement period adjustment for the Linearizer Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of December 29, 2023 and September 29, 2023, (in thousands, except percentages):

	December 29, 2023		September 29, 2023
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Unamortized discount on deferred financing costs	(2,579)		(2,866)
Total long-term debt, less current portion	$447,421		$447,134
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
For the three months ended December 29, 2023 and December 30, 2022, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.3 million, respectively.
The fair value of our 2026 Convertible Notes was $556.2 million and $512.5 million as of December 29, 2023 and September 29, 2023, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of December 29, 2023; the full amount of $450.0 million is due in fiscal year 2026.
Term Loans
As of December 30, 2022, we were party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
On August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
There was no interest expense for the Term Loans for the three months ended December 29, 2023. For the three months ended December 30, 2022, total interest expense for the Term Loans was $1.8 million.

10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of December 29, 2023 and September 29, 2023, the net book value of the systems in Property and equipment, net was $8.7 million and $8.9 million, respectively, and the corresponding liability was $9.5 million and $9.6 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The initial financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of December 29, 2023 and September 29, 2023, we have $25.3 million and $25.5 million, respectively, in remaining fixed payments over a 14-year term associated with the power purchase agreement, of which $15.7 million and $15.9 million, respectively, is included in our consolidated balance sheets on a discounted basis.
As of December 29, 2023, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2024	$718
2025	982
2026	1,007
2027	1,031
2028	1,057
Thereafter	10,857
Total payments	$15,652
Less: interest	6,152
Present value of liabilities	$9,500
11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended
	December 29, 2023	December 30, 2022
Numerator:
Net income attributable to common stockholders	$12,526	$29,519
Denominator:
Weighted average common shares outstanding-basic	71,425	70,481
Dilutive effect of convertible debt, stock options, restricted stock and restricted stock units	861	893
Weighted average common shares outstanding-diluted	72,286	71,374

Net income to common stockholders per share-Basic:	$0.18	$0.42
Net income to common stockholders per share-Diluted:	$0.17	$0.41
The table above includes the dilutive effect of 7,404 potential common shares for the 2026 Convertible Notes for the three months ended December 29, 2023. The 2026 Convertible Notes did not have an impact on diluted net income per share for the three months ended December 30, 2022.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three months ended December 29, 2023.

13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of December 29, 2023.
Stock Plans
As of December 29, 2023, we had 3.9 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.2 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of December 29, 2023 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of December 29, 2023 and September 29, 2023, the fair value of outstanding ISUs was $6.0 million and $5.0 million, respectively, and the associated accrued compensation liability was $2.3 million and $3.3 million, respectively. During the three months ended December 29, 2023 and December 30, 2022, we recorded expense for ISU awards of $0.5 million and $1.3 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cost of revenue	$1,270	$1,150
Research and development	2,765	4,232
Selling, general and administrative	4,622	5,665
Total share-based compensation expense	$8,657	$11,047
As of December 29, 2023, the total unrecognized compensation costs related to RSUs and PRSUs was $93.2 million, which we expect to recognize over a weighted-average period of 2.3 years. As of December 29, 2023, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.9 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of stock award activity for the three months ended December 29, 2023 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 29, 2023	1,501	$60.90
Granted	692	78.22
Performance-based adjustment (1)	62	35.43
Vested and released	(459)	48.46
Forfeited, canceled or expired	(87)	65.05
Balance as of December 29, 2023	1,709	$70.12
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the three months ended December 29, 2023 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the three months ended December 29, 2023 and December 30, 2022 had combined fair values of $33.3 million and $66.8 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 132,247 market-based PRSUs during the three months ended December 29, 2023, at a weighted average grant date fair value of $88.88 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Three Months Ended
December 29, 2023
Grant date stock price	$73.01
Average stock price at the start of the performance period	$79.43
Risk free interest rate	4.6%
Years to maturity	2.9
Expected volatility rate	41.7%
Expected dividend yield	—
Stock Options
As of December 29, 2023 and September 29, 2023 there were 10,000 and 15,000 stock options outstanding, respectively, with a weighted-average exercise price per share of $16.06. As of December 29, 2023, the weighted-average remaining contractual term was 1.85 years and the aggregate intrinsic value was $0.8 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on December 29, 2023 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the three months ended December 29, 2023 was $0.3 million. There were no options exercised during the three months ended December 30, 2022.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	December 29, 2023	December 30, 2022
Income tax expense	$2,750	$9,611
Effective income tax rate	18.0%	24.6%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 29, 2023 was primarily driven by favorable stock based compensation and research and development (“R&D”) tax credits, partially offset by foreign withholding taxes and global intangible low taxed income (“GILTI”). The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 30, 2022 was primarily driven by tax on GILTI and non-deductible compensation, partially offset by R&D tax credits.
During the three months ended December 29, 2023, we changed our position on having earnings permanently reinvested for one of our entities in India to no longer having its earnings permanently reinvested. The result of this change in position required us to record a foreign withholding tax expense of $1.0 million associated with undistributed earnings during the three months ended December 29, 2023.
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
There were no unrecognized tax benefits as of December 29, 2023 and September 29, 2023. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended December 29, 2023, we did not make any accrual or payment of interest or penalties.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cash paid for interest	$722	$2,258
Cash paid for income taxes	$923	$297
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$6,321	$1,305
Additions to property and equipment, net included in liabilities	$379	$1,364
Operating lease right-of-use assets obtained in exchange for new lease liabilities includes $5.6 million operating lease right-of-use assets acquired as part of the RF Business Acquisition. For additional information on the RF Business Acquisition, see Note 3 - Acquisitions.
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	December 29, 2023	September 29, 2023
United States	$131,486	$111,865
France	32,995	31,142
Other Countries (1)	19,797	6,489
Total	$184,278	$149,496
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	December 29, 2023	December 30, 2022
Customer A	13%	—

Accounts Receivable	December 29, 2023	September 29, 2023
Customer B	14%	—
Customer C	12%	—

Customer Concentration
Customer A did not represent more than 10% of our revenue in the three months ended December 30, 2022. Customer B and Customer C did not represent more than 10% of our revenue in the three months ended December 29, 2023 and December 30, 2022, respectively. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended December 29, 2023 and December 30, 2022, our top ten customers represented 57% and 52%, respectively, of total revenue.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on November 13, 2023 (the “2023 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings through the Linearizer Acquisition, the MESC Acquisition and the RF Business Acquisition, industry trends, the potential impacts of COVID-19 on our future operations and results, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including GaAs, GaN, indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (“RF”) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed optical module customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G satellite communications and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others.
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
We expect our revenue in the Telecom market to be driven by 5G deployments, with continued upgrades and expansion of communications equipment, satellite communications networks and increasing adoption of our high-performance RF, millimeter wave, optical and photonic components.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2023 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$157,148	$180,104
Cost of revenue (1)	69,838	69,749
Gross profit	87,310	110,355
Operating expenses:
Research and development (1)	39,413	38,832
Selling, general and administrative (1) (2)	36,887	32,940
Total operating expenses	76,300	71,772
Income from operations	11,010	38,583
Other income (expense):
Interest income	5,556	3,684
Interest expense	(1,290)	(3,082)
Other expense, net	—	(55)
Total other income	4,266	547
Income before income taxes	15,276	39,130
Income tax expense	2,750	9,611
Net income	$12,526	$29,519
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
(a) Intangible amortization expense:
Cost of revenue	$1,942	$910
Research and development	1,044	—
Selling, general and administrative	4,798	5,903
(b) Share-based compensation expense:
Cost of revenue	$1,270	$1,150
Research and development	2,765	4,232
Selling, general and administrative	4,622	5,665

(2) The three months ended December 29, 2023 and December 30, 2022 include $8.4 million and $0.8 million, respectively, of acquisition-related professional fee and other expense.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	100.0%	100.0%
Cost of revenue	44.4	38.7
Gross profit	55.6	61.3
Operating expenses:
Research and development	25.1	21.6
Selling, general and administrative	23.5	18.3
Total operating expenses	48.6	39.9
Income from operations	7.0	21.4
Other income (expense):
Interest income	3.5	2.0
Interest expense	(0.8)	(1.7)
Other expense, net	—	—
Total other income	2.7	0.3
Income before income taxes	9.7	21.7
Income tax expense	1.7	5.3
Net income	8.0%	16.4%
Comparison of the Three Months Ended December 29, 2023 to the Three Months Ended December 30, 2022
Revenue. Our revenue decreased by $23.0 million, or 12.7%, to $157.1 million for the three months ended December 29, 2023, from $180.1 million for the three months ended December 30, 2022. The decrease in revenue in the three months ended December 29, 2023 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	December 29, 2023	December 30, 2022	% Change
Industrial & Defense	$76,998	$77,169	(0.2)%
Data Center	49,512	41,485	19.3%
Telecom	30,638	61,450	(50.1)%
Total	$157,148	$180,104	(12.7)%

Industrial & Defense	49.0%	42.9%
Data Center	31.5%	23.0%
Telecom	19.5%	34.1%
Total	100.0%	100.0%

In the three months ended December 29, 2023, our I&D market revenue decreased by $0.2 million, or 0.2%, compared to the three months ended December 30, 2022. The decrease in the three months ended December 29, 2023 was primarily driven by lower sales of legacy products for industrial markets, partially offset by incremental revenue from recent acquisitions and an increase in defense program shipments.
In the three months ended December 29, 2023, our Data Center market revenue increased by $8.0 million, or 19.3%, compared to the three months ended December 30, 2022. The increase in the three months ended December 29, 2023 was primarily driven by an increase in sales of 400G and 800G high-performance analog Data Center products, partially offset by a decrease in sales of our legacy connectivity products.
In the three months ended December 29, 2023, our Telecom market revenue decreased by $30.8 million, or 50.1%, compared to the three months ended December 30, 2022. The decrease for the three months ended December 29, 2023 was primarily driven by a decrease in sales of carrier-based optical semiconductor products, a decrease in sales of RF and microwave products for broadband access and a decrease in sales of legacy products, partially offset by incremental revenue from recent acquisitions.
We continue to be negatively impacted by the current macroeconomic conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets.
Gross profit. Gross margin was 55.6% and 61.3% for the three months ended December 29, 2023 and December 30, 2022, respectively. Gross profit was $87.3 million and $110.4 million for the three months ended December 29, 2023 and December 30, 2022, respectively. Gross profit decreased for the three months ended December 29, 2023 as compared to the three months ended December 30, 2022 primarily as a result of lower sales, increases in employee headcount associated with acquisitions, higher intangible asset amortization and depreciation expense, partially offset by decreases in production supplies.
Research and development. Research and development expense increased by $0.6 million, or 1.5%, to $39.4 million, or 25.1% of our revenue, for the three months ended December 29, 2023, compared to $38.8 million, or 21.6% of our revenue, for the three months ended December 30, 2022. Research and development expense increased in the three months ended December 29, 2023 primarily as a result of increases in employee headcount due to acquisitions, design software costs and supplies expense, partially offset primarily by decreases in development foundry costs and share-based compensation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $3.9 million, or 12.0%, to $36.9 million, or 23.5% of our revenue, for the three months ended December 29, 2023, compared to $32.9 million, or 18.3% of our revenue, for the three months ended December 30, 2022. Selling, general and administrative expense increased in the three months ended December 29, 2023 primarily due to an increase in acquisition-related costs and employee headcount due to acquisitions, partially offset primarily by lower intangible amortization and share-based compensation expense.
Interest income. In the three months ended December 29, 2023, interest income was $5.6 million, compared to $3.7 million for the three months ended December 30, 2022. The increase for the three months ended December 29, 2023 is primarily due to the general increase in interest rates on both our short-term investments and our money market balances.
Interest expense. In the three months ended December 29, 2023, interest expense was $1.3 million, compared to $3.1 million for the three months ended December 30, 2022. The decrease for the three months ended December 29, 2023 is primarily due to the August 2023 payment of the total outstanding principal balance of the Term Loans.
Provision for income taxes. In the three months ended December 29, 2023, income tax expense was $2.8 million, compared to $9.6 million for the three months ended December 30, 2022. In the three months ended December 29, 2023, the effective income tax rate was 18.0%, compared to 24.6% for the three months ended December 30, 2022. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 29, 2023 was primarily driven by favorable stock based compensation and R&D tax credits, partially offset by foreign withholding taxes and GILTI. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 30, 2022, was primarily driven by tax on GILTI and non-deductible compensation, partially offset by R&D tax credits. Our estimated annual effective tax rate for the year ending September 27, 2024 is expected to be approximately 23%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cash and cash equivalents, beginning of period	$173,952	$119,952
Net cash provided by operating activities	33,099	38,273
Net cash used in investing activities	(34,774)	(7,950)
Net cash used in financing activities	(9,053)	(24,333)
Foreign currency effect on cash	362	213
Cash and cash equivalents, end of period	$163,586	$126,155
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended December 29, 2023 of $33.1 million consisted of a net income of $12.5 million plus adjustments of $21.5 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $0.9 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $14.3 million and share-based compensation expense of $8.7 million. In addition, cash used in operating assets and liabilities was $0.9 million for the three months ended December 29, 2023, primarily driven by an increase in accounts receivables of $12.2 million, partially offset by an increase of $6.6 million in accrued and other liabilities, an increase of $2.1 million in accounts payable and a decrease in inventories of $1.6 million.
Our cash flow from operating activities for the three months ended December 30, 2022 of $38.3 million consisted of a net income of $29.5 million plus adjustments of $32.6 million, to reconcile our net income to cash provided by operating activities less cash used in operating assets and liabilities of $23.8 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $12.9 million, share-based compensation expense of $11.0 million, and deferred income tax expense of $9.1 million. In addition, cash used in operating assets and liabilities was $23.8 million for the three months ended December 30, 2022, primarily driven by an increase in accounts receivable of $10.5 million, an increase in inventories of $6.4 million and a decrease of $10.3 million in accrued and other liabilities, partially offset by an increase in accounts payable of $3.7 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the three months ended December 29, 2023 of $34.8 million consisted primarily of $75.0 million for acquisitions, capital expenditures of $4.7 million and purchases of $55.4 million of short-term investments, offset by proceeds of $100.3 million for the sale and maturity of short-term investments. For additional information on the cash paid for our acquisitions, see Note 3 - Acquisitions to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our cash flow used in investing activities for the three months ended December 30, 2022 of $8.0 million consisted primarily of purchases of $145.3 million of short-term investments and capital expenditures of $9.6 million, offset by proceeds of $147.0 million for the sale and maturity of short-term investments.
Cash Flow from Financing Activities
During the three months ended December 29, 2023, our cash used in financing activities of $9.1 million was primarily related to $11.6 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $2.8 million of proceeds from stock option exercises and employee stock purchases.
During the three months ended December 30, 2022, our cash used in financing activities of $24.3 million was primarily related to $26.4 million of repurchases of common stock associated with employee tax withholdings on vested equity awards, partially offset by $2.3 million of proceeds from employee stock purchases.

Liquidity
As of December 29, 2023, we held $163.6 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $299.7 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of December 29, 2023, cash held by our indefinitely reinvested foreign subsidiaries was $7.3 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
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
As of December 29, 2023, we had no off-balance sheet arrangements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 29, 2023.

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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended December 29, 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2023-October 27, 2023	105,456	$72.04	—	—
October 28, 2023-November 24, 2023	52,590	73.44	—	—
November 25, 2023-December 29, 2023	1,006	92.89	—	—
Total	159,052	$72.63	—	—
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

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended December 29, 2023. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended December 29, 2023.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold
Charles Bland Director	Adoption	November 13, 2023	February 14, 2025	Sale of up to 10,000 shares
(1)     Date of plan termination or such earlier date upon which all transactions are completed or expire without execution.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on November 13, 2023).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
10.1*	MACOM Technology Solutions Holdings, Inc. Policy for Recoupment of Incentive Compensation, dated as of October 2, 2023.
19.1	MACOM Technology Solutions Holdings, Inc. Insider Trading Policy, dated as of January 17, 2024.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 29, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended December 29, 2023, formatted in Inline XBRL and included as Exhibit 101.
*	Management compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 1, 2024	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 1, 2024	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)