Form 10-Q
period 2024-03-29
MACOM Technology Solutions Holdings, Inc.
filed 2024-05-02
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, there were 72,106,577 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 29, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$114,990	$173,952
Short-term investments	361,423	340,574
Accounts receivable, net	120,222	91,253
Inventories	177,806	136,300
Prepaid and other current assets	23,997	19,114
Total current assets	798,438	761,193
Property and equipment, net	180,229	149,496
Goodwill	330,373	323,398
Intangible assets, net	93,013	66,994
Deferred income taxes	214,061	218,107
Other long-term assets	60,274	34,056
Total assets	$1,676,388	$1,553,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$948	$1,162
Accounts payable	44,341	24,966
Accrued liabilities	63,564	57,397
Total current liabilities	108,853	83,525
Finance lease obligations, less current portion	31,427	31,776
Financing obligation	9,156	9,307
Long-term debt	447,707	447,134
Other long-term liabilities	33,632	33,902
Total liabilities	630,775	605,644
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	72	71
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive loss	(1,935)	(3,635)
Additional paid-in capital	1,283,009	1,214,203
Accumulated deficit	(235,203)	(262,709)
Total stockholders’ equity	1,045,613	947,600
Total liabilities and stockholders' equity	$1,676,388	$1,553,244
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$181,234	$169,406	$338,382	$349,510
Cost of revenue	86,022	66,716	155,860	136,465
Gross profit	95,212	102,690	182,522	213,045
Operating expenses:
Research and development	45,621	35,537	85,034	74,369
Selling, general and administrative	34,184	31,249	71,071	64,189
Total operating expenses	79,805	66,786	156,105	138,558
Income from operations	15,407	35,904	26,417	74,487
Other income (expense):
Interest income	5,366	5,064	10,921	8,749
Interest expense	(1,285)	(3,430)	(2,574)	(6,513)
Other expense, net	—	(123)	—	(178)
Total other income	4,081	1,511	8,347	2,058
Income before income taxes	19,488	37,415	34,764	76,545
Income tax expense	4,508	11,660	7,258	21,271
Net income	$14,980	$25,755	$27,506	$55,274

Net income per share:
Income per share - Basic	$0.21	$0.36	$0.38	$0.78
Income per share - Diluted	$0.20	$0.36	$0.38	$0.77
Weighted average shares used:
Basic	72,076	70,799	71,750	70,640
Diluted	73,272	71,402	72,779	71,388
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income	$14,980	$25,755	$27,506	$55,274
Unrealized (loss) gain on short term investments, net of tax	(291)	833	1,004	3,380
Foreign currency translation (loss) gain, net of tax	(1,248)	301	696	1,038
Other comprehensive (loss) income, net of tax	(1,539)	1,134	1,700	4,418
Total comprehensive income	$13,441	$26,889	$29,206	$59,692
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended March 29, 2024
					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 29, 2023	72,088	$72	(23)	$(330)	$(396)	$1,274,928	$(250,183)	$1,024,091
Vesting of restricted common stock and units	43	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(11)	—	—	—	—	(970)	—	(970)
Share-based compensation	—	—	—	—	—	12,090	—	12,090
Issuance of common stock as consideration for acquisition	—	—	—	—	—	(3,039)	—	(3,039)
Other comprehensive loss, net of tax	—	—	—	—	(1,539)	—	—	(1,539)
Net income	—	—	—	—	—	—	14,980	14,980
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613

	Six Months Ended March 29, 2024
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	502	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	59	—	—	—	—	2,769	—	2,769
Shares withheld for taxes on equity awards	(171)	—	—	—	—	(12,522)	—	(12,522)
Share-based compensation	—	—	—	—	—	20,747	—	20,747
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	1,700	—	—	1,700
Net income	—	—	—	—	—	—	27,506	27,506
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613
See notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	70,757	$71	(23)	$(330)	$(2,567)	$1,190,137	$(324,767)	$862,544
Vesting of restricted common stock and units	212	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(72)	—	—	—	—	(4,878)	—	(4,878)
Share-based compensation	—	—	—	—	—	9,460	—	9,460
Other comprehensive income, net of tax	—	—	—	—	1,134	—	—	1,134
Net income	—	—	—	—	—	—	25,755	25,755
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015

	Six Months Ended March 31, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,338	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	2,320	—	2,320
Shares withheld for taxes on equity awards	(515)	—	—	—	—	(31,253)	—	(31,253)
Share-based compensation	—	—	—	—	—	20,507	—	20,507
Other comprehensive income, net of tax	—	—	—	—	4,418	—	—	4,418
Net income	—	—	—	—	—	—	55,274	55,274
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	March 29, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,506	$55,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	31,486	25,365
Share-based compensation	20,747	20,507
Deferred income taxes	3,706	20,233
Other adjustments, net	(1,497)	(2,784)
Change in operating assets and liabilities:
Accounts receivable	(31,327)	(18,316)
Inventories	(12,325)	(8,236)
Prepaid expenses and other assets	(3,955)	(2,857)
Accounts payable	19,240	(253)
Accrued and other liabilities	(2,301)	(17,471)
Income taxes	22	(715)
Net cash provided by operating activities	51,302	70,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(74,813)	(50,835)
Purchases of property and equipment	(9,782)	(15,614)
Proceeds from sale of property and equipment	—	8,000
Proceeds from sales and maturities of short-term investments	215,112	261,634
Purchases of short-term investments	(230,590)	(228,157)
Net cash used in investing activities	(100,073)	(24,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(703)	(591)
Proceeds from stock option exercises and employee stock purchases	2,849	2,320
Common stock withheld for taxes on employee equity awards	(12,522)	(31,253)
Net cash used in financing activities	(10,376)	(29,524)
Foreign currency effect on cash	185	370
NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,962)	16,621
CASH AND CASH EQUIVALENTS — Beginning of period	173,952	119,952
CASH AND CASH EQUIVALENTS — End of period	$114,990	$136,573

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the RF Business Acquisition (See Note 3 - Acquisitions)	$57,733	$—
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2023 Annual Report on Form 10-K.
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends Account Standards Codification Topic 820, Fair Value Measurement (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We elected to early adopt ASU 2022-03 on September 30, 2023, and applied the amendment in measuring consideration transferred in the RF Business Acquisition (as defined in Note 3 - Acquisitions). As a result, we have not applied a discount for lack of marketability related to the RF Business Acquisition stockholder restrictions set forth in the asset purchase agreement (discussed in Note 3 - Acquisitions). However, the fair value of the shares was discounted for lack of marketability due to the unregistered shares being transferred and legally restricted from being sold. See Note 3 - Acquisitions for additional information.

Pronouncements for Adoption in Subsequent Periods
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU should be applied on a retrospective basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue by Market:
Industrial & Defense	$90,887	$77,194	$167,885	$154,363
Data Center	43,147	38,324	92,659	79,810
Telecom	47,200	53,888	77,838	115,337
Total	$181,234	$169,406	$338,382	$349,510

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue by Geographic Region:
United States	$80,161	$82,835	$149,806	$171,423
China	46,190	33,325	82,538	74,481
Asia Pacific, excluding China (1)	26,663	28,008	40,671	49,542
Other Countries (2)	28,220	25,238	65,367	54,064
Total	$181,234	$169,406	$338,382	$349,510
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

The following table presents the changes in contract liabilities during the six months ended March 29, 2024 (in thousands, except percentage):

	March 29, 2024	September 29, 2023	$ Change	% Change
Contract liabilities	$5,214	$2,762	$2,452	89%
During the three and six months ended March 29, 2024, we recognized sales of $0.1 million and $2.5 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The increase in contract liabilities during the six months ended March 29, 2024 was primarily related to invoicing prior to when our customers obtain control of such products and or services.
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
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash, subject to customary purchase price adjustments, and 711,528 shares of our common stock, with a fair value of $57.7 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition are subject to restrictions on the sale of shares until transfer of the RTP Fab to the Company is complete. In addition, if the RTP Fab has not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, Wolfspeed will forfeit 25% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the three and six months ended March 29, 2024, we incurred acquisition-related transaction costs of approximately $0.3 million and $7.4 million, respectively, which are included in selling, general and administrative expense. During the three and six months ended March 31, 2023, we incurred acquisition-related transaction costs of approximately less than $0.1 million, which are included in selling, general and administrative expense.
The following table summarizes the preliminary estimate of the purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported March 29, 2024

Cash purchase consideration		$75,000	$—	$75,000
Number of shares of MACOM common stock issued at closing	711,528
Fair value of shares issued	$81.14
Equity purchase consideration		60,772	(3,039)	57,733
Total purchase consideration		$135,772	$(3,039)	$132,733

During the six months ended March 29, 2024, we reduced the fair value of our common stock issued at the closing of the RF Business Acquisition by $3.0 million, representing the discount for lack of marketability as the shares were unregistered.
The purchase price for the RF Business Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported March 29, 2024

Current assets	$160	$(121)	$39
Inventory	23,574	6,358	29,932
Property and equipment	35,415	—	35,415
Intangible assets	60,000	(17,000)	43,000
Prepayment for net assets associated with the RTP Fab Transfer	19,450	500	19,950
Other non-current assets	6,735	(1,101)	5,634
Goodwill	—	8,584	8,584
Total assets acquired	145,334	(2,780)	142,554
Current liabilities	6,474	159	6,633
Long-term liabilities	3,088	100	3,188
Total liabilities assumed	9,562	259	9,821
Purchase Price	$135,772	$(3,039)	$132,733

Intangible assets consist of technology, a favorable contract and customer relationships with fair values of $21.5 million, $14.5 million and $7.0 million, respectively, and useful lives of 4.8 years, 2.0 years and 8.8 years, respectively. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of technology, customer relationships and the favorable contract. We valued technology by using the relief-from-royalty method, customer relationships by using the multi-period excess earnings method and the favorable contract by using the discounted cash flow method. We valued backlog using the multi-period excess earnings method and determined that the value for backlog is zero. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, operating margin and discount rates. We used the cost and market approaches to determine the fair value of our property and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. During the three months ended March 29, 2024, based on additional information, we updated inputs and assumptions used to calculate the fair value of certain assets and liabilities, primarily resulting in a decrease to the fair value of intangible assets of $17.0 million, an increase to the fair value of inventory of $6.4 million, with an offsetting increase to Goodwill. Due to these adjustments, the statement of operations for the three months ended March 29, 2024 includes a net benefit of $0.1 million for intangible asset and inventory step-up amortization related to the quarter ended December 29, 2023.
The prepayment of $20.0 million for the net assets associated with the RTP Fab Transfer, classified in Other long-term assets in our condensed consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $14.1 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we will assume control of at the time of the RTP Fab Transfer.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 29, 2024, the purchase price allocation for the RF Business remains open as we gather additional information regarding the fair value of consideration transferred, the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, the prepayment for the assets and liabilities to be conveyed with the RTP Fab Transfer and contingencies.
The RF Business has been included in our consolidated financial statements since the date of acquisition. During the three and six months ended March 29, 2024, the RF Business contributed approximately $35.7 million and $41.9 million of our total revenue, respectively. The RF Business did not materially impact our consolidated net income for the three and six months ended March 29, 2024.
Consolidated estimated pro forma unaudited revenue and net income as if the RF Business Acquisition had occurred on October 1, 2022, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Consolidated estimated pro forma unaudited revenue	$181,234	$205,610	$365,219	$428,060
Consolidated estimated pro forma unaudited net income (loss)	$15,222	$(1,566)	$1,297	$(32,842)
Pro forma revenue and net income (loss) was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net income (loss) includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the three and six months ended March 29, 2024 were adjusted to exclude transaction costs incurred of $0.3 million and $15.8 million, respectively, and pro forma earnings for the three and six months ended March 31, 2023 were adjusted and include $3.1 million and $42.0 million, respectively, of transaction costs associated with the RF Business Acquisition.
MESC— On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency gallium arsenide (“GaAs”) and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the three months ended March 29, 2024, we did not incur any acquisition-related transaction costs. During the six months ended March 29, 2024, we incurred acquisition-related transaction costs of approximately $0.3 million, which are included in selling, general and administrative expense. During the three and six months ended March 31, 2023, we incurred acquisition-related transaction costs of approximately $0.9 million and $1.6 million, respectively, which are included in selling, general and administrative expense.
The purchase price for the MESC Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At Acquisition Date as Reported March 29, 2024

Current assets	$297
Inventory	3,790
Property and equipment	30,538
Intangible assets	5,966
Total assets acquired	40,591
Current liabilities	3,734
Total liabilities assumed	3,734
Purchase Price	$36,857

As part of the acquisition, we assumed a lease agreement for manufacturing facilities in France that provides us with the option to purchase the real property for an immaterial price at the end of the lease term, in October 2024. We expect to exercise this bargain purchase option and have recorded a right-of-use-asset of $24.7 million in Property and equipment. The real property was valued using a market approach.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 29, 2024, the purchase price allocation for the MESC Acquisition remains open as we gather additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, liabilities and contingencies. We did not recognize goodwill associated with this acquisition and there were no measurement period adjustments recognized during the quarter ended March 29, 2024.
Linearizer Technology, Inc.— On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including SSPAs, microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.4 million. We funded the Linearizer Acquisition with cash-on-hand. During the three and six months ended March 29, 2024, we did not incur any acquisition-related transaction costs. During the three and six months ended March 31, 2023, we incurred acquisition-related transaction costs of approximately $1.9 million, which are included in selling, general and administrative expense. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
We finalized the Linearizer Acquisition purchase accounting during the fiscal quarter ended March 29, 2024. The final purchase price has been allocated as follows (in thousands):

	At Acquisition Date as Reported September 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported March 29, 2024

Current assets	$2,819	$(100)	$2,719
Inventory	8,907	1,407	10,314
Property and equipment	5,485	—	5,485
Intangible assets	29,600	—	29,600
Goodwill	12,332	(1,494)	10,838
Total assets acquired	59,143	(187)	58,956
Current liabilities	7,544	—	7,544
Total liabilities assumed	7,544	—	7,544
Purchase Price	$51,599	$(187)	$51,412
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

4. INVESTMENTS
All investments are short-term in nature and are invested in certificates of deposit, corporate bonds, commercial paper, and U.S. Treasuries and agency bonds and are classified as available-for-sale. These certificates of deposit, corporate bonds, commercial paper and U.S. Treasuries and agency bonds are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	March 29, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$10,980	$1	$—	$10,981
Corporate bonds	243,039	36	(1,615)	241,460
Commercial paper	48,589	—	(60)	48,529
U.S. Treasuries and agency bonds	60,460	75	(82)	60,453
Total short-term investments	$363,068	$112	$(1,757)	$361,423

	September 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$145,234	$—	$(2,845)	$142,389
Commercial paper	176,405	—	(129)	176,276
U.S. Treasuries and agency bonds	21,895	18	(4)	21,909
Total short-term investments	$343,534	$18	$(2,978)	$340,574

The contractual maturities of available-for-sale investments were as follows (in thousands):

	March 29, 2024	September 29, 2023
Less than one year	$219,861	$265,591
Over one year	141,562	74,983
Total available-for-sale investments	$361,423	$340,574

We have determined that the gross unrealized losses on available for sale securities as of March 29, 2024 and September 29, 2023 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive loss.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 29, 2024.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	March 29, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$54,614	$54,614	$—	$—
U.S. Treasuries and agency bonds	60,453	60,453	—	—
Certificates of deposit	10,981	10,981	—	—
Cash equivalents (1)	7,177	—	7,177	—
Commercial paper	48,529	—	48,529	—
Corporate bonds	241,460	—	241,460	—
Total assets measured at fair value	$423,214	$126,048	$297,166	$—
(1) Cash equivalents represent highly liquid investments with original maturities of 90 days or less, primarily in corporate bonds and U.S. Treasuries.

	September 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$111,388	$111,388	$—	$—
U.S. Treasury securities	21,910	21,910	—	—
Commercial paper	176,276	—	176,276	—
Corporate bonds	142,388	—	142,388	—
Total assets measured at fair value	$451,962	$133,298	$318,664	$—
6. INVENTORIES
Inventories consist of the following (in thousands):

	March 29, 2024	September 29, 2023
Raw materials	$110,005	$82,589
Work-in-process	13,973	14,280
Finished goods	53,828	39,431
Total inventory, net	$177,806	$136,300

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	March 29, 2024	September 29, 2023
Construction in process	$9,658	$10,256
Machinery and equipment	278,937	238,037
Leasehold improvements	38,292	35,342
Furniture and fixtures	2,967	2,888
Computer equipment and software	19,812	18,824
Finance lease assets	64,845	64,126
Total property and equipment	414,511	369,473
Less accumulated depreciation and amortization	(234,282)	(219,977)
Property and equipment, net	$180,229	$149,496

In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (CHIPS Act), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain qualifying investments in U.S. semiconductor manufacturing equipment. As of March 29, 2024, we recognized $3.6 million in Prepaid and other current assets with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three and six months ended March 29, 2024 was $7.8 million and $14.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended March 31, 2023 was $5.8 million and $11.8 million, respectively. Accumulated amortization on finance lease assets as of March 29, 2024 and September 29, 2023 was $9.0 million and $7.8 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cost of revenue	$4,200	$988	$6,142	$1,898
Research and development	1,043	—	2,087	—
Selling, general and administrative	4,121	5,764	8,919	11,667
Total	$9,364	$6,752	$17,148	$13,565
A summary of the activity in gross intangible assets as of March 29, 2024 and September 29, 2023 is as follows (in thousands):

	March 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$213,012	$(182,670)	$30,342
Customer relationships	274,652	(234,626)	40,026
Favorable contract	14,500	(3,026)	11,474
Internal-use software	8,350	(2,087)	6,263
Trade name (1)	5,200	(292)	4,908
Balance as of March 29, 2024 (2)	$515,714	$(422,701)	$93,013

	September 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$191,369	$(179,558)	$11,811
Customer relationships	267,621	(225,827)	41,794
Internal-use software	8,350	—	8,350
Trade name (1)	5,200	(161)	5,039
Balance as of September 29, 2023 (2)	$472,540	$(405,546)	$66,994
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts were affected by foreign currency translation.
As of March 29, 2024, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2024 Remaining	2025	2026	2027	2028	Thereafter	Total
Amortization expense	$19,419	24,716	13,530	11,045	8,172	12,731	$89,613

A summary of the changes in goodwill as of March 29, 2024 is as follows (in thousands):

March 29, 2024
Balance as of September 29, 2023	$323,398
Acquired (1)	7,089
Foreign currency translation adjustment	(114)
Balance as of March 29, 2024	$330,373
(1)     The balance consists of an increase of $8.6 million to goodwill related to measurement period adjustments for the RF Business Acquisition and a reduction of $1.5 million to goodwill related to measurement period adjustments for the Linearizer Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of March 29, 2024 and September 29, 2023, (in thousands, except percentages):

	March 29, 2024		September 29, 2023
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Unamortized discount on deferred financing costs	(2,293)		(2,866)
Total long-term debt, less current portion	$447,707		$447,134
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
For the three and six months ended March 29, 2024, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.6 million, respectively. For the three and six months ended March 31, 2023, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.6 million, respectively.
The fair value of our 2026 Convertible Notes was $566.5 million and $512.5 million as of March 29, 2024 and September 29, 2023, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of March 29, 2024; the full amount of $450.0 million is due on March 15, 2026.
Term Loans
As of March 31, 2023, we were party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”).
On August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand.
There was no interest expense for the Term Loans for the three and six months ended March 29, 2024. For the three and six months ended March 31, 2023, total interest expense for the Term Loans was $2.1 million and $3.9 million, respectively.
10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of March 29, 2024 and September 29, 2023, the net book value of the systems in Property and equipment, net was $8.5 million and $8.9 million, respectively, and the corresponding liability was $9.4 million and $9.6 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The initial financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of March 29, 2024 and September 29, 2023, we have $24.8 million and $25.5 million, respectively, in remaining fixed payments over a 14-year term associated with the power purchase agreement, of which $15.4 million and $15.9 million, respectively, is included in our consolidated balance sheets on a discounted basis.
As of March 29, 2024, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2024	$481
2025	982
2026	1,007
2027	1,031
2028	1,057
Thereafter	10,858
Total payments	$15,416
Less: interest	5,980
Present value of liabilities	$9,436

11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator:
Net income attributable to common stockholders	$14,980	$25,755	$27,506	$55,274
Denominator:
Weighted average common shares outstanding-basic	72,076	70,799	71,750	70,640
Dilutive effect of stock options, restricted stock and restricted stock units	807	603	831	748
Dilutive effect of convertible debt	389	—	198	—
Weighted average common shares outstanding-diluted	73,272	71,402	72,779	71,388

Net income to common stockholders per share-Basic:	$0.21	$0.36	$0.38	$0.78
Net income to common stockholders per share-Diluted:	$0.20	$0.36	$0.38	$0.77
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and six months ended March 29, 2024.
13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of March 29, 2024.
Stock Plans
As of March 29, 2024, we had 3.9 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.2 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of March 29, 2024 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of March 29, 2024 and September 29, 2023, the fair value of outstanding ISUs was $6.1 million and $5.0 million, respectively, and the associated accrued compensation liability was $3.0 million and $3.3 million, respectively. During the three and six months ended March 29, 2024, we recorded an expense for ISU awards of $0.9 million and $1.4 million, respectively.

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
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cost of revenue	$1,600	$1,011	$2,870	$2,161
Research and development	4,962	3,742	7,727	7,974
Selling, general and administrative	5,528	4,707	10,150	10,372
Total share-based compensation expense	$12,090	$9,460	$20,747	$20,507
As of March 29, 2024, the total unrecognized compensation costs related to RSUs and PRSUs was $80.9 million, which we expect to recognize over a weighted-average period of 2.1 years. As of March 29, 2024, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.3 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of stock award activity for the six months ended March 29, 2024 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 29, 2023	1,501	$60.90
Granted	715	78.62
Performance-based adjustment (1)	62	35.43
Vested and released	(502)	50.11
Forfeited, canceled or expired	(100)	65.07
Balance as of March 29, 2024	1,676	$70.51
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the six months ended March 29, 2024 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the six months ended March 29, 2024 and March 31, 2023 had combined fair values of $37.2 million and $81.3 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 132,247 market-based PRSUs during the six months ended March 29, 2024, at a weighted average grant date fair value of $88.88 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Six Months Ended
March 29, 2024
Grant date stock price	$73.01
Average stock price at the start of the performance period	$79.43
Risk free interest rate	4.6%
Years to maturity	2.9
Expected volatility rate	41.7%
Expected dividend yield	—
Stock Options
As of March 29, 2024 and September 29, 2023 there were 10,000 and 15,000 stock options outstanding, respectively, with a weighted-average exercise price per share of $16.06. As of March 29, 2024, the weighted-average remaining contractual term was 1.61 years and the aggregate intrinsic value was $0.8 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on March 29, 2024 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the six months ended March 29, 2024 was $0.3 million. There were no options exercised during the three and six months ended March 31, 2023.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Income tax expense	$4,508	$11,660	$7,258	$21,271
Effective income tax rate	23.1%	31.2%	20.9%	27.8%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 29, 2024 was primarily driven by favorable stock based compensation and research and development (“R&D”) tax credits, partially offset by global intangible low taxed income (“GILTI”). The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 31, 2023 was primarily driven by tax on GILTI including changes to Section 174, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates and R&D tax credits.
During the six months ended March 29, 2024, we determined the earnings of one of our entities in India are no longer permanently reinvested, and due to the change in our position, we recorded a foreign withholding tax expense of $1.0 million associated with undistributed earnings.
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
There were no unrecognized tax benefits as of March 29, 2024 and September 29, 2023. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended March 29, 2024, we did not make any accrual or payment of interest or penalties.

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	March 29, 2024	March 31, 2023
Cash paid for interest	$2,003	$5,367
Cash paid for income taxes	$2,655	$1,701
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$6,866	$3,920
Finance lease assets obtained in exchange for new lease liabilities	$—	$3,821
Additions to property and equipment, net included in liabilities	$483	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities includes $5.6 million operating lease right-of-use assets acquired as part of the RF Business Acquisition. For additional information on the RF Business Acquisition, see Note 3 - Acquisitions.
16. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of the number of reportable operating segments is based on the chief operating decision maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its President and Chief Executive Officer. In evaluating financial performance and making operating decisions, the CODM primarily uses consolidated metrics. The Company assesses its determination of operating segments at least annually. We continue to evaluate our internal reporting structure, changes to our business and the potential impact of these changes on our segment reporting.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	March 29, 2024	September 29, 2023
United States	$127,735	$111,865
France	32,422	31,142
Asia Pacific (1)	18,018	4,610
Other Countries (2)	2,054	1,879
Total	$180,229	$149,496
(1)Asia Pacific represents China, Japan, Malaysia, South Korea, Taiwan and Thailand.
(2)Other than the United States, France and Asia Pacific region, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Customer A	12%	—	11%	—

Accounts Receivable	March 29, 2024	September 29, 2023
Customer A	16%	—

Customer Concentration

Customer A did not represent more than 10% of our revenue in the three and six months ended March 31, 2023. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and six months ended March 29, 2024, our top ten customers represented 57% and 56%, respectively, of total revenue, and for the three and six months ended March 31, 2023, our top ten customers represented 48% and 49%, respectively, of total revenue.

17. RELATED-PARTY TRANSACTIONS
During the six months ended March 29, 2024, we purchased $0.1 million of machinery and equipment from Gallium Semiconductor, an affiliate of director Susan Ocampo.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings through the Linearizer Acquisition, the MESC Acquisition and the RF Business Acquisition, industry trends, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. These statements are based on management's beliefs and assumptions as of the date of this Quarterly Report on Form 10-Q, based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$181,234	$169,406	$338,382	$349,510
Cost of revenue (1)	86,022	66,716	155,860	136,465
Gross profit	95,212	102,690	182,522	213,045
Operating expenses:
Research and development (1)	45,621	35,537	85,034	74,369
Selling, general and administrative (1) (2)	34,184	31,249	71,071	64,189
Total operating expenses	79,805	66,786	156,105	138,558
Income from operations	15,407	35,904	26,417	74,487
Other income (expense):
Interest income	5,366	5,064	10,921	8,749
Interest expense	(1,285)	(3,430)	(2,574)	(6,513)
Other expense, net	—	(123)	—	(178)
Total other income	4,081	1,511	8,347	2,058
Income before income taxes	19,488	37,415	34,764	76,545
Income tax expense	4,508	11,660	7,258	21,271
Net income	$14,980	$25,755	$27,506	$55,274
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
(a) Intangible amortization expense:
Cost of revenue	$4,200	$988	$6,142	$1,898
Research and development	1,043	—	2,087	—
Selling, general and administrative	4,121	5,764	8,919	11,667
(b) Share-based compensation expense:
Cost of revenue	$1,600	$1,011	$2,870	$2,161
Research and development	4,962	3,742	7,727	7,974
Selling, general and administrative	5,528	4,707	10,150	10,372

(2) The three months ended March 29, 2024 and March 31, 2023 include $0.7 million and $2.8 million, respectively, of acquisition-related professional fees and other expenses. The six months ended March 29, 2024 and March 31, 2023 include $9.1 million and $3.6 million, respectively, of acquisition-related professional fees and other expenses.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.5	39.4	46.1	39.0
Gross profit	52.5	60.6	53.9	61.0
Operating expenses:
Research and development	25.2	21.0	25.1	21.3
Selling, general and administrative	18.8	18.4	21.0	18.4
Total operating expenses	44.0	39.4	46.1	39.6
Income from operations	8.5	21.2	7.8	21.3
Other income (expense):
Interest income	3.0	3.0	3.3	2.5
Interest expense	(0.7)	(2.0)	(0.8)	(1.9)
Other expense, net	—	(0.1)	—	(0.1)
Total other income	2.3	0.9	2.5	0.6
Income before income taxes	10.8	22.1	10.3	21.9
Income tax expense	2.5	6.9	2.2	6.1
Net income	8.3%	15.2%	8.1%	15.8%
Comparison of the Three and Six Months Ended March 29, 2024 to the Three and Six Months Ended March 31, 2023
Revenue. Our revenue increased by $11.8 million, or 7.0%, to $181.2 million for the three months ended March 29, 2024, from $169.4 million for the three months ended March 31, 2023, and our revenue decreased by $11.1 million, or 3.2%, to $338.4 million for the six months ended March 29, 2024, from $349.5 million for the six months ended March 31, 2023. The increase in revenue in the three months ended March 29, 2024 and the decrease in revenue in the six months ended March 29, 2024 is described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	March 29, 2024	March 31, 2023	% Change	March 29, 2024	March 31, 2023	% Change
Industrial & Defense	$90,887	$77,194	17.7%	$167,885	$154,363	8.8%
Data Center	43,147	38,324	12.6%	92,659	79,810	16.1%
Telecom	47,200	53,888	(12.4)%	77,838	115,337	(32.5)%
Total	$181,234	$169,406	7.0%	$338,382	$349,510	(3.2)%

Industrial & Defense	50.2%	45.6%		49.6%	44.2%
Data Center	23.8%	22.6%		27.4%	22.8%
Telecom	26.0%	31.8%		23.0%	33.0%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended March 29, 2024, our I&D market revenue increased by $13.7 million, or 17.7%, compared to the three months ended March 31, 2023. In the six months ended March 29, 2024, our I&D market revenue increased by $13.5 million, or 8.8%, compared to the six months ended March 31, 2023. The increase in the three and six months ended March 29, 2024 was primarily driven by revenue from recent acquisitions, partially offset by lower sales of legacy products for industrial markets and timing of defense program shipments.
In the three months ended March 29, 2024, our Data Center market revenue increased by $4.8 million, or 12.6%, compared to the three months ended March 31, 2023. In the six months ended March 29, 2024, our Data Center market revenue increased by $12.8 million, or 16.1%, compared to the six months ended March 31, 2023. The increase in the three and six months ended March 29, 2024 was primarily driven by an increase in sales of 400G and 800G high-performance analog Data Center products, partially offset by a decrease in sales of our legacy connectivity products.
In the three months ended March 29, 2024, our Telecom market revenue decreased by $6.7 million, or 12.4%, compared to the three months ended March 31, 2023. In the six months ended March 29, 2024, our Telecom market revenue decreased by $37.5 million, or 32.5%, compared to the six months ended March 31, 2023. The decrease for the three and six months ended March 29, 2024 was primarily driven by a decrease in sales of RF and microwave products for broadband access and a decrease in sales of carrier-based optical semiconductor products, partially offset by incremental revenue from recent acquisitions.
We continue to be negatively impacted by the current macroeconomic conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets.
Gross profit. Gross margin was 52.5% and 60.6% for the three months ended March 29, 2024 and March 31, 2023, respectively, and 53.9% and 61.0% for the six months ended March 29, 2024 and March 31, 2023. Gross profit was $95.2 million and $102.7 million for the three months ended March 29, 2024 and March 31, 2023, respectively, and $182.5 million and $213.0 million for the six months ended March 29, 2024 and March 31, 2023. Gross profit decreased for the three months ended March 29, 2024 as compared to the three months ended March 31, 2023 primarily as a result of increased employee headcount associated with acquisitions, product mix and under absorbed production costs, partially offset by higher sales primarily driven by the RF Business Acquisition. Gross profit decreased for the six months ended March 29, 2024 as compared to the six months ended March 31, 2023 primarily as a result of lower sales, product mix, increased employee headcount associated with acquisitions, higher intangible asset amortization and depreciation expense.
Research and development. Research and development expense increased by $10.1 million, or 28.4%, to $45.6 million, or 25.2% of our revenue, for the three months ended March 29, 2024, compared to $35.5 million, or 21.0% of our revenue, for the three months ended March 31, 2023. Research and development expense increased by $10.7 million, 14.3%, to $85.0 million, or 25.1% of our revenue, for the six months ended March 29, 2024, compared to $74.4 million, or 21.3% of our revenue, for the six months ended March 31, 2023. Research and development expense increased in the three months ended March 29, 2024 primarily as a result of increases in employee-related costs, driven by higher headcount due to acquisitions, and share-based compensation expense. Research and development expense increased in the six months ended March 29, 2024 primarily as a result of increased employee headcount due to acquisitions.
Selling, general and administrative. Selling, general and administrative expense increased by $2.9 million, or 9.4%, to $34.2 million, or 18.9% of our revenue, for the three months ended March 29, 2024, compared to $31.2 million, or 18.4% of our revenue, for the three months ended March 31, 2023. Selling, general and administrative expense increased by $6.9 million, or 10.7%, to $71.1 million, or 21.0% of our revenue, for the six months ended March 29, 2024, compared to $64.2 million, or

18.4% of our revenue, for the six months ended March 31, 2023. Selling, general and administrative expense increased in the three months ended March 29, 2024 primarily due to an increase in employee headcount due to acquisitions. Selling, general and administrative expense increased in the six months ended March 29, 2024 primarily due to an increase in employee headcount due to acquisitions and an increase in acquisition-related costs, partially offset by lower intangible amortization.
Interest income. In the three months ended March 29, 2024, interest income was $5.4 million, compared to $5.1 million for the three months ended March 31, 2023. In the six months ended March 29, 2024, interest income was $10.9 million, compared to $8.7 million for the six months ended March 31, 2023. The increase for the three and six months ended March 29, 2024 is primarily due to the general increase in interest rates on our short-term investments.
Interest expense. In the three months ended March 29, 2024, interest expense was $1.3 million, compared to $3.4 million for the three months ended March 31, 2023. In the six months ended March 29, 2024, interest expense was $2.6 million, compared to $6.5 million for the six months ended March 31, 2023. The decrease for the three and six months ended March 29, 2024 is primarily due to the August 2023 payment of the total outstanding principal balance of the Term Loans.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Income tax expense	4,508	11,660	7,258	21,271
Effective income tax rate	23.1%	31.2%	20.9%	27.8%
The primary driver for the rate reduction for the three and six months ended March 29, 2024 as compared to the three and six months ended March 31, 2023 was the tax benefit relating to a partial deduction attributable to the inclusion of GILTI income.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 29, 2024 was primarily driven by favorable stock based compensation and R&D tax credits, partially offset by GILTI. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and six months ended March 31, 2023, was primarily driven by tax on GILTI, including the required capitalization of R&D expenses, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates, and R&D tax credits.
Our estimated annual effective tax rate for the year ending September 27, 2024 is expected to be approximately 22%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 14 - Income Taxes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	March 29, 2024	March 31, 2023
Cash and cash equivalents, beginning of period	$173,952	$119,952
Net cash provided by operating activities	51,302	70,747
Net cash used in investing activities	(100,073)	(24,972)
Net cash used in financing activities	(10,376)	(29,524)
Foreign currency effect on cash	185	370
Cash and cash equivalents, end of period	$114,990	$136,573

Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended March 29, 2024 of $51.3 million consisted of a net income of $27.5 million plus adjustments of $54.4 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $30.6 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $31.5 million and share-based compensation expense of $20.7 million. In addition, cash used in operating assets and liabilities was $30.6 million for the six months ended March 29, 2024, primarily driven by an increase in accounts receivables of $31.3 million, an increase in inventories of $12.3 million, partially offset by an increase of $19.2 million in accounts payable. The increases in accounts receivable and accounts payable were primarily a result of the integration of the RF Business during the three months ended March 29, 2024.
Our cash flow from operating activities for the six months ended March 31, 2023 of $70.7 million consisted of a net income of $55.3 million plus adjustments of $63.3 million, to reconcile our net income to cash provided by operating activities less cash used in operating assets and liabilities of $47.8 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $25.4 million, share-based compensation expense of $20.5 million and deferred income tax expense of $20.2 million. In addition, cash used in operating assets and liabilities was $47.8 million for the six months ended March 31, 2023, primarily driven by a decrease of $17.5 million in accrued and other liabilities, an increase in accounts receivable of $18.3 million, and an increase in inventories of $8.2 million.
Cash Flow from Investing Activities
Our cash flow used in investing activities for the six months ended March 29, 2024 of $100.1 million consisted primarily of cash paid for acquisitions, net of cash acquired of $74.8 million for acquisitions, capital expenditures of $9.8 million and purchases of $230.6 million of short-term investments, offset by proceeds of $215.1 million for the sale and maturity of short-term investments. For additional information on the cash paid for our acquisitions, see Note 3 - Acquisitions to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Cash Flow from Financing Activities
During the six months ended March 29, 2024, our cash used in financing activities of $10.4 million was primarily related to $12.5 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $2.8 million of proceeds from stock option exercises and employee stock purchases.
During the six months ended March 31, 2023, our cash used in financing activities of $29.5 million was primarily related to $31.3 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $2.3 million of proceeds from employee stock purchases.
Liquidity
As of March 29, 2024, we held $115.0 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $361.4 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of March 29, 2024, cash held by our indefinitely reinvested foreign subsidiaries was $7.4 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
Holders of the 2026 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 in multiples of $1,000 principal amount, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to $106.76 for the notes on each applicable trading day. We made an irrevocable election to pay cash for the principal amount of notes to be converted. The aggregate principal balance of the 2026 Convertible Notes is $450.0 million.
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
As of March 29, 2024, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasuries and agency bonds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 10% change in interest rates would not have a material impact on our financial position or results of operations. We do not enter into financial instruments for trading or speculative purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 29, 2024.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2023 Annual Report on Form 10-K except as noted below.
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We rely on our information technology (“IT”) systems and services for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. These systems and services are both internally managed and outsourced, and, in many cases, we rely upon third-party service providers. Any failure of these internal or third party systems and services to operate effectively could disrupt our operations and have a material adverse effect on our business, financial condition and/or results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although our internal IT team actively takes steps to protect our information and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise and/or exfiltrate our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. In addition, we have in the past and may in the future be subject to attacks in which third parties attempt to obtain personal information and or infiltrate our systems to obtain proprietary or confidential information, disrupt operations by deploying malicious code, viruses or malware (such as ransomware). Cyberattacks are increasing in number and sophistication, are often well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used by cyber attackers change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.
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
Third parties with which we conduct business, such as foundries, assembly and test contractors and distributors, have access to certain portions of our sensitive data (including trade secrets and other intellectual property), and certain aspects of effective cybersecurity are dependent upon our employees, contractors and other trusted partners reliably safeguarding such sensitive data. In the event that our employees or these third parties do not properly safeguard our data, security breaches could result and negatively impact our business, operations and financial results. In addition, despite our internal controls and investment in security measures, businesses we acquire may increase the scope and complexity of our IT networks, and this may increase our risk exposure to cyberattacks.
U.S. and foreign regulators, as well as customers and service providers, have also increased their focus on cybersecurity vulnerabilities and risks. Compliance with laws, regulations and contractual provisions concerning privacy, cybersecurity, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended March 29, 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2023-January 26, 2024	1,136	$84.25	—	—
January 27, 2024-February 23, 2024	1,185	86.03	—	—
February 24, 2024-March 29, 2024	8,325	92.74	—	—
Total	10,646	$91.09	—	—
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

ITEM 5. OTHER INFORMATION
During the three months ended March 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 and as further amended by the Certificate of Amendment dated March 11, 2024.
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended March 29, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended March 29, 2024, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 2, 2024	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)