Form 10-Q
period 2024-06-28
MACOM Technology Solutions Holdings, Inc.
filed 2024-08-01
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, there were 72,191,208 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 28, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$117,304	$173,952
Short-term investments	404,196	340,574
Accounts receivable, net	106,776	91,253
Inventories	190,715	136,300
Prepaid and other current assets	24,621	19,114
Total current assets	843,612	761,193
Property and equipment, net	178,975	149,496
Goodwill	330,340	323,398
Intangible assets, net	85,525	66,994
Deferred income taxes	211,507	218,107
Other long-term assets	55,253	34,056
Total assets	$1,705,212	$1,553,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of finance lease obligations	$808	$1,162
Accounts payable	40,288	24,966
Accrued liabilities	61,993	57,397
Total current liabilities	103,089	83,525
Finance lease obligations, less current portion	31,270	31,776
Financing obligation	9,092	9,307
Long-term debt	447,994	447,134
Other long-term liabilities	32,716	33,902
Total liabilities	624,161	605,644
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	72	71
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive loss	(2,082)	(3,635)
Additional paid-in capital	1,298,655	1,214,203
Accumulated deficit	(215,264)	(262,709)
Total stockholders’ equity	1,081,051	947,600
Total liabilities and stockholders’ equity	$1,705,212	$1,553,244
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$190,486	$148,522	$528,868	$498,032
Cost of revenue	89,077	62,396	244,937	198,861
Gross profit	101,409	86,126	283,931	299,171
Operating expenses:
Research and development	47,531	36,668	132,566	111,037
Selling, general and administrative	34,162	32,152	105,233	96,341
Total operating expenses	81,693	68,820	237,799	207,378
Income from operations	19,716	17,306	46,132	91,793
Other income (expense):
Interest income	5,820	6,001	16,742	14,750
Interest expense	(1,288)	(3,657)	(3,862)	(10,170)
Other expense, net	—	(29)	—	(207)
Total other income	4,532	2,315	12,880	4,373
Income before income taxes	24,248	19,621	59,012	96,166
Income tax expense	4,309	7,768	11,567	29,039
Net income	$19,939	$11,853	$47,445	$67,127

Net income per share:
Income per share - Basic	$0.28	$0.17	$0.66	$0.95
Income per share - Diluted	$0.27	$0.17	$0.65	$0.94
Weighted average shares used:
Basic	72,143	70,937	71,881	70,739
Diluted	74,217	71,408	73,258	71,395
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$19,939	$11,853	$47,445	$67,127
Unrealized (loss) gain on short term investments, net of tax	(23)	(409)	981	2,971
Foreign currency translation (loss) gain, net of tax	(124)	(1,041)	572	(3)
Other comprehensive (loss) income, net of tax	(147)	(1,450)	1,553	2,968
Total comprehensive income	$19,792	$10,403	$48,998	$70,095
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 28, 2024
					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613
Vesting of restricted common stock and units	45	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	57	—	—	—	—	3,656	—	3,656
Shares withheld for taxes on equity awards	(14)	—	—	—	—	(1,355)	—	(1,355)
Share-based compensation	—	—	—	—	—	13,345	—	13,345
Other comprehensive loss, net of tax	—	—	—	—	(147)	—	—	(147)
Net income	—	—	—	—	—	—	19,939	19,939
Balance as of June 28, 2024	72,208	$72	(23)	$(330)	$(2,082)	$1,298,655	$(215,264)	$1,081,051

	Nine Months Ended June 28, 2024
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	547	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116	—	—	—	—	6,425	—	6,425
Shares withheld for taxes on equity awards	(185)	—	—	—	—	(13,877)	—	(13,877)
Share-based compensation	—	—	—	—	—	34,092	—	34,092
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	1,553	—	—	1,553
Net income	—	—	—	—	—	—	47,445	47,445
Balance as of June 28, 2024	72,208	$72	(23)	$(330)	$(2,082)	$1,298,655	$(215,264)	$1,081,051
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended June 30, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	70,897	$71	(23)	$(330)	$(1,433)	$1,194,719	$(299,012)	$894,015
Vesting of restricted common stock and units	66	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	69	—	—	—	—	3,254	—	3,254
Shares withheld for taxes on equity awards	(21)	—	—	—	—	(1,226)	—	(1,226)
Share-based compensation	—	—	—	—	—	8,262	—	8,262
Other comprehensive loss, net of tax	—	—	—	—	(1,450)	—	—	(1,450)
Net income	—	—	—	—	—	—	11,853	11,853
Balance as of June 30, 2023	71,011	$71	(23)	$(330)	$(2,883)	$1,205,009	$(287,159)	$914,708

	Nine Months Ended June 30, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,404	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,574	—	5,574
Shares withheld for taxes on equity awards	(536)	—	—	—	—	(32,479)	—	(32,479)
Share-based compensation	—	—	—	—	—	28,769	—	28,769
Other comprehensive income, net of tax	—	—	—	—	2,968	—	—	2,968
Net income	—	—	—	—	—	—	67,127	67,127
Balance as of June 30, 2023	71,011	$71	(23)	$(330)	$(2,883)	$1,205,009	$(287,159)	$914,708
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	June 28, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,445	$67,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	49,419	38,415
Share-based compensation	34,092	28,769
Deferred income taxes	6,655	27,431
Amortization on marketable securities, net	(5,731)	(8,627)
Other adjustments, net	4,524	3,345
Change in operating assets and liabilities:
Accounts receivable	(17,882)	(2,387)
Inventories	(25,103)	(12,208)
Prepaid expenses and other assets	(972)	(2,923)
Accounts payable	14,732	(4,135)
Accrued and other liabilities	(6,072)	(16,607)
Income taxes	(796)	(1,637)
Net cash provided by operating activities	100,311	116,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(72,615)	(87,692)
Purchases of property and equipment	(17,252)	(18,890)
Other investing	(2,144)	—
Proceeds from sale of property and equipment	—	8,005
Proceeds from sales and maturities of short-term investments	274,112	364,116
Purchases of short-term investments	(330,716)	(352,900)
Net cash used in investing activities	(148,615)	(87,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases and other	(1,062)	(890)
Proceeds from stock option exercises and employee stock purchases	6,505	5,574
Common stock withheld for taxes on employee equity awards	(13,877)	(32,479)
Net cash used in financing activities	(8,434)	(27,795)
Foreign currency effect on cash	90	161
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,648)	1,568
CASH AND CASH EQUIVALENTS — Beginning of period	173,952	119,952
CASH AND CASH EQUIVALENTS — End of period	$117,304	$121,520

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the RF Business Acquisition (See Note 3 - Acquisitions)	$57,733	$—
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2023 Annual Report on Form 10-K.
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends Account Standards Codification Topic 820, Fair Value Measurement (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We elected to early adopt ASU 2022-03 on September 30, 2023, and applied the amendment in measuring consideration transferred in the RF Business Acquisition (as defined in Note 3 - Acquisitions). As a result, we have not applied a discount for lack of marketability related to the RF Business Acquisition stockholder restrictions set forth in the asset purchase agreement (discussed in Note 3 - Acquisitions). However, the fair value of the shares was discounted for lack of marketability as the shares that were transferred were unregistered and legally restricted from being sold. See Note 3 - Acquisitions for additional information.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the future effect of the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue by Market:
Industrial & Defense	$90,908	$83,549	$258,792	$237,911
Data Center	49,003	26,640	141,662	106,451
Telecom	50,575	38,333	128,414	153,670
Total	$190,486	$148,522	$528,868	$498,032

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue by Geographic Region:
United States	$86,670	$73,262	$236,476	$244,685
China	46,423	24,296	128,961	98,776
Asia Pacific, excluding China (1)	26,121	23,400	66,792	72,942
Other Countries (2)	31,272	27,564	96,639	81,629
Total	$190,486	$148,522	$528,868	$498,032
(1)Asia Pacific primarily represents Australia, India, Japan, Singapore, South Korea, Taiwan and Thailand.
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

The following table presents the changes in contract liabilities during the nine months ended June 28, 2024 (in thousands, except percentage):

	June 28, 2024	September 29, 2023	$ Change	% Change
Contract liabilities	$5,422	$2,762	$2,660	96%
During the three and nine months ended June 28, 2024, we recognized sales of less than $0.1 million and $2.5 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The increase in contract liabilities during the nine months ended June 28, 2024 was primarily related to deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
3. ACQUISITIONS
RF Business of Wolfspeed, Inc.— On December 2, 2023, we completed the acquisition of certain assets and specified liabilities of the radio frequency (“RF”) business of Wolfspeed, Inc. (“Wolfspeed”) (the “RF Business,”), which was accounted for as a business combination (the “RF Business Acquisition”). The RF Business includes a portfolio of gallium nitride (“GaN”) on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business Acquisition, we expect to assume control of a wafer fabrication facility in Research Triangle Park, North Carolina (the “RTP Fab”) approximately two years following the closing of the RF Business Acquisition (the “RTP Fab Transfer”). Prior to the RTP Fab Transfer, Wolfspeed will continue to operate the facility and supply wafer product and other fabrication services to us pursuant to various agreements entered into between the parties concurrently with the closing of the RF Business Acquisition.
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
During the three months ended June 28, 2024, we did not incur any acquisition-related transaction costs. During the nine months ended June 28, 2024, we incurred acquisition-related transaction costs of approximately $7.4 million, which are included in selling, general and administrative expense. During the three and nine months ended June 30, 2023, we incurred acquisition-related transaction costs of approximately $2.0 million, which are included in selling, general and administrative expense.
The following table summarizes the preliminary estimate of the purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported June 28, 2024

Cash purchase consideration		$75,000	$(2,198)	$72,802
Number of shares of MACOM common stock issued at closing	711,528
Fair value of shares issued	$81.14
Equity purchase consideration		60,772	(3,039)	57,733
Total purchase consideration		$135,772	$(5,237)	$130,535

During the three months ended June 28, 2024, the net working capital acquired was finalized, resulting in a refund of cash purchase consideration of $2.2 million. During the nine months ended June 28, 2024, we reduced the fair value of our common stock issued at the closing of the RF Business Acquisition by $3.0 million, representing the discount for lack of marketability as the shares were unregistered.
The purchase price for the RF Business Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported June 28, 2024

Current assets	$160	$(121)	$39
Inventory	23,574	8,402	31,976
Property and equipment	35,415	—	35,415
Intangible assets	60,000	(18,000)	42,000
Prepayment for net assets associated with the RTP Fab Transfer	19,450	(3,200)	16,250
Other non-current assets	6,735	(916)	5,819
Goodwill	—	9,107	9,107
Total assets acquired	145,334	(4,728)	140,606
Current liabilities	6,474	409	6,883
Long-term liabilities	3,088	100	3,188
Total liabilities assumed	9,562	509	10,071
Purchase Price	$135,772	$(5,237)	$130,535

Intangible assets consist of technology, a favorable contract and customer relationships with fair values of $21.0 million, $14.5 million and $6.5 million, respectively, and useful lives of 4.8 years, 2.0 years and 8.8 years, respectively. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of technology, the favorable contract and customer relationships. We valued technology by using the relief-from-royalty method, the favorable contract by using the discounted cash flow method and customer relationships by using the multi-period excess earnings method. We valued backlog using the multi-period excess earnings method and determined that the value for backlog is zero. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, operating margin and discount rates. We used the cost and market approaches to determine the fair value of our property and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. During the nine months ended June 28, 2024, based on additional information, we updated inputs and assumptions used to calculate the fair value of certain assets and liabilities, primarily resulting in a decrease to the fair value of intangible assets of $18.0 million, an increase to the fair value of inventory of $8.4 million, with an offsetting increase to Goodwill. Due to these adjustments, the condensed consolidated statement of operations for the three months ended June 28, 2024 includes a net benefit of less than $0.1 million for intangible asset and inventory step-up amortization related to the quarters ended March 29, 2024 and December 29, 2024.
The prepayment of $16.3 million for the net assets associated with the RTP Fab Transfer, classified in Other long-term assets in our condensed consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $10.4 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we will assume control of at the time of the RTP Fab Transfer.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 28, 2024, the purchase price allocation for the RF Business remains open as we gather additional information regarding the fair value of consideration transferred, the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, the prepayment for the assets and liabilities to be conveyed with the RTP Fab Transfer and contingencies.
The RF Business has been included in our consolidated financial statements since the date of acquisition. During the three and nine months ended June 28, 2024, the RF Business contributed approximately $47.1 million and $89.0 million of our total revenue, respectively. During the three and nine months ended June 28, 2024, the RF Business did not materially impact our consolidated net income.
Consolidated estimated pro forma unaudited revenue and net income as if the RF Business Acquisition had occurred on October 1, 2022, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Consolidated estimated pro forma unaudited revenue	$190,486	$181,703	$555,705	$609,763
Consolidated estimated pro forma unaudited net loss	$21,517	$(24,351)	$24,728	$(50,334)
Pro forma revenue and net loss was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net loss includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the nine months ended June 28, 2024 were adjusted to exclude transaction costs incurred of $15.8 million, and pro forma earnings for the nine months ended June 30, 2023 were adjusted and include $42.0 million of transaction costs associated with the RF Business Acquisition.
MESC— On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency gallium arsenide (“GaAs”) and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the three months ended June 28, 2024, we did not incur any acquisition-related transaction costs. During the nine months ended June 28, 2024, we incurred acquisition-related transaction costs of approximately $0.3 million, which are included in selling, general and administrative expense. During the three and nine months ended June 30, 2023, we incurred acquisition-related transaction costs of approximately $1.0 million and $2.6 million, respectively, which are included in selling, general and administrative expense. The MESC Acquisition was accounted for as a business combination and the operations of MESC have been included in our consolidated financial statements since the date of acquisition.
We finalized the MESC Acquisition purchase accounting during the fiscal quarter ended June 28, 2024. The final purchase price has been allocated as follows (in thousands):

At Acquisition Date as Reported June 28, 2024

Current assets	$297
Inventory	3,790
Property and equipment	30,538
Intangible assets	5,966
Total assets acquired	40,591
Current liabilities	3,734
Total liabilities assumed	3,734
Purchase Price	$36,857

As part of the acquisition, we assumed a lease agreement for manufacturing facilities in France that provides us with the option to purchase the real property for one Euro at the end of the lease term, in October 2024. We expect to exercise this bargain purchase option and have recorded a right-of-use-asset of $24.7 million in Property and equipment. The real property was valued using a market approach.
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
Linearizer Technology, Inc.— On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including SSPAs, microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.4 million. We funded the Linearizer Acquisition with cash-on-hand. During the three and nine months ended June 28, 2024, we did not incur any acquisition-related transaction costs. During the three and nine months ended June 30, 2023, we incurred acquisition-related transaction costs of approximately $0.2 million and $2.1 million, respectively, which are included in selling, general and administrative expense. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
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
Intangible assets consist of customer relationships, technology and trade name with fair values of $20.7 million, $7.1 million and $1.8 million, respectively, and useful lives of 8.6 years, 7.6 years and 7.6 years, respectively. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. The intangible assets and goodwill acquired will be amortizable for tax purposes due to the Internal Revenue Code of 1986 (“IRC”) Section 338 election filed.

4. INVESTMENTS
All investments are short-term in nature and are invested in certificates of deposit, corporate bonds, commercial paper, U.S. Treasuries and agency bonds and are classified as available-for-sale. These investments are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	June 28, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$10,980	$—	$(1)	$10,979
Corporate bonds	265,377	29	(1,587)	263,819
Commercial paper	72,951	—	(84)	72,867
U.S. Treasuries and agency bonds	56,561	10	(40)	56,531
Total short-term investments	$405,869	$39	$(1,712)	$404,196

	September 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$145,234	$—	$(2,845)	$142,389
Commercial paper	176,405	—	(129)	176,276
U.S. Treasuries and agency bonds	21,895	18	(4)	21,909
Total short-term investments	$343,534	$18	$(2,978)	$340,574

The contractual maturities of available-for-sale investments were as follows (in thousands):

	June 28, 2024	September 29, 2023
Less than one year	$262,355	$265,591
Over one year	141,841	74,983
Total available-for-sale investments	$404,196	$340,574

We have determined that the gross unrealized losses on available for sale securities as of June 28, 2024 and September 29, 2023 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive loss.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 28, 2024.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	June 28, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
U.S. Treasuries and agency bonds	$56,531	$51,536	$4,995	$—
Money market funds	54,675	54,675	—	—
Certificates of deposit	10,979	10,979	—	—
Corporate bonds	263,819	—	263,819	—
Commercial paper	72,867	—	72,867	—
Total assets measured at fair value	$458,871	$117,190	$341,681	$—

	September 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$111,388	$111,388	$—	$—
U.S. Treasuries	21,910	21,910	—	—
Commercial paper	176,276	—	176,276	—
Corporate bonds	142,388	—	142,388	—
Total assets measured at fair value	$451,962	$133,298	$318,664	$—
6. INVENTORIES
Inventories consist of the following (in thousands):

	June 28, 2024	September 29, 2023
Raw materials	$117,284	$82,589
Work-in-process	15,375	14,280
Finished goods	58,056	39,431
Total inventory, net	$190,715	$136,300

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 28, 2024	September 29, 2023
Construction in process	$14,640	$10,256
Machinery and equipment	280,196	238,037
Leasehold improvements	38,723	35,342
Furniture and fixtures	2,966	2,888
Computer equipment	19,962	18,824
Finance lease assets	64,523	64,126
Total property and equipment	421,010	369,473
Less accumulated depreciation and amortization	(242,035)	(219,977)
Property and equipment, net	$178,975	$149,496
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (CHIPS Act), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain qualifying investments in U.S. semiconductor manufacturing equipment. As of June 28, 2024, we recognized a $4.4 million reduction to the carrying amounts of the qualifying manufacturing assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three and nine months ended June 28, 2024 was $7.9 million and $22.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended June 30, 2023 was $5.9 million and $17.7 million, respectively. Accumulated amortization on finance lease assets as of June 28, 2024 and September 29, 2023 was $9.6 million and $7.8 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenue	$4,344	$1,131	$10,486	$3,028
Research and development	1,340	—	3,426	—
Selling, general and administrative	4,337	5,976	13,257	17,644
Total	$10,021	$7,107	$27,169	$20,672
A summary of the activity in gross intangible assets as of June 28, 2024 and September 29, 2023 is as follows (in thousands):

	June 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$212,448	$(184,705)	$27,743
Customer relationships	274,138	(238,884)	35,254
Favorable contract	14,500	(5,334)	9,166
Software licenses	11,950	(3,431)	8,519
Trade name (1)	5,200	(357)	4,843
Balance as of June 28, 2024 (2)	$518,236	$(432,711)	$85,525

	September 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$191,369	$(179,558)	$11,811
Customer relationships	267,621	(225,827)	41,794
Software licenses	8,350	—	8,350
Trade name (1)	5,200	(161)	5,039
Balance as of September 29, 2023 (2)	$472,540	$(405,546)	$66,994
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of June 28, 2024, our estimated amortization of our intangible assets in future fiscal years was as follows (in thousands):

	2024 Remaining	2025	2026	2027	2028	Thereafter	Total
Amortization expense	$9,997	25,663	14,551	11,455	7,983	12,476	$82,125

A summary of the changes in goodwill as of June 28, 2024 is as follows (in thousands):

June 28, 2024
Balance as of September 29, 2023	$323,398
Acquired (1)	7,613
Foreign currency translation adjustment	(671)
Balance as of June 28, 2024	$330,340
(1)     The acquired balance consists of an increase of $9.1 million to goodwill related to measurement period adjustments for the RF Business Acquisition and a reduction of $1.5 million to goodwill related to measurement period adjustments for the Linearizer Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of June 28, 2024 and September 29, 2023, (in thousands, except percentages):

	June 28, 2024		September 29, 2023
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Unamortized discount on deferred financing costs	(2,006)		(2,866)
Total long-term debt, less current portion	$447,994		$447,134
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
For the three and nine months ended June 28, 2024 and June 30, 2023, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.8 million, respectively.
The fair value of our 2026 Convertible Notes was $636.1 million and $512.5 million as of June 28, 2024 and September 29, 2023, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of June 28, 2024; the full amount of $450.0 million is due on March 15, 2026.
Term Loans
As of June 30, 2023, we were party to a credit agreement, dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”). On August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand. There was no interest expense for the Term Loans for the three and nine months ended June 28, 2024. For the three and nine months ended June 30, 2023, total interest expense for the Term Loans was $2.2 million and $6.1 million, respectively.
10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. These systems are expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of June 28, 2024 and September 29, 2023, the net book value of the systems in Property and equipment, net was $8.4 million and $8.9 million, respectively, and the corresponding liability was $9.4 million and $9.6 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet. The initial financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of June 28, 2024 and September 29, 2023, we had $24.4 million and $25.5 million, respectively, in remaining fixed payments over a 14-year term associated with the power purchase agreement, of which $15.2 million and $15.9 million, respectively, is included in our consolidated balance sheets on a discounted basis.
As of June 28, 2024, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2024	$242
2025	982
2026	1,007
2027	1,031
2028	1,057
Thereafter	10,857
Total payments	$15,176
Less: interest	5,805
Present value of liabilities	$9,371

11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income attributable to common stockholders	$19,939	$11,853	$47,445	$67,127
Denominator:
Weighted average common shares outstanding-basic	72,143	70,937	71,881	70,739
Dilutive effect of stock options, restricted stock awards and restricted stock units	1,008	471	889	656
Dilutive effect of convertible debt (1)	1,066	—	488	—
Weighted average common shares outstanding-diluted	74,217	71,408	73,258	71,395

Net income to common stockholders per share-Basic:	$0.28	$0.17	$0.66	$0.95
Net income to common stockholders per share-Diluted:	$0.27	$0.17	$0.65	$0.94
(1) Each amount shown represents the number of shares that would be necessary to settle the conversion premium for the 2026 Convertible Notes as of the corresponding reporting period. For additional information on the 2026 Convertible Notes, see Note 9 - Debt.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and nine months ended June 28, 2024.
13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of June 28, 2024.
Stock Plans
As of June 28, 2024, we had 3.9 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.1 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of June 28, 2024 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of June 28, 2024 and September 29, 2023, the fair value of outstanding ISUs was $7.0 million and $5.0 million, respectively, and the associated accrued compensation liability was $4.0 million and $3.3 million, respectively. During the three and nine months ended June 28, 2024, we recorded an expense for ISU awards of $1.2 million and $2.6 million, respectively. During the three and nine months ended June 30, 2023, we recorded an expense for ISU awards of $0.3 million and $2.2 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenue	$1,522	$1,078	$4,392	$3,239
Research and development	5,446	3,281	13,173	11,255
Selling, general and administrative	6,377	3,903	16,527	14,275
Total share-based compensation expense	$13,345	$8,262	$34,092	$28,769
As of June 28, 2024, the total unrecognized compensation costs related to RSUs and PRSUs was $74.1 million, which we expect to recognize over a weighted-average period of 2.0 years. As of June 28, 2024, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.2 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of stock award activity for the nine months ended June 28, 2024 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 29, 2023	1,501	$60.90
Granted	763	80.14
Performance-based adjustment (1)	62	35.43
Vested and released	(547)	49.56
Forfeited, canceled or expired	(119)	65.80
Balance as of June 28, 2024	1,660	$72.18
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the nine months ended June 28, 2024 based on the Company’s achievement of adjusted earnings per share performance conditions.
Stock awards that vested during the nine months ended June 28, 2024 and June 30, 2023 had combined fair values of $41.8 million and $85.1 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 132,247 market-based PRSUs during the nine months ended June 28, 2024, at a weighted average grant date fair value of $88.88 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Nine Months Ended
June 28, 2024
Grant date stock price	$73.01
Average stock price at the start of the performance period	$79.43
Risk free interest rate	4.6%
Years to maturity	2.9
Expected volatility rate	41.7%
Expected dividend yield	—
Stock Options
As of June 28, 2024 and September 29, 2023 there were 10,000 and 15,000 stock options outstanding, respectively, with a weighted-average exercise price per share of $16.06. As of June 28, 2024, the weighted-average remaining contractual term was 1.36 years and the aggregate intrinsic value was $1.0 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on June 28, 2024 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the nine months ended June 28, 2024 was $0.3 million. There were no options exercised during the three and nine months ended June 30, 2023.
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Income tax expense	$4,309	$7,768	$11,567	$29,039
Effective income tax rate	17.8%	39.6%	19.6%	30.2%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 28, 2024 was primarily driven by favorable stock based compensation and research and development (“R&D”) tax credits, partially offset by global intangible low taxed income (“GILTI”). The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 30, 2023 was primarily driven by tax on GILTI including changes to IRC Section 174, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates and R&D tax credits.
During the nine months ended June 28, 2024, we determined the earnings of one of our entities in India are no longer permanently reinvested, and due to the change in our position, we recorded a foreign withholding tax expense of $1.0 million associated with undistributed earnings.
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
There were no unrecognized tax benefits as of June 28, 2024 and September 29, 2023. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarter ended June 28, 2024, we did not make any accrual or payment of interest or penalties.

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	June 28, 2024	June 30, 2023
Cash paid for interest	$2,715	$8,140
Cash paid for income taxes	$4,385	$2,771
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$7,596	$4,434
Finance lease assets obtained in exchange for new lease liabilities	$—	$9,725
Additions to property and equipment, net included in liabilities	$944	$195
Purchase of software licenses included in liabilities	$2,500	$—
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	June 28, 2024	September 29, 2023
United States	$127,335	$111,865
France	32,401	31,142
Other Countries (1)	19,239	6,489
Total	$178,975	$149,496
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Customer A	14%	—	12%	—

Customer Concentration
Customer A did not represent more than 10% of our revenue in the three and nine months ended June 30, 2023. No other customer represented more than 10% of revenue and none of our customers represented more than 10% of accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three and nine months ended June 28, 2024, our top ten customers represented 56% and 55%, respectively, of total revenue, and for the three and nine months ended June 30, 2023, our top ten customers represented 44% and 47%, respectively, of total revenue.

17. RELATED-PARTY TRANSACTIONS
During the nine months ended June 28, 2024, we purchased $0.3 million of machinery and equipment from Gallium Semiconductor, an affiliate of director Susan Ocampo.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings, including through the Linearizer Acquisition, the MESC Acquisition and the RF Business Acquisition, industry trends, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2023 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design and manufacture semiconductor products for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries. Headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia, we design, develop and manufacture differentiated semiconductor products for customers who demand high performance, quality and reliability. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including GaAs, GaN, indium phosphide (InP) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (IC), multi-chip modules (MCM), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (RF) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (DCI) applications, at 100G, 200G, 400G, 800G and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications and Fiber-to-the-X (FTTx)/passive optical network (“PON”), among others.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$190,486	$148,522	$528,868	$498,032
Cost of revenue (1)	89,077	62,396	244,937	198,861
Gross profit	101,409	86,126	283,931	299,171
Operating expenses:
Research and development (1)	47,531	36,668	132,566	111,037
Selling, general and administrative (1) (2)	34,162	32,152	105,233	96,341
Total operating expenses	81,693	68,820	237,799	207,378
Income from operations	19,716	17,306	46,132	91,793
Other income (expense):
Interest income	5,820	6,001	16,742	14,750
Interest expense	(1,288)	(3,657)	(3,862)	(10,170)
Other expense, net	—	(29)	—	(207)
Total other income	4,532	2,315	12,880	4,373
Income before income taxes	24,248	19,621	59,012	96,166
Income tax expense	4,309	7,768	11,567	29,039
Net income	$19,939	$11,853	$47,445	$67,127
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
(a) Intangible amortization expense:
Cost of revenue	$4,344	$1,131	$10,486	$3,028
Research and development	1,340	—	3,426	—
Selling, general and administrative	4,337	5,976	13,257	17,644
(b) Share-based compensation expense:
Cost of revenue	$1,522	$1,078	$4,392	$3,239
Research and development	5,446	3,281	13,173	11,255
Selling, general and administrative	6,377	3,903	16,527	14,275

(2) The three months ended June 30, 2023 includes $3.2 million of acquisition transaction costs. The nine months ended June 28, 2024 and June 30, 2023 include $7.7 million and $6.7 million, respectively, of acquisition transaction costs.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.8	42.0	46.3	39.9
Gross profit	53.2	58.0	53.7	60.1
Operating expenses:
Research and development	25.0	24.7	25.1	22.3
Selling, general and administrative	17.9	21.6	19.9	19.3
Total operating expenses	42.9	46.3	45.0	41.6
Income from operations	10.3	11.7	8.7	18.4
Other income (expense):
Interest income	3.1	4.0	3.1	3.0
Interest expense	(0.7)	(2.4)	(0.7)	(2.1)
Other expense, net	—	—	—	—
Total other income	2.4	1.6	2.4	0.9
Income before income taxes	12.7	13.2	11.1	19.3
Income tax expense	2.2	5.2	2.1	5.8
Net income	10.5%	8.0%	9.0%	13.5%
Comparison of the Three and Nine Months Ended June 28, 2024 to the Three and Nine Months Ended June 30, 2023
Revenue. Our revenue increased by $42.0 million, or 28.3%, to $190.5 million for the three months ended June 28, 2024, from $148.5 million for the three months ended June 30, 2023, and our revenue increased by $30.8 million, or 6.2%, to $528.9 million for the nine months ended June 28, 2024, from $498.0 million for the nine months ended June 30, 2023. The increase in revenue in the three and nine months ended June 28, 2024 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	June 28, 2024	June 30, 2023	% Change	June 28, 2024	June 30, 2023	% Change
Industrial & Defense	$90,908	$83,549	8.8%	$258,792	$237,911	8.8%
Data Center	49,003	26,640	83.9%	141,662	106,451	33.1%
Telecom	50,575	38,333	31.9%	128,414	153,670	(16.4)%
Total	$190,486	$148,522	28.3%	$528,868	$498,032	6.2%

Industrial & Defense	47.7%	56.3%		48.9%	47.8%
Data Center	25.7%	17.9%		26.8%	21.3%
Telecom	26.6%	25.8%		24.3%	30.9%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended June 28, 2024, our I&D market revenue increased by $7.4 million, or 8.8%, compared to the three months ended June 30, 2023. In the nine months ended June 28, 2024, our I&D market revenue increased by $20.9 million, or 8.8%, compared to the nine months ended June 30, 2023. The increase in the three and nine months ended June 28, 2024 was primarily driven by revenue from recent acquisitions, partially offset by lower sales of legacy products for industrial markets and timing of defense program shipments.

In the three months ended June 28, 2024, our Data Center market revenue increased by $22.4 million, or 83.9%, compared to the three months ended June 30, 2023. In the nine months ended June 28, 2024, our Data Center market revenue increased by $35.2 million, or 33.1%, compared to the nine months ended June 30, 2023. The increase in the three and nine months ended June 28, 2024 was primarily driven by an increase in sales of 400G and 800G high-performance analog Data Center products, partially offset by a decrease in sales of our legacy connectivity products.
In the three months ended June 28, 2024, our Telecom market revenue increased by $12.2 million, or 31.9%, compared to the three months ended June 30, 2023. In the nine months ended June 28, 2024, our Telecom market revenue decreased by $25.3 million, or 16.4%, compared to the nine months ended June 30, 2023. The increase in the three months ended June 28, 2024 was primarily driven by incremental revenue from recent acquisitions, partially offset by a decrease in sales in broadband access, PON and other telecom markets. The decrease in the nine months ended June 28, 2024 was primarily driven by a decrease in sales in broadband access, PON, carrier-based optical semiconductor products and other telecom markets, partially offset by incremental revenue from recent acquisitions.
We continue to be negatively impacted by the current macroeconomic conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets.
Gross profit. Gross margin was 53.2% and 58.0% for the three months ended June 28, 2024 and June 30, 2023, respectively, and 53.7% and 60.1% for the nine months ended June 28, 2024 and June 30, 2023. Gross profit was $101.4 million and $86.1 million for the three months ended June 28, 2024 and June 30, 2023, respectively, and $283.9 million and $299.2 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. Gross profit increased for the three months ended June 28, 2024 as compared to the three months ended June 30, 2023 primarily as a result of higher sales primarily driven by the RF Business Acquisition, partially offset by increases in employee-related costs, headcount from acquisitions, product mix and higher intangible asset amortization. Gross profit decreased for the nine months ended June 28, 2024 as compared to the nine months ended June 30, 2023 primarily as a result of product mix, increased employee-related costs, primarily driven by headcount from acquisitions, higher intangible asset amortization and depreciation expense, partially offset by higher revenue.
Research and development. Research and development expense increased by $10.9 million, or 29.6%, to $47.5 million, or 25.0% of our revenue, for the three months ended June 28, 2024, compared to $36.7 million, or 24.7% of our revenue, for the three months ended June 30, 2023. Research and development expense increased by $21.5 million, 19.4%, to $132.6 million, or 25.1% of our revenue, for the nine months ended June 28, 2024, compared to $111.0 million, or 22.3% of our revenue, for the nine months ended June 30, 2023. Research and development expense increased in the three and nine months ended June 28, 2024 primarily as a result of increases in employee-related costs, driven by higher headcount associated with acquisitions, higher intangible asset amortization and share-based compensation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $2.0 million, or 6.3%, to $34.2 million, or 17.9% of our revenue, for the three months ended June 28, 2024, compared to $32.2 million, or 21.6% of our revenue, for the three months ended June 30, 2023. Selling, general and administrative expense increased by $8.9 million, or 9.2%, to $105.2 million, or 19.9% of our revenue, for the nine months ended June 28, 2024, compared to $96.3 million, or 19.3% of our revenue, for the nine months ended June 30, 2023. Selling, general and administrative expense increased in the three months ended June 28, 2024 primarily due to an increase in employee-related costs, primarily driven by headcount from acquisitions and share-based compensation, partially offset by decreases in professional fees. Selling, general and administrative expense increased in the nine months ended June 28, 2024 primarily due to increases in employee-related costs, primarily driven by headcount from acquisitions, acquisition-related costs and share-based compensation, partially offset by lower intangible amortization.
Interest income. In the three months ended June 28, 2024, interest income was $5.8 million, compared to $6.0 million for the three months ended June 30, 2023. In the nine months ended June 28, 2024, interest income was $16.7 million, compared to $14.8 million for the nine months ended June 30, 2023. The decrease for the three months ended June 28, 2024 is primarily due to the decrease in our short-term investments. The increase for the nine months ended is primarily due to the general increase in interest rates on our short-term investments.
Interest expense. In the three months ended June 28, 2024, interest expense was $1.3 million, compared to $3.7 million for the three months ended June 30, 2023. In the nine months ended June 28, 2024, interest expense was $3.9 million, compared to $10.2 million for the nine months ended June 30, 2023. The decrease for the three and nine months ended June 28, 2024 is primarily due to the August 2023 payment of the total outstanding principal balance of the Term Loans.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Income tax expense	4,309	7,768	11,567	29,039
Effective income tax rate	17.8%	39.6%	19.6%	30.2%
The primary driver for the rate reduction for the three and nine months ended June 28, 2024 as compared to the three and nine months ended June 30, 2023 is the tax benefit relating to a partial deduction attributable to the inclusion of GILTI income.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 28, 2024 was primarily driven by favorable stock based compensation and R&D tax credits, partially offset by GILTI. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three and nine months ended June 30, 2023, was primarily driven by tax on GILTI, including the required capitalization of R&D expenses, non-deductible compensation and state income taxes partially offset by income taxed in foreign jurisdictions generally at lower tax rates, and R&D tax credits.
Our estimated annual effective tax rate for the year ending September 27, 2024 is expected to be approximately 20%, adjusted for discrete taxation matters arising during the interim periods.
For additional information refer to Note 14 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	June 28, 2024	June 30, 2023
Cash and cash equivalents, beginning of period	$173,952	$119,952
Net cash provided by operating activities	100,311	116,563
Net cash used in investing activities	(148,615)	(87,361)
Net cash used in financing activities	(8,434)	(27,795)
Foreign currency effect on cash	90	161
Cash and cash equivalents, end of period	$117,304	$121,520
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended June 28, 2024 of $100.3 million consisted of a net income of $47.4 million plus adjustments of $89.0 million, to reconcile our net income to cash provided by operating activities, less cash used in operating assets and liabilities of $36.1 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $49.4 million and share-based compensation expense of $34.1 million. In addition, cash used in operating assets and liabilities was $36.1 million for the nine months ended June 28, 2024, primarily driven by an increase in accounts receivables of $17.9 million, an increase in inventories of $25.1 million, a decrease of $6.1 million in accrued and other liabilities, partially offset by an increase of $14.7 million in accounts payable. The increase in inventory is primarily due to timing of certain program shipments and inventory builds to support future revenue. The increases in accounts receivable and accounts payable were primarily a result of the integration of the RF Business during the nine months ended June 28, 2024.
Our cash flow from operating activities for the nine months ended June 30, 2023 of $116.6 million consisted of net income of $67.1 million plus adjustments of $89.3 million, to reconcile our net income to cash provided by operating activities less cash used in operating assets and liabilities of $39.9 million. Adjustments to reconcile our net income to cash provided by operating activities primarily included depreciation and intangible amortization expense of $38.4 million, share-based compensation expense of $28.8 million and deferred income tax expense of $27.4 million. In addition, cash used in operating assets and liabilities was $39.9 million for the nine months ended June 30, 2023, primarily driven by an increase in inventories of $12.2 million and a decrease of $16.6 million in accrued and other liabilities.

Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended June 28, 2024 of $148.6 million consisted primarily of cash paid for acquisitions, net of cash acquired of $72.6 million for acquisitions, capital expenditures of $17.3 million and purchases of $330.7 million of short-term investments, offset by proceeds of $274.1 million for the sale and maturity of short-term investments. For additional information on the consideration paid for our acquisitions, see Note 3 - Acquisitions to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Cash Flow from Financing Activities
During the nine months ended June 28, 2024, our cash used in financing activities of $8.4 million was primarily related to $13.9 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $6.5 million of proceeds from stock option exercises and employee stock purchases.
During the nine months ended June 30, 2023, our cash used in financing activities of $27.8 million was primarily related to $32.5 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $5.6 million of proceeds from employee stock purchases.
Liquidity
As of June 28, 2024, we held $117.3 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $404.2 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of June 28, 2024, cash held by our indefinitely reinvested foreign subsidiaries was $6.4 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
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
We plan to use our remaining available cash and cash equivalents and short-term investments for general corporate purposes, including working capital, payment on the 2026 Convertible Notes, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.
As of June 28, 2024, we had no off-balance sheet arrangements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 28, 2024.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2023 Annual Report on Form 10-K except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2024, as filed with the SEC on May 2, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended June 28, 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2024-April 26, 2024	5,611	$96.40	—	—
April 27, 2024-May 24, 2024	6,162	101.90	—	—
May 25, 2024-June 28, 2024	1,777	104.50	—	—
Total	13,550	$99.96	—	—
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

ITEM 5. OTHER INFORMATION
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 28, 2024. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended June 28, 2024.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold (2)
Stephen Daly President and Chief Executive Officer	Adoption	May 31, 2024	May 31, 2025	Sale of up to 100,000 shares
Robert Dennehy Senior Vice President, Operations	Adoption	May 22, 2024	December 31, 2025	Sale of up to 24,411 shares
Ambra Roth Senior Vice President, General Counsel and Secretary	Adoption	May 31, 2024	August 31, 2025	Sale of up to 18,738 shares
(1)    Date of plan termination or such earlier date upon which all transactions are completed or expire without execution.
(2)    Represents the gross number of shares subject to the Rule 10b5-1 plan, excluding the potential effect of shares withheld for taxes. Amounts may include shares to be earned as PRSUs and are presented at their target amounts. The actual number of PRSUs earned following the end of the applicable performance period, if any, will depend on the relative attainment of the applicable performance metrics.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 and as further amended by the Certificate of Amendment dated March 11, 2024 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10Q filed on May 2, 2024).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended June 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended June 28, 2024, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 1, 2024	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)