Form 10-K
period 2024-09-27
MACOM Technology Solutions Holdings, Inc.
filed 2024-11-12
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 29, 2024, the last business day of the registrant's second fiscal quarter, was approximately $5.4 billion based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 6, 2024 was 72,399,645.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended September 27, 2024.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2024

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, including statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, industry trends, our plans for use of our cash and cash equivalents and short-term investments, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.
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

PART l
ITEM 1. BUSINESS
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (“GaAs”), gallium nitride (“GaN”), indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“IC”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (“RF”) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications (“SATCOM”) and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G, 1.6T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications and Fiber-to-the-X (FTTx)/passive optical network (“PON”), among others.
Certain of our products have long life cycles ranging from five to ten years, with some of our products generating revenue for over 20 years while others may have shorter life cycles of less than five years. We continue to develop new products and technologies to improve our ability to serve our primary markets. Our growth strategy is focused on expanding our addressable markets and product portfolio, strengthening our customer relationships and capturing more design wins in order to increase our market share. As we grow our portfolio and technology base, we believe our customers will select more of our components for use in their systems.
Our manufacturing model consists of operating internal semiconductor wafer fabrication and assembly and test facilities supplemented with external foundry and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters, and in our Ann Arbor, Michigan, and Limeil-Brévannes, France locations. Certain of our facilities have achieved certification to the IATF16949 automotive standard, the AS9100D aerospace standard, the ISO9001 international quality standard, the ISO14001 environmental management standard and the ANSI/ESD S20.20:2021 standard. We manufacture compound semiconductors including GaAs, GaN and InP. We have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection.

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
Semiconductor process technology. We leverage our semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.
Packaging expertise. Our extensive packaging expertise enables us to model the interaction between the semiconductor and its package. Our engineers adjust the design of both the semiconductor and the package, to optimize performance. We offer products in a variety of different package types for specific applications, including plastic over-molded, ceramic and laminate-based packaging.
Systems expertise. Our engineers’ radar, optical, microwave and millimeter wave system-level design expertise allow us to offer differentiated solutions that leverage multiple process technologies and are integrated into a single, higher-level assembly, thereby delivering our customers enhanced functionality. Our system-level RF design knowledge, broad technology portfolio, in-depth understanding of critical system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters.
We continue to invest in proprietary processes, circuit design and packaging technologies to enable us to develop and manufacture high-value solutions.
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: I&D, Data Center and Telecom. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we expect to benefit from growth in these markets. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio that services satellite and space communications, civil and military radar, electronic warfare, test and measurement, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of higher speed processing technologies and the upgrade of data center architectures utilizing 100G, 200G, 400G, 800G, and 1.6T interconnects, which we expect will drive adoption of higher speed optical and photonic links. We expect our revenue in the Telecom market to be driven, in part, by 5G and future generation telecommunication deployments and expansion of optical networks, with continued upgrades and expansion of communications equipment and increasing adoption of bandwidth-rich services.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles, RF jammers, electronic countermeasures, smart munitions and satellite communications. Military applications are becoming more sophisticated and requiring more high-speed bandwidth, favoring higher performance semiconductor ICs based on GaAs and GaN technologies due to their high power density, improved power efficiency and broadband capability.
We believe that our analog design capabilities, technology portfolio, in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Further, we have been accredited by the United States Department of Defense with Trusted Foundry status which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (“MMICs”), control components, voltage-controlled oscillators, transformers, power pallets, amplifiers and diodes. We believe manufacturing products in our Lowell, Massachusetts Trusted Foundry offers us a competitive advantage in the I&D market because of certain customers’ requirements for a domestic supply chain.
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
In MRI systems, we provide critical non-magnetic diode products for body coils. For sensing and test and measurement applications, we believe our heterolithic microwave integrated circuit, or HMIC, process is ideal for high-performance, integrated bias networks and switches. Our catalog of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.
Data Center. Demand by Data Center providers for faster data delivery speeds at cost-effective prices is growing rapidly, where higher speeds are necessary to process the current growth in traffic. To solve these challenges, we leverage our broad optical and photonic portfolio of products to enable our customers to deliver optical transceivers that meet the requirements of today’s Data Center deployments. By building a comprehensive portfolio of complementary products that enable our customers’ optical transceiver applications, we can offer high performing, cost-effective component solutions for next-generation networks.
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

The table below presents our major product families.

MAJOR PRODUCT FAMILIES
Amplifiers	Lasers	Pin Diodes
Amplifier Linearizers	Laser Drivers	Radar Core Chips
Attenuators	Modulator Drivers	RF over Fiber Modules
Bias Networks	Limiters & Detectors	RF Power Pallets
Capacitors	Linear Equalizers	Schottky Diodes
Clock and Data Recovery	Low Noise Amplifiers	Silicon Transistors
Crosspoint Switches	MMIC Power Amplifiers	SDI Cable Products
Filters	Network Connectivity Solutions	Space Qualified Modules
Frequency Conversion	Optical Clock Recovery Modules	SSPA Modules
Frequency Generation	Passives	RF Switches
Front End Modules	Phase Shifters	Transimpedance Amplifiers
GaN Power Amplifiers	Phase Detectors	True Time Delays
Hybrid Amplifiers	Photodiodes	Varactor Diodes
Integrated IC & Modules	Photoreceivers
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
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, applications engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 29.3%, 24.0% and 30.9% of our revenue in fiscal years 2024, 2023 and 2022, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our resellers accounted for 11.3% of our revenue in fiscal year 2024 but did not exceed 10% in fiscal years 2023 and 2022. For fiscal years 2024, 2023 and 2022, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 47.0%, 51.5% and 47.1% of our revenue, respectively.
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
We primarily compete with Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Credo Technology Group Holding Ltd. (“Credo”), Marvell Technology Inc. (“Marvell”), MaxLinear Inc. (“MaxLinear”), Microchip Technology Incorporated (“Microchip”), NXP Semiconductors N.V. (“NXP”), Qorvo, Inc. (“Qorvo”), Semtech Corporation (“Semtech”), Skyworks Solutions, Inc. (“Skyworks”) and Sumitomo Electric Device Innovations, Inc. (“Sumitomo”).
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
 As of September 27, 2024, we had 726 U.S. and 451 foreign issued patents and 178 U.S. and 311 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2024 to 2043. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
The majority of our internal wafer fabrication and internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters. We also operate wafer fabrication facilities in Ann Arbor, Michigan and in Limeil-Brévannes, France and we expect to assume control of a wafer fabrication facility in Research Triangle Park, North Carolina in the future. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allows us to efficiently produce a wide range of low, medium and high-volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan, Hamilton, New Jersey, Morgan Hill, California, Limeil-Brévannes, France and Hsinchu, Taiwan locations.
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
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. The following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Ann Arbor, Michigan; Ithaca, New York; Mesa, Arizona; Morgan Hill, Newport Beach and Santa Clara, California; Morrisville, North Carolina; Nashua, New Hampshire; Hamilton, New Jersey; Hsinchu, Taiwan; Cork, Ireland; and Limeil-Brévannes, France. The following facilities have also achieved certification to the AS9100D aerospace standard: Lowell, Massachusetts; Ann Arbor, Michigan; Hamilton, New Jersey; Mesa, Arizona; Morgan Hill, California; Morrisville, North Carolina; and Nashua, New Hampshire. In addition, our Lowell, Massachusetts facility has received IATF16949:2016 automotive quality management system certification and the ISO 14001:2015 environmental management system certification.
The ESD Association provides standards for safe and proper handling of electrostatic discharge (“ESD”) in electronic manufacturing environments. Our following locations have each received ANSI/ESD S20.20:2021 certification: Lowell, Massachusetts; Ann Arbor, Michigan; Newport Beach, California; Morrisville, North Carolina; Nashua, New Hampshire; and Hsinchu, Taiwan.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Most of our products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). Certain of our products and technology require an export license from BIS before we can export them to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Our European products and technologies are subject to the European Union Dual-Use Regulation (EU) No. 2021/821 (the “EU Regulation”), which governs the export of certain goods, software and technology that can be used for both civil and military applications. Certain of our products and technology require an export license under the EU Regulation before we can export them to specified countries. Similar controls exist in other jurisdictions. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. These regulations are constantly changing and may affect our ability to sell certain products in certain markets. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted products, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Workforce
Employees. As of September 27, 2024, we employed approximately 1,700 individuals worldwide, including approximately 700 in research and development (“R&D”). We have employees across 17 countries, with 73% in North America, 15% in Asia Pacific and 12% in Europe. None of our U.S.- or Asia-based employees are represented by a collective bargaining agreement; however, as of September 27, 2024, approximately 128 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
Approximately 70% of our workforce is male and 30% of our workforce is female. Females represented approximately 14% of our senior management and approximately 17% of our engineering roles.
Corporate Culture and Employee Engagement. We are committed to fostering a corporate culture that encourages and seeks the betterment of the Company and the communities in which we conduct business. Through our charitable giving program, we encourage employees to volunteer up to eight hours per year during working hours to the communities in which we operate. Additionally, our employees engage directly with the community, volunteering their time to a number of organizations. We strive to foster a sense of community and well-being that encourages our employees to focus on both their and the Company’s long-term success. We realize that continuous engagement with our employees in a transparent, collaborative manner that builds trust is vital to driving successful outcomes. Executive management regularly conducts town hall-style meetings with employees to address business operations, strategy, market conditions and other topics. This format encourages open dialogue and provides employees with an opportunity to ask questions and voice opinions and ideas.
Retention and Development. We devote substantial efforts to retaining, motivating and supporting our employees, including by providing tuition and professional development reimbursement to eligible employees as well as opportunities for internal growth and advancement. Performance reviews are conducted at least annually for all employees, during which employees and managers address goals, development opportunities, strengths and areas for improvement. We have also maintained an internship program that supports the professional development of interns and serves as a recruitment tool for full-time employees. We monitor voluntary attrition as an indicator of employee engagement. During fiscal year 2024, our voluntary attrition rate was approximately 7%.
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
We regularly use our employee newsletter, internal web page and communications meetings to share information, opportunities and updates with our workforce on our DEI&B and other initiatives. We are committed to providing equal opportunity in all aspects of employment and do not tolerate discrimination or harassment of any kind. We maintain a policy against unlawful discrimination, harassment and retaliation which sets forth our position on the prohibition of all forms of discrimination and harassment in the workplace.
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
We have completed several acquisitions and divestitures to attempt to further align our businesses to our primary markets. Those recent transactions include:
In March 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state amplifiers (“SSPAs”), microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”). We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
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
In December 2023, we completed the acquisition of certain assets and specified liabilities of the RF business of Wolfspeed, Inc. (“Wolfspeed”) (the “RF Business,”). The RF Business includes a portfolio of GaN on Silicon Carbide products used in high-performance RF and microwave applications. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
Our acquisition strategy is intended to accelerate our growth, expand our technology portfolio, grow our addressable market and further create stockholder value.
Available Information
We maintain a website at www.macom.com, including an investors section, at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. We encourage investors to monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts, as well as our social media channels (MACOM’s LinkedIn, Facebook and YouTube pages and X account (@MACOMtweets)). You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above, as well as our LinkedIn, Facebook and YouTube pages and X account, are not incorporated into and should not be considered a part of this report.

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
Maintaining or growing our revenue will depend, among other things, on our ability to timely develop products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the ASPs of our products may decrease over time and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset price erosion. If we are not able to introduce products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of products in our industry is a highly complex process, and we have in the past, and may in the future, experience delays and failures in completing the development and introduction of new products. Our ability to successfully develop products depends on a number of factors, including accurate prediction of market requirements, changes in technology and evolving standards; the availability of qualified product designers and process technologies needed to solve design challenges in a cost-effective, reliable manner; our ability to design products that meet customers’ requirements; our ability to successfully design and manufacture products at competitive prices and volumes; our customers’ acceptance of our product designs; the acceptance of our customers’ products by the market and the lifecycle of such products; the strength of and ability to protect our intellectual property rights; our ability to obtain, on commercially reasonable terms, licenses to necessary third party intellectual property rights; and our ability to maintain and increase our level of product content in our customers’ systems.
A new product design effort may last over one year, and requires significant investment in engineering, as well as sales and marketing, which may take several years to recoup, if at all. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and others obtaining design wins. As a result, our gross margin may decrease, we may not reach our expected level of production orders and we may lose market share, which could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.
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
Our manufacturing headquarters, design facilities, assembly and test facilities and supply chain, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. Any catastrophic loss or significant damage to any of these facilities, particularly our Lowell, Massachusetts, Nashua, New Hampshire, Limeil-Brévannes, France, Morgan Hill, California and Hsinchu, Taiwan locations, as well as the Wolfspeed-managed fabrication facility in Durham, North Carolina, could materially disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and, in some instances, could significantly curtail our R&D efforts, and adversely affect our business and financial results, revenue and profitability.

We are subject to supply, order and shipment uncertainties. Our profitability will decline if we fail to accurately forecast customer demand when managing inventory.
We generally sell our products on the basis of purchase orders rather than long-term purchase commitments from our customers. Our customers can typically cancel purchase orders or defer product shipments for some period without incurring liability to us. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. We have limited visibility into our customers’ inventories, future customer demand and the product mix that our customers will require, which could adversely affect our production forecasts and operating margins. The difficulty in predicting demand may be compounded when we sell to OEM customers indirectly through distributors or contract manufacturers, as our forecasts of demand are then based on estimates provided by multiple parties. If we overestimate our customers’ requirements, we may have excess inventory, which could lead to obsolete inventory, write-downs and unexpected costs. Conversely, if we underestimate our customers’ requirements or are not able to secure components, materials and/or fabrication facility capacity, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships. Furthermore, obtaining additional supply may be costly or impossible due to supply chain constraints and inflationary pressures, which could prevent us from fulfilling orders in a timely manner or at all. If our own supply chain or others from whom our customers source are unable to deliver required components to our customers, then our customers may delay or cancel their product orders from us. Any significant future cancellation or deferral of product orders could adversely affect our revenue and margins, increase inventory write-downs due to obsolete inventory or adversely affect our operating results and stock price.
If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
Our future growth depends on our ability to anticipate demand and respond to it with products that address our customers' needs. To a significant extent, this growth depends on the continued growth in usage of advanced electronic systems in our primary markets: I&D, Data Center and Telecom. The rate and extent to which these markets will grow, if at all, is uncertain. For example, we have focused significant internal resources to address growth trends in the Data Center Market, but our ability to capitalize on this will depend on, among other things, the future size and actual growth rates of these markets, the next generation technologies selected by customers, the timing of network upgrades in these markets and the pace of adoption of our products in these markets. If demand for electronic systems that incorporate our products declines, fails to grow or grows more slowly than we anticipate, purchases of our products may be reduced, which will adversely affect our business, financial condition and results of operations.
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
In the fiscal year ended September 27, 2024, no direct customer individually accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 55.8% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
Inflation rates in the markets in which we operate may rise. Recent inflation has led us to experience higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise or maintain our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We rely on our information technology (“IT”) systems and services for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. These systems and services are both internally managed and outsourced, and, in many cases, we rely upon third party service providers. Any failure of these internal or third party systems and services to operate effectively could disrupt our operations and have a material adverse effect on our business, financial condition and/or results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although our internal IT team actively takes steps to protect our information and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise and/or exfiltrate our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. In addition, we have in the past and may in the future be subject to attacks in which third parties attempt to obtain personal information and or infiltrate our systems to obtain proprietary or confidential information, disrupt operations by deploying malicious code, viruses or malware (such as ransomware). Cyberattacks are increasing in number and sophistication, are often well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used by cyber attackers change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.

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
As of September 27, 2024, we had approximately $74.8 million in money market funds and $435.1 million in short-term investments, respectively. The debt security investments consisted of commercial paper, corporate bonds and U.S. Treasury securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.
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
Sales to customers located outside the U.S. accounted for 55.1% of our revenue for the fiscal year ended September 27, 2024. Sales to customers located in China and the Asia Pacific region typically account for a large portion of our overall sales to customers located outside the U.S. For example, fiscal year 2024 sales to customers in China and the Asia Pacific region accounted for 24.4% and 12.2% of total fiscal year 2024 sales, respectively. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, domestic semiconductor supply chain initiatives, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in October 2022 and 2023, the BIS introduced restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which restrict or prohibit the ability to sell, ship and support certain equipment and services to China. Such actions in the future, as well as China’s continuously evolving policies, laws and regulations, including those related to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation (including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers) and intellectual property rights and enforcement and protection of those rights, could increase the cost of doing business in China, foster the emergence of additional Chinese-based competitors and/or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations. Additionally, other factors affecting the Chinese economy, such as government-imposed lockdowns in response to a pandemic, inflation, geopolitical conflict, or otherwise, could limit the demand in China for electronic devices containing our products, which could have a material adverse effect on our business and results of operations.
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

The majority of our contract assembly, packaging and test vendors are located in Asia. We generally do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, our international manufacturing suppliers may not continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. From time to time, we may attempt to hedge our exposure to foreign currency risk by buying currency contracts or otherwise, and any such efforts involve expense and associated risk that the currencies involved may not behave as we expect and we may lose money on such hedging strategies or not properly hedge our risk.
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
A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have, from time to time, caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Geopolitical issues (including, but not limited to China-Taiwan relations), macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Risks Relating to Business Strategies and Personnel
We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, our significant competitors include, among others, ADI, Broadcom, Credo, Marvell, MaxLinear, Microchip, NXP, Qorvo, Semtech, Skyworks and Sumitomo as well as increased competition from Chinese companies.
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
We may be unable to realize the expected benefits from acquisitions of companies and certain businesses of companies because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.
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
We believe our continued ability to recruit, hire, retain and motivate highly skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense. Our failure to retain our present employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In particular, the loss of any member of our senior management team could strengthen a competitor, weaken customer relationships or harm our ability to implement our business strategy. In addition, from time to time, we may recruit and hire employees from our competitors, customers, suppliers and distributors, which could result in liability to us and damage our business relationship with these parties.
We depend on third-party sales representatives and distributors for a material portion of our revenues.

We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 29.3% of our revenue for the fiscal year ended September 27, 2024. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
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
We operate leased semiconductor wafer processing and manufacturing facilities at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan and Limeil-Brévannes, France sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Hamilton, New Jersey, Morgan Hill, California, Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. The effectiveness of our supply chain could be adversely affected by such issues and harm our results of operations. In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”), which provides certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the U.S., which may potentially be available to us and our competitors;

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
The semiconductor industry requires substantial investment in technology as well as R&D in order to bring to market new and enhanced technologies and products. Our R&D expenses were $182.2 million for the fiscal year ended September 27, 2024. In each of the last three fiscal years, we invested in R&D as part of our strategy toward the development of innovative products and solutions to help support our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our R&D expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in R&D required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may generate an inadequate return on investment, if any, or may take longer than we anticipate to generate a return. For example, we have in the past and may continue to experience additional and new unexpected difficulties, expenses or delays in qualifying and completing certain of our development projects including our

GaN-on-Silicon, certain Laser products and our Air Force Research Laboratory related process technology transfer. These development risks may be associated with internal MACOM capabilities and/or external factors, which may include, but not limited to, matters with one or more third party foundries, assembly and test suppliers, qualifying related products with our customers and marketing efforts, and we may not be successful in process or product qualification and/or manufacturing cost reductions. In addition, we may not realize the competitive advantage we anticipate from related investments and may not realize customer demand that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We may not be successful in our R&D efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher R&D expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully outsourced turnkey manufacturing of our products. We expect to increase our use of outsourced manufacturing in the future as a strategy. Any substantial disruption in the contract manufacturing services that we utilize as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations. Further, the use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. These vendors may choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so we may be liable for resulting damages and expense incurred by our customers.
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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits (including, but not limited to through the CHIPS Act), material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of September 27, 2024, we had $265.1 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the 2017 Tax Cuts and Jobs Act (“Tax Act”), will expire at various dates through 2036, while those generated subsequent to the Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited. Realization of our deferred tax assets is dependent upon us generating sufficient future taxable income. Deferred tax assets are reviewed and assessed on a periodic basis for future realizability. Future charges against our earnings could result in all or some portion of the deferred tax asset to not be realized. This could be caused by, among other things, deterioration in our operational performance, future impairment charges, adverse market conditions, geopolitical unrest, adverse changes in tax and other applicable laws or regulations and a variety of other factors. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
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
Sustainability-related regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
There has been an increased focus on corporate sustainability responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include sustainability-related provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate sustainability policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate sustainability practices and disclosure are subject to change, can be unpredictable and may be difficult and expensive for us to comply with, given the complexity of our supply chain and manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions or meet the requirements of our customers or our investors, a customer may stop purchasing products from us or an investor may sell their shares and/or take legal action against us, which could harm our reputation, revenue and results of operations.
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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on processing personal data across our business. For example, the General Data Protection Regulation (“GDPR”) requires compliance with rules regarding the handling of personal data belonging to individuals in the European Economic Area, and the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) provide enhanced privacy rights and consumer protection for residents of California. It is costly to comply with the GDPR, CCPA, CPRA and other similar laws and regulations. Further, a number of these laws and regulations provide for significant penalties in the case of non-compliance. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the applicable data privacy regimes.

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
For example, between July 8, 2024 and August 7, 2024, the market price of our common stock had a cumulative decline of approximately 18.8%. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our largest stockholder controls a significant amount of our outstanding common stock. As of September 27, 2024, Susan Ocampo beneficially owned 17.8% of our common stock. As a result, these stockholders will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of this stockholder may not always coincide with your interests or the interests of other stockholders.
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
Our ability to make payments of the principal of, to pay interest on, or to refinance, our 2026 Convertible Notes (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report), or to make cash payments in connection with any conversion of the 2026 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the 2026 Convertible Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2026 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. Cybersecurity.
Risk management and strategy.
We recognize the importance of developing, implementing and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity and availability of our data.
Managing Material Risks & Integrated Risk Management

In the ordinary course of our business, we and our third-party service providers collect, maintain and transmit sensitive data on our networks and systems, including Company and third-party intellectual property and proprietary or confidential business information (such as research data and personal information). The secure maintenance of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers and customers may be vulnerable to a cyber-attack.
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations, at least annually or whenever there are material changes to our systems or operations.
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our risk management team collaborates with our Head of Information Security to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents.
Engaging Third Parties on Risk Management
As part of our risk management process, we engage with a range of outside providers, including cybersecurity assessors, consultants, legal advisors and auditors, to conduct periodic internal and external assessments, including, but not limited to, penetration testing. Our collaboration with these third parties also includes regular audits, threat assessments and consultation on security enhancements.
Overseeing Third-party Risk
We rely on the third parties for various business functions. In certain circumstances, our third-party services providers have access to some of our information systems and data, depending on the nature of their engagements with us, and we rely on such third parties for the continuous operation of our business operations. Because we are aware of the risks associated with third-party service providers, we conduct vendor diligence and security assessments of third-party providers before engagement and maintain ongoing monitoring to oversee compliance with our cybersecurity standards.
Monitoring Cybersecurity Incidents
The Head of Information Security implements and oversees processes for the monitoring of our information systems. This includes, but is not limited to, the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have implemented an incident response plan, which includes actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Risks from Cybersecurity Threats
As of the date of this report, we are not aware of a cybersecurity incident that resulted in a material effect on our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems” under Item 1A. Risk Factors.
Governance.
Board of Directors Oversight
Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity. At least once per year and following any material cybersecurity incidents, the Audit Committee reviews our assessment and management of information security, cybersecurity and technology risks, including the information security and risk management programs and strategies and mitigation strategies. The Audit Committee also reviews the response to data security incidents and breaches as well as the management of third-party cybersecurity risk.
Management’s Role Managing Risk
At the management level, our cybersecurity program is managed by our Head of Information Security, who reports to our Vice President of Information Technology. Our Head of Information Security has over twenty-five years of information technology experience, with five years of experience in the information security space. Our Head of Information Security holds a Bachelor of Science in Computer Science and a Master of Business Administration.
ITEM 2. PROPERTIES.
Our principal executive offices are located in a leased facility in Lowell, Massachusetts. In addition to our corporate headquarters facility the following is a list of our main leased facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2043
Limeil-Brévannes, France	A, P&F, T&A, S&M and RT	164,752	October 2024
Morgan Hill, California	A, P&F, R&D, AE, RT, T&A	83,828	February 2028
Newport Beach, California	R&D, AE and S&M	57,412	December 2029
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2026
Santa Clara, California	R&D, AE and S&M	46,270	October 2024
Nashua, New Hampshire	R&D, T&A, P&F and RT	33,750	December 2027
Hamilton, New Jersey	A, T&A, AE, R&D, S&M and RT	25,750	November 2033
Durham, North Carolina	R&D, S&M	25,660	December 2025
Hsinchu, Taiwan	P&F, T&A and RT	24,282	December 2027
Milpitas, California	R&D, AE and S&M	22,246	September 2029
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 6, 2024 was approximately 73. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from September 27, 2019 through September 27, 2024 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $21.68 on September 27, 2019 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of September 27, 2019, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among MACOM Technology Solutions Holdings, Inc., the Nasdaq Composite Index,
and the PHLX Semiconductor Index
$550
$440
$330
$220
$110
$-
9/27/2019
10/2/2020
10/1/2021
9/30/2022
9/29/2023
9/27/2024
MACOM Technology Solutions Holdings, Inc.
NASDAQ Composite Index
PHLX Semiconductor Sector Index

	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023	September 27, 2024

MACOM Technology Solutions Holdings, Inc.	$100.00	$155.90	$301.38	$238.88	$376.29	$514.39
Nasdaq Composite Index	$100.00	$140.86	$186.51	$136.43	$172.05	$237.60
PHLX Semiconductor Index	$100.00	$143.96	$211.37	$149.51	$222.59	$338.15
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended September 27, 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2024—July 26, 2024	737	$111.30	—	—
July 27, 2024—August 23, 2024	1,690	103.13	—	—
August 24, 2024—September 27, 2024	845	101.45	—	—
Total	3,272	$104.53	—	—
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in “Item 1A - Risk Factors” and elsewhere in this Annual Report.
The following section generally discusses our financial condition and results of operations for our fiscal year ended September 27, 2024 (“fiscal year 2024”) compared to our fiscal year ended September 29, 2023 (“fiscal year 2023”). A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to our fiscal year ended September 30, 2022 (“fiscal year 2022”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2023.

OVERVIEW
We design and manufacture semiconductor products and solutions for I&D, Data Center and Telecom industries. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, GaAs, GaN and InP fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated semiconductor products and solutions for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include ICs, MCMs, diodes, amplifiers, switches and switch limiters, passive and active components and RF and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and future generation infrastructure, satellite communications and FTTx/PON, among others.
See “Item 1 - Business” for additional information.
Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2024, 2023 and 2022 each consisted of 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year.
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
We expect our revenue in the Data Center market to be driven by the adoption of higher speed processing technologies and the upgrade of data center architectures to 100G, 200G, 400G, 800G and 1.6T interconnects, which we expect will drive adoption of higher speed optical and photonic components.
We expect our revenue in the Telecom market to be driven by 5G deployments, with continued upgrades and expansion of communications equipment, satellite communications networks and increasing adoption of our high-performance RF, millimeter wave, optical and photonic components.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and could be material if our actual or expected experience were to change unexpectedly. On an ongoing basis, we re-evaluate our estimates and judgments.
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
Revenue reserves
We establish revenue reserves, primarily for product returns, price adjustments and stock rotations for products sold. Each revenue reserve requires the use of judgment and estimates that impact the amount and timing of revenue recognition. We record reductions of revenue for such reserve adjustments, in the same period that the related revenue is recorded. The reserves are estimated based on the expected value method derived from historical data, current expectations and economic conditions, and contractual terms with customers, including distributors. The actual pricing adjustments granted may significantly exceed or be less than the historical estimates resulting in adjustments to revenue in the incorrect period.
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
On a periodic basis, we reassess valuation allowances on our deferred tax assets, weighing positive and negative evidence, to assess recoverability. We determined that the valuation allowance on the majority of our domestic Net Operating Losses (“NOL”) and R&D tax credit carryforwards and other deferred tax assets should be released as of September 30, 2022. In making this determination, we considered positive evidence, including significant cumulative consolidated and U.S. income over the three years ended September 30, 2022, continued revenue growth combined with profitability and expectations regarding financial forecasts. We also considered negative evidence, including the uncertainty relating to the economic and geopolitical environment and global supply chain.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2024	2023	2022

Revenue	$729,578	$648,407	$675,170
Cost of revenue (1)	335,805	262,610	268,989
Gross profit	393,773	385,797	406,181
Operating expenses:
Research and development (1)	182,158	148,545	148,228
Selling, general and administrative (1) (2)	137,949	129,852	125,279
Total operating expenses	320,107	278,397	273,507
Income from operations	73,666	107,400	132,674
Other income (expense):
Interest income	22,986	20,807	4,251
Interest expense	(5,136)	(12,384)	(8,551)
Other income (expense), net (3)	10	(665)	114,746
Other income, net	17,860	7,758	110,446
Income before income taxes	91,526	115,158	243,120
Income tax expense (benefit) (4)	14,667	23,581	(196,835)
Net income	$76,859	$91,577	$439,955
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2024	2023	2022
(a) Intangible amortization expense:
Cost of revenue	$14,790	$4,369	$7,839
Research and development	4,763	—	—
Selling, general and administrative	17,612	23,735	25,592
Total intangible amortization expense	$37,165	$28,104	$33,431
(b) Share-based compensation expense:
Cost of revenue	$5,938	$4,325	$4,038
Research and development	18,072	14,808	14,940
Selling, general and administrative	21,634	18,970	22,207
Total share-based compensation expense	$45,644	$38,103	$41,185
(2)Fiscal years 2024 and 2023 includes $7.7 million and $9.1 million, respectively, of acquisition transaction costs.
(3)Fiscal year 2022 includes a gain on sale of our equity method investment of $118.2 million and includes a non-cash net loss of $3.3 million associated with our equity method investment based on our proportionate share of its losses and changes in equity. See Note 5 - Investments to the Consolidated Financial Statements included in this Annual Report for additional information.
(4)Fiscal years 2024, 2023 and 2022 includes a non-cash benefit of $3.6 million, $12.1 million and $202.8 million, respectively, related to the partial release of our valuation allowance. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.

The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.0	40.5	39.8
Gross profit	54.0	59.5	60.2
Operating expenses:
Research and development	25.0	22.9	22.0
Selling, general and administrative	18.9	20.0	18.6
Total operating expenses	43.9	42.9	40.5
Income from operations	10.1	16.6	19.7
Other income (expense):
Interest income	3.1	3.2	0.6
Interest expense	(0.7)	(1.9)	(1.2)
Other income (expense), net	—	(0.1)	17.0
Total other income, net	2.4	1.2	16.4
Income before income taxes	12.5	17.8	36.0
Income tax expense (benefit)	2.0	3.7	(29.2)
Net income	10.5%	14.1%	65.2%
Comparison of Fiscal Year Ended September 27, 2024 to Fiscal Year Ended September 29, 2023
Revenue. In fiscal year 2024, our revenue increased by $81.2 million, or 12.5%, to $729.6 million from $648.4 million for fiscal year 2023. Fiscal years 2024 and 2023 each consisted of 52 weeks.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2024	2023	% Change
Industrial & Defense	$351,639	$317,128	10.9%
Data Center	197,875	146,982	34.6%
Telecom	180,064	184,297	(2.3)%
Total	$729,578	$648,407	12.5%

Industrial & Defense	48.2%	48.9%
Data Center	27.1%	22.7%
Telecom	24.7%	28.4%
Total	100.0%	100.0%
In fiscal year 2024, our I&D market revenue increased by $34.5 million, or 10.9%, compared to fiscal year 2023. The increase was primarily driven by revenue from recent acquisitions, partially offset by lower sales of legacy products for industrial markets.
In fiscal year 2024, our Data Center market revenue increased by $50.9 million, or 34.6%, compared to fiscal year 2023. The increase was primarily driven by an increase in sales of 400G and 800G high-performance analog Data Center products, partially offset by a decrease in sales of our legacy connectivity products.
In fiscal year 2024, our Telecom market revenue decreased by $4.2 million, or 2.3%, compared to fiscal year 2023. The decrease was primarily driven by a decrease in sales in broadband access, PON, carrier-based optical semiconductor products and other telecom markets, partially offset by incremental revenue from recent acquisitions.
We continue to be negatively impacted by the current macroeconomic conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets.
Gross profit. In fiscal year 2024, our gross profit increased by $8.0 million, or 2.1%, compared to fiscal year 2023. Gross margin of 54.0% in fiscal year 2024 decreased 550 basis points, compared to fiscal year 2023. The increase in gross profit during 2024 was primarily as a result of higher sales primarily driven by recent acquisitions, partially offset by product mix, increased employee-related costs, primarily driven by headcount from acquisitions, higher intangible asset amortization and depreciation expense.
Research and development. In fiscal year 2024, research and development expense increased by $33.6 million, or 22.6%, to $182.2 million, representing 25.0% of revenue, compared with $148.5 million, representing 22.9% of revenue, in fiscal year 2023. Research and development expense increased during fiscal year 2024 primarily as a result of increases in employee-related costs, driven by higher headcount associated with acquisitions, higher intangible asset amortization and share-based compensation expense.

Selling, general and administrative. In fiscal year 2024, selling, general and administrative expenses increased by $8.1 million, or 6.2%, to $137.9 million, or 18.9% of revenue, compared with $129.9 million, or 20.0% of revenue, for fiscal year 2023. Selling, general and administrative expenses increased during fiscal year 2024 primarily due to increases in employee-related costs, primarily driven by headcount from acquisitions, and share-based compensation, partially offset by lower professional fees and intangible amortization.
Interest income. In fiscal year 2024, interest income was $23.0 million, or 3.1% of our revenue, compared to $20.8 million of interest income, or 3.2% of our revenue, for fiscal year 2023. The change in fiscal year 2024 is primarily due to the general increase in interest rates on our short-term investments and due to the increase in our short-term investments.
Interest expense. In fiscal year 2024, interest expense was $5.1 million, or 0.7% of our revenue, compared to $12.4 million of interest expense, or 1.9% of our revenue, for fiscal year 2023. The decrease in fiscal year 2024 is primarily due to the August 2023 payment of the total outstanding principal balance of the Term Loans (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report).
Income tax expense. In fiscal year 2024, income tax expense was $14.7 million, or 2.0% of revenue, compared to an expense of $23.6 million, or 3.7% of revenue, for fiscal year 2023. The decrease in the provision is primarily due to lower Income before taxes, the Foreign-derived intangible income deduction in the fiscal year ended September 27, 2024 plus a $3.6 million partial release of the valuation allowance, primarily relating to our domestic NOL and R&D tax credit carryforwards, released in our fiscal fourth quarter of 2024.
For fiscal year 2024, our effective tax rate was 16.0%. Our effective tax rate for fiscal year 2024, as compared to the U.S. federal income tax rate of 21%, is impacted primarily by income earned outside the U.S. (i.e., global intangible low taxed income), resulting in a 12.7% increase, offset primarily by research and development credits, resulting in a 9.4% decrease, Foreign-derived intangible income deduction, resulting in a 4.5% decrease and partial release of our valuation allowance, resulting in a 4.0% decrease. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended September 27, 2024 and September 29, 2023, respectively (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Cash and cash equivalents, beginning of period	$173,952	$119,952
Net cash provided by operating activities	162,640	166,917
Net cash used in investing activities	(181,133)	36,341
Net cash used in financing activities	(9,064)	(149,020)
Effect of exchange rates on cash balances	411	(238)
Cash and cash equivalents, end of period	$146,806	$173,952
Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2024 was $162.6 million and consisted of a net income of $76.9 million, plus adjustments to reconcile our net income to cash provided by operating activities of $116.8 million, and cash used by operating assets and liabilities of $31.0 million. Adjustments to reconcile our net income to cash provided by operating activities of $116.8 million primarily included depreciation and intangible amortization expense of $67.2 million, share-based compensation expense of $45.6 million and deferred income tax expense of $4.9 million, partially offset by $7.6 million in amortization on marketable securities. In addition, cash used by operating assets and liabilities was $31.0 million for fiscal year 2024, primarily driven by an increase in inventory of $30.2 million, an increase in accounts receivable of $16.8 million and a decrease in accrued and other liabilities of $7.3 million, partially offset by an increase in accounts payable of $18.2 million.
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

Cash Flow from Investing Activities:
Our cash flow used in investing activities for fiscal year 2024 of $181.1 million consisted primarily of cash paid for acquisitions, net of cash acquired of $72.6 million, capital expenditures of $22.4 million, purchases of $426.6 million of short-term investments and other investing activities of $4.3 million, offset by proceeds of $344.8 million for the sale and maturities of short-term investments. For additional information on the cash paid for our acquisitions, net of cash acquired, see Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report.
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
Cash Flow from Financing Activities:
During fiscal year 2024, our cash used in financing activities of $9.1 million was primarily related to $14.2 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $6.6 million of proceeds from stock option exercises and employee stock purchases.
During fiscal year 2023, our cash used in financing activities of $149.0 million was primarily related to the $120.8 million payment of the total outstanding principal balance of our Term Loans (as defined in Note 15 - Debt), $32.6 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $5.6 million of proceeds from employee stock purchases. For additional information on the payment of the total outstanding principal balance of our Term Loans, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
Liquidity
As of September 27, 2024, we held $146.8 million of cash and cash equivalents, primarily deposited with financial institutions as well as $435.1 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of September 27, 2024, cash held by our indefinitely reinvested foreign subsidiaries was $6.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
Holders of the 2026 Convertible Notes (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report) may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 in multiples of $1,000 principal amount, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to $106.76 for the notes on each applicable trading day. We made an irrevocable election to pay cash for the principal amount of notes to be converted. The aggregate principal balance of the 2026 Convertible Notes is $450.0 million.
We plan to use our remaining available cash and cash equivalents and short-term investments for general corporate purposes, including working capital, payment on the 2026 Convertible Notes and leases, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.
As of September 27, 2024, we had no off-balance sheet arrangements.
For additional information related to our Liquidity and Capital Resources, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
Our other significant contractual payment obligations consist of purchase agreements and other commitments. We have purchase commitments of $151.1 million primarily related to services and inventory supply arrangements of which approximately $138.7 million is non-cancelable. In addition, we have $23.9 million in fixed payments associated with a power purchase agreement that commenced in fiscal 2023 and has a remaining 13-year term. See Note 16- Financing Obligation for additional detail on the power purchase agreement. Lastly, we have a purchase commitment of $6.7 million related to amounts payable for software over a two year period.
As of September 27, 2024, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk.
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $5.8 million impact on our interest income, based on cash and cash equivalents and short-term investments balances as of September 27, 2024. We believe that a change in interest rates would not have a material impact on our results of operations, however, it could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
The interest rates on our 2026 Convertible Notes are fixed and therefore not subject to interest rate risk. For additional information regarding our Convertible Notes, refer to Note 15 - Debt.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of September 27, 2024, we had $34.4 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. These forward contracts had a fair value of $0.1 million as of September 27, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended September 27, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of September 27, 2024, the Company has inventories of $194.5 million, net of excess quantities and obsolescence reserves.

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
November 12, 2024

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$146,806	$173,952
Short-term investments	435,082	340,574
Accounts receivable, net	105,700	91,253
Inventories	194,490	136,300
Prepaid and other current assets	21,000	19,114
Total current assets	903,078	761,193
Property and equipment, net	176,017	149,496
Goodwill	332,201	323,398
Intangible assets, net	76,088	66,994
Deferred income taxes	212,495	218,107
Other long-term assets	55,761	34,056
Total assets	$1,755,640	$1,553,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	43,202	24,966
Accrued liabilities	64,336	57,397
Current portion of finance lease obligations	646	1,162
Total current liabilities	108,184	83,525
Finance lease obligations, less current portion	31,130	31,776
Financing obligation	9,006	9,307
Long-term debt	448,281	447,134
Other long-term liabilities	32,696	33,902
Total liabilities	629,297	605,644
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, 0.001 par value, 300,000 shares authorized; 72,219 and 71,013 shares issued and 72,196 and 70,990 shares outstanding as of September 27, 2024 and September 29, 2023, respectively	72	71
Treasury Stock, at cost, 23 shares as of both September 27, 2024 and September 29, 2023	(330)	(330)
Accumulated other comprehensive income (loss)	2,505	(3,635)
Additional paid-in capital	1,309,946	1,214,203
Accumulated deficit	(185,850)	(262,709)
Total stockholders' equity	1,126,343	947,600
Total liabilities and stockholders' equity	$1,755,640	$1,553,244
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2024	2023	2022
Revenue	$729,578	$648,407	$675,170
Cost of revenue	335,805	262,610	268,989
Gross profit	393,773	385,797	406,181
Operating expenses:
Research and development	182,158	148,545	148,228
Selling, general and administrative	137,949	129,852	125,279
Total operating expenses	320,107	278,397	273,507
Income from operations	73,666	107,400	132,674
Other income (expense):
Interest income	22,986	20,807	4,251
Interest expense	(5,136)	(12,384)	(8,551)
Other income (expense), net	10	(665)	114,746
Total other income, net	17,860	7,758	110,446
Income before income taxes	91,526	115,158	243,120
Income tax expense (benefit)	14,667	23,581	(196,835)
Net income	$76,859	$91,577	$439,955

Net income per share:
Income per share - basic	$1.07	$1.29	$6.30
Income per share - diluted	$1.04	$1.28	$6.18
Shares used:
Basic	71,959	70,801	69,783
Diluted	73,575	71,503	71,166
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Years
	2024	2023	2022
Net income	$76,859	$91,577	$439,955
Unrealized gain (loss) on short-term investments, net of tax	3,960	3,644	(5,895)
Foreign currency translation gain (loss), net of tax	2,180	(1,428)	(4,106)
Other comprehensive income (loss), net of tax	6,140	2,216	(10,001)
Total comprehensive income	$82,999	$93,793	$429,954
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance as of October 1, 2021	68,877	$69	(23)	$(330)	$4,150	$1,269,601	$(801,754)	$471,736
Stock option exercises	190	—	—	—	—	2,688	—	2,688
Vesting of restricted common stock and units	1,355	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,364	—	5,364
Common stock withheld for taxes on employee equity awards	(521)	—	—	—	—	(36,003)	—	(36,003)
Share-based compensation	—	—	—	—	—	41,185	—	41,185
Other comprehensive loss, net of tax	—	—	—	—	(10,001)	—	—	(10,001)
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	—	—	—	(79,690)	7,513	(72,177)
Net income	—	—	—	—	—	—	439,955	439,955
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,408	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,574	—	5,574
Common stock withheld for taxes on employee equity awards	(538)	—	—	—	—	(32,619)	—	(32,619)
Share-based compensation	—	—	—	—	—	38,103	—	38,103
Other comprehensive income, net of tax	—	—	—	—	2,216	—	—	2,216
Net income	—	—	—	—	—	—	91,577	91,577
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	10	—	—	—	—	161	—	161
Vesting of restricted common stock and units	557	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116	—	—	—	—	6,425	—	6,425
Common stock withheld for taxes on employee equity awards	(189)	—	—	—	—	(14,219)	—	(14,219)
Share-based compensation	—	—	—	—	—	45,644	—	45,644
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	6,140	—	—	6,140
Net income	—	—	—	—	—	—	76,859	76,859
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,859	$91,577	$439,955
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and intangible amortization	67,249	52,153	57,229
Share-based compensation	45,644	38,103	41,185
Deferred financing costs amortization and write-offs	1,146	1,980	1,692
Deferred income taxes	4,947	19,798	(200,431)
Amortization on marketable securities, net	(7,562)	(11,780)	11
Gain on equity investments, net	—	—	(114,908)
Other adjustments, net	5,387	2,852	(1,059)
Change in operating assets and liabilities:
Accounts receivable	(16,805)	12,253	(16,981)
Inventories	(30,225)	(10,570)	(32,261)
Prepaid expenses and other assets	3,407	(928)	5,567
Accounts payable	18,230	(6,730)	2,383
Accrued and other liabilities	(7,325)	(21,315)	(5,643)
Income taxes	1,688	(476)	243
Net cash provided by operating activities	162,640	166,917	176,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(72,615)	(87,692)	—
Proceeds from sale of equity method investment	—	—	127,750
Purchases of property and equipment	(22,440)	(24,699)	(26,513)
Proceeds from sale of property and equipment	—	8,005	23
Other investing	(4,326)	—	—
Proceeds from sales and maturities of short-term investments	344,812	515,823	244,644
Purchases of short-term investments	(426,564)	(375,096)	(528,765)
Net cash (used in) provided by investing activities	(181,133)	36,341	(182,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	—	(120,766)	—
Payments for finance leases and other	(1,431)	(1,209)	(957)
Proceeds from stock option exercises and employee stock purchases	6,586	5,574	8,052
Common stock withheld for taxes on employee equity awards	(14,219)	(32,619)	(36,003)
Net cash used in financing activities	(9,064)	(149,020)	(28,908)
Foreign currency effect on cash	411	(238)	(1,798)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,146)	54,000	(36,585)
CASH AND CASH EQUIVALENTS — Beginning of year	173,952	119,952	156,537
CASH AND CASH EQUIVALENTS — End of year	$146,806	$173,952	$119,952

Supplemental disclosure of non-cash activities (See Note 23 - Supplemental Cash Flow Information)
Issuance of common stock in connection with the RF Business Acquisition (See Note 4 - Acquisitions	$57,733	$—	$—
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
MACOM Technology Solutions Holdings, Inc. (the “Company”) was incorporated in Delaware on March 25, 2009. We design, develop and manufacture differentiated semiconductor products and solutions for the I&D, Data Center and Telecom industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. Refer to Item 1 - Business, for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation—We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2024, 2023 and 2022 each included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter.
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
Foreign Currency Translation and Remeasurement—Our consolidated financial statements are presented in U.S. dollars. While the majority of our foreign operations use the U.S. dollar as the functional currency, the financial statements of our foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates (for assets and liabilities), historical rates for equity and at average exchange rates (for revenue and expenses). The unrealized translation gains and losses on the net investment in these foreign operations are accumulated as a component of other comprehensive income (loss).
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
Investments— Short-term investments: We classify our short-term investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value at period end. Unrealized gains and losses that are deemed to be unrelated to credit losses are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.
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

Our equity method investment, prior to its sale in fiscal year 2022, was reported at cost and adjusted each period for our share of the investee’s income or loss and dividends paid, if any, as well as any changes attributable to the equity of the investee that would impact our ownership.
Refer to Note 5 - Investments, for additional information.
Inventories—Inventories are stated at the lower of cost or net realizable value. We use a combination of standard cost and moving weighted-average cost methodologies to determine the cost basis for our inventories, approximating a first-in, first-out basis. The standard cost of finished goods and work-in-process inventory is composed of material, labor and manufacturing overhead, which approximates actual cost. In addition to stating inventory at the lower of cost or net realizable value, we also evaluate inventory each reporting period for excess quantities and obsolescence, and establish reserves when necessary based upon historical experience, assessment of economic conditions and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory.
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
Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the fair value to the carrying value of the reporting unit. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their fair values. We performed our annual impairment tests of our goodwill and indefinite-lived intangible assets and the results of these tests indicated that our goodwill and indefinite-lived intangible assets were not impaired in any of the three fiscal years ended September 27, 2024.
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
Other Intangible Assets—Our other intangible assets, including acquired technology, customer relationships, certain trade names and internal-use software, are definite-lived assets and are subject to amortization. We amortize definite-lived assets over their estimated useful lives, which range from two to fourteen years, generally based on the pattern over which we expect to receive the economic benefit from these assets.

Leases—We have operating leases for certain facilities. We have financing leases for our corporate headquarters, our fabrication facility in France and to a lesser extent, various manufacturing equipment. These leases expire at various dates through 2043, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
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
Our leases generally do not provide an implicit interest rate. As a result, we utilize current industry borrowing rates for similar companies with similar ratings.
Revenue Recognition—Our revenue is derived primarily from sales of high-performance RF, microwave, millimeter wave, optical and photonic semiconductor products into three primary markets: I&D, Data Center and Telecom.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of September 27, 2024 and September 29, 2023.
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
Earnings Per Share—Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Diluted net income per share reflects the dilutive effect of common stock equivalents, such as stock options, restricted stock units using the treasury stock method and convertible debt using the if-converted method.
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
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their fair value and classified as Level 1. Certificates of deposit consist of investments that mature in less than 1 year and are classified as Level 1. U.S. Treasury securities consist of U.S. Treasury Notes and U.S. Treasury T-Bills that mature in less than 1 year and are classified as Level 1. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. Broker dealer bids or quotes on securities with similar characteristics may also be used.
For forward foreign currency contracts, the significant inputs are over-the-counter quoted market prices for similar instruments and exchange rate curves of the foreign currency for translating future cash flows. These derivatives are classified as Level 2 as the fair value determination was based on observable inputs.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities.
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense using the straight-line method for service-based awards and the accelerated method for performance-based awards, and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the Consolidated Statements of Operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock unit awards, we use the closing stock price on the date of grant to estimate the fair value of the awards. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. We use the Monte Carlo Simulation analysis to estimate the fair value of restricted stock units and stock options with market conditions, inclusive of assumptions for risk free interest rates, expected term, expected volatility and the target price. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the options using historical data. In addition, we calculate our estimated volatility using our historical stock price volatility data. We use the Black-Scholes option-pricing model to estimate the fair value of stock options with service and performance conditions, inclusive of assumptions for risk-free interest rates, dividends, expected terms and estimated volatility. We account for forfeitures when they occur.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of September 27, 2024 and September 29, 2023. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends Account Standards Codification Topic 820, Fair Value Measurement (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We elected to early adopt ASU 2022-03 on September 30, 2023, and applied the amendment in measuring consideration transferred in the RF Business Acquisition (as defined in Note 4 - Acquisitions). As a result, we have not applied a discount for lack of marketability related to the RF Business Acquisition stockholder restrictions set forth in the asset purchase agreement (discussed in Note 4 - Acquisitions). However, the fair value of the shares was discounted for lack of marketability as the shares that were transferred were unregistered and legally restricted from being sold. See Note 4 - Acquisitions for additional information.
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
The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2024	2023	2022
Industrial & Defense	$351,639	$317,128	$294,341
Data Center	197,875	146,982	138,127
Telecom	180,064	184,297	242,702
Total	$729,578	$648,407	$675,170

	Fiscal Years
Revenue by Geographic Region	2024	2023	2022
United States	$327,682	$313,353	$315,276
China	177,696	129,875	175,978
Asia Pacific, excluding China (1)	89,294	90,673	107,112
Other Countries (2)	134,906	114,506	76,804
Total	$729,578	$648,407	$675,170

(1)Asia Pacific primarily represents Japan, Singapore, South Korea and Taiwan.
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
As of September 27, 2024, September 29, 2023 and September 30, 2022 our contract liabilities were $5.3 million, $2.8 million and $3.9 million, respectively. During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, we recognized net sales of $2.5 million, $3.8 million and $1.6 million, respectively, that were included in the contract liabilities balance at the beginning of the period. The increase in contract liabilities during the fiscal year ended September 27, 2024 was primarily related to deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
4. ACQUISITIONS
RF Business of Wolfspeed, Inc.—On December 2, 2023, we completed the acquisition of certain assets and specified liabilities of the RF business of Wolfspeed, Inc. (“Wolfspeed”) (the “RF Business,”), which was accounted for as a business combination (the “RF Business Acquisition”). The RF Business includes a portfolio of gallium nitride (“GaN”) on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business Acquisition, we expect to assume control of a wafer fabrication facility in Research Triangle Park, North Carolina (the “RTP Fab”) approximately two years following the closing of the RF Business Acquisition (the “RTP Fab Transfer”). Prior to the RTP Fab Transfer, Wolfspeed will continue to operate the facility and supply wafer product and other fabrication services to us pursuant to various agreements entered into between the parties concurrently with the closing of the RF Business Acquisition.
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash, subject to customary purchase price adjustments, and 711,528 shares of our common stock, with a fair value of $57.7 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition are subject to restrictions on the sale of shares until transfer of the RTP Fab to the Company is complete. In addition, if the RTP Fab has not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, Wolfspeed will forfeit 25.0% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the fiscal years ended September 27, 2024 and September 29, 2023, we incurred acquisition-related transaction costs of approximately $7.4 million and $4.2 million, respectively, which are included in selling, general and administrative expense in our Consolidated Statement of Operations.
The following table summarizes the preliminary estimate of the purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported September 27, 2024

Cash purchase consideration		$75,000	$(2,198)	$72,802
Number of shares of MACOM common stock issued at closing	711,528
Fair value of shares issued	$81.14
Equity purchase consideration		60,772	(3,039)	57,733
Total purchase consideration		$135,772	$(5,237)	$130,535

During the fiscal year ended September 27, 2024, the net working capital acquired was finalized, resulting in a refund of cash purchase consideration of $2.2 million. During the fiscal year ended September 27, 2024, we reduced the fair value of our common stock issued at the closing of the RF Business Acquisition by $3.0 million, representing the discount for lack of marketability as the shares were unregistered.
The purchase price for the RF Business Acquisition has been allocated based on preliminary estimates of fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At Acquisition Date as Reported December 29, 2023	Measurement Period Adjustments	At Acquisition Date as Reported September 27, 2024

Current assets	$160	$(121)	$39
Inventory	23,574	7,523	31,097
Property and equipment	35,415	—	35,415
Intangible assets	60,000	(18,000)	42,000
Prepayment for net assets associated with the RTP Fab Transfer	19,450	(3,200)	16,250
Other non-current assets	6,735	(898)	5,837
Goodwill	—	9,967	9,967
Total assets acquired	145,334	(4,729)	140,605
Current liabilities	6,474	408	6,882
Long-term liabilities	3,088	100	3,188
Total liabilities assumed	9,562	508	10,070
Purchase Price	$135,772	$(5,237)	$130,535
Intangible assets consist of technology, a favorable contract and customer relationships with fair values of $21.0 million, $14.5 million and $6.5 million, respectively, and useful lives of 4.8 years, 2.0 years and 8.8 years, respectively. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of technology, the favorable contract and customer relationships. We valued technology by using the relief-from-royalty method, the favorable contract by using the discounted cash flow method and customer relationships by using the multi-period excess earnings method. We valued backlog using the multi-period excess earnings method and determined that the value for backlog is zero. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, operating margin and discount rates. We used the cost and market approaches to determine the fair value of our property and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. During the fiscal year ended September 27, 2024, based on additional information, we updated inputs and assumptions used to calculate the fair value of certain assets and liabilities, primarily resulting in a decrease to the fair value of intangible assets of $18.0 million, an increase to the fair value of inventory of $7.5 million, with an offsetting increase to Goodwill. The goodwill acquired will be deductible for tax purposes.
The prepayment of $16.3 million for the net assets associated with the RTP Fab Transfer, classified in Other long-term assets in our consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $10.4 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we will assume control of at the time of the RTP Fab Transfer. We expect to enter into a 15-year lease for the RTP Fab after the RTP Fab Transfer occurs.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 27, 2024, the purchase price allocation for the RF Business remains open as we gather additional information regarding the fair value of consideration transferred, the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, inventory, property and equipment, leases, the prepayment for the assets and liabilities to be conveyed with the RTP Fab Transfer and contingencies.
The RF Business has been included in our consolidated financial statements since the date of acquisition. During the fiscal year ended September 27, 2024, the RF Business contributed $138.7 million of our total revenue. During the fiscal year ended September 27, 2024, the RF Business did not materially impact our consolidated net income.
Consolidated estimated pro forma unaudited revenue and net income (loss) as if the RF Business Acquisition had occurred on October 1, 2022, is as follows (in thousands):

	Fiscal Years
	2024	2023
Consolidated estimated pro forma unaudited revenue	$756,415	$793,017
Consolidated estimated pro forma unaudited net income (loss)	$55,991	$(72,728)
Pro forma revenue and net income (loss) was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net income (loss) includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the fiscal year ended September 27, 2024 were adjusted to exclude transaction costs incurred of $15.8 million, and pro forma earnings for the fiscal year ended September 29, 2023 were adjusted and include $42.0 million of transaction costs associated with the RF Business Acquisition. MACOM incurred total transaction costs of $11.5 million and the remaining $30.5 million was incurred by Wolfspeed.
MESC—On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and monolithic microwave integrated circuit (“MMIC”) processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency gallium arsenide (“GaAs”) and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the fiscal year ended September 27, 2024 and September 29, 2023, we incurred acquisition-related transaction costs of approximately $0.3 million and $2.8 million, respectively, which are included in selling, general and administrative expense in our Consolidated Statement of Operations. The MESC Acquisition was accounted for as a business combination and the operations of MESC have been included in our consolidated financial statements since the date of acquisition.
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

As part of the acquisition, we assumed a lease agreement for the manufacturing facilities in France that provides us with the option to purchase the real property for one Euro at the end of the lease term; in October 2024 we exercised this option and purchased the real property. As of September 27, 2024, there was a finance lease right-of-use-asset of $24.7 million in Property and equipment for this lease, originally valued at acquisition using a market approach.
Intangible assets consist of technology and customer relationships of $4.9 million and $1.1 million, respectively, both having useful lives of 8.3 years. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of our property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets.
Pro forma financial information for the fiscal years ended September 29, 2023 and September 30, 2022 is not material to our consolidated financial statements.
Linearizer Technology, Inc.—On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state power amplifiers (SSPAs), microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.4 million. We funded the Linearizer Acquisition with cash-on-hand. There were no transaction costs for the fiscal year ended September 27, 2024 associated with this acquisition. During the fiscal year ended September 29, 2023, we incurred acquisition-related transaction costs of approximately $2.1 million, which are included in selling, general and administrative expenses in our Consolidated Statement of Operations. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
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
Intangible assets consist of customer relationships, technology and a trade name with fair values of $20.7 million, $7.1 million and $1.8 million, respectively, and useful lives of 8.6 years, 7.6 years and 7.6 years, respectively. We used the income approach to determine the fair value of the definite-lived intangible assets and the cost and market approaches to determine the fair value of the property, plant and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. The intangible assets and goodwill acquired will be amortizable for tax purposes due to the IRC Section 338 election filed.
Pro forma financial information for the fiscal years ended September 29, 2023 and September 30, 2022 is not material to our consolidated financial statements.
5. INVESTMENTS
All short-term investments are invested in certificates of deposit, corporate bonds, commercial paper, U.S. Treasury securities and agency bonds, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 27, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$980	$—	$—	$980
Corporate bonds	303,296	2,047	(193)	305,150
Commercial paper	73,641	149	—	73,790
U.S. Treasuries and agency bonds	54,931	248	(17)	55,162
Total investments	$432,848	$2,444	$(210)	$435,082

	September 29, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$145,234	$—	$(2,845)	$142,389
Commercial paper	176,405	—	(129)	176,276
U.S. Treasury securities	21,895	18	(4)	21,909
Total investments	$343,534	$18	$(2,978)	$340,574
The contractual maturities of available-for-sale investments were as follows (in thousands):

September 27, 2024
Less than 1 year	$284,479
Over 1 year	150,603
Total investments	$435,082
We have determined that the gross unrealized losses on available for sale securities at September 27, 2024 and September 29, 2023 are temporary in nature and/or do not relate to credit loss, therefore there is no expense for credit losses recorded in our Consolidated Statements of Operations. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. We review our investments to identify and evaluate investments that have indications of possible impairment due to credit loss. Factors considered in determining whether a loss is due to credit loss include the extent to which fair value has been less than the cost basis, adverse conditions, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade as of September 27, 2024.
During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, we received proceeds from sales and maturities of available-for-sale securities of $344.8 million, $515.8 million and $244.6 million, respectively. The gross realized gains and losses of available-for-sale investments were immaterial in fiscal years 2024, 2023 and 2022 and were recorded within Other income (expense), net in each period presented in our Consolidated Statement of Operations.
During the fiscal year ended September 27, 2024, September 29, 2023 and September 30, 2022, Interest income on cash equivalents and short-term investments was $23.0 million, $20.8 million and $4.3 million, respectively.
Other Investments—On December 23, 2021, we sold our investment in a private company to one of the other limited liability company members, pursuant to the terms of a previously negotiated call option included in the private company’s limited liability company agreement, as amended and restated (the “LLC Agreement”), in exchange for a predetermined fixed price as set forth in the LLC Agreement of approximately $127.8 million in cash consideration. As a result of this transaction, during fiscal year 2022 we recorded a gain of $118.2 million in Other (expense) income, net in our Consolidated Statements of Operations.
This investment’s carrying value was updated quarterly based on our proportionate share of the gains or losses, as well as any changes in the private company’s equity, utilizing the equity method. During fiscal year 2022, we recorded $3.3 million of non-cash net losses associated with this equity method investment in Other (expense) income, net in our Consolidated Statements of Operations.
6. FAIR VALUE AND FINANCIAL INSTRUMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 27, 2024 and September 29, 2023.

Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	September 27, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$74,760	$74,760	$—	$—
Certificates of deposit	980	980	—	—
U.S. Treasuries and agency bonds	55,162	50,163	4,999	—
Corporate bonds	305,150	—	305,150	—
Commercial paper	73,790	—	73,790	—
Total assets measured at fair value	$509,842	$125,903	$383,939	$—
Liabilities
Non-designated foreign currency hedge contracts	$100	$—	$100	$—
Total liabilities measured at fair value	$100	$—	$100	$—

	September 29, 2023
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$111,388	$111,388	$—	$—
U.S. Treasury securities	21,910	21,910	—	—
Commercial paper	176,276	—	176,276	—
Corporate bonds	142,388	—	142,388	—
Total assets measured at fair value	$451,962	$133,298	$318,664	$—
Derivatives
We have foreign currency exposure arising from certain intercompany foreign currency denominated debt. We have entered into foreign currency exchange hedging contracts to partially mitigate the impact of the Euro and Yen currency rate changes on certain of our Euro and Yen denominated intercompany debt. They are not designated as cash flow or fair value hedges under ASC 815. Changes in fair value are reported in current period earnings. These gains and losses are intended to offset the gains and losses recorded on certain intercompany debt that are denominated in the Euro and Yen. We do not use derivative financial instruments for trading or speculation purposes.
As of September 27, 2024, we had $34.4 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. As of September 27, 2024, the fair value of derivative instruments not designated as hedges was $0.1 million and was presented in Accrued liabilities on the Consolidated Balance Sheets.
7. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances, including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Balance - beginning of year	$2,004	$2,446	$2,795
Provision, net	5,404	3,600	7,097
Charge-offs	(4,746)	(4,042)	(7,446)
Balance - end of year	$2,662	$2,004	$2,446
The balances at the end of fiscal years 2024, 2023 and 2022 are comprised primarily of compensation credits of $2.4 million, $1.8 million and $2.1 million, respectively.

The allowance for doubtful accounts is immaterial as of September 27, 2024, September 29, 2023 and September 30, 2022. We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified.
8. INVENTORIES
Inventories consist of the following (in thousands):

	September 27, 2024	September 29, 2023
Raw materials	$121,231	$82,589
Work-in-process	12,412	14,280
Finished goods	60,847	39,431
Total	$194,490	$136,300
9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	September 27, 2024	September 29, 2023
Construction in process	$15,179	$10,256
Machinery and equipment	282,920	238,037
Leasehold improvements	38,979	35,342
Furniture and fixtures	3,539	2,888
Computer equipment	19,809	18,824
Finance lease assets	65,596	64,126
Total property and equipment	426,022	369,473
Less accumulated depreciation and amortization	(250,005)	(219,977)
Property and equipment — net	$176,017	$149,496
Depreciation and amortization expense related to property and equipment for fiscal years 2024, 2023 and 2022 was $30.1 million, $24.0 million and $23.8 million, respectively. Accumulated amortization on finance lease assets as of September 27, 2024 and September 29, 2023 was $10.2 million and $7.8 million, respectively.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (the “CHIPS Act”), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain qualifying investments in U.S. semiconductor manufacturing equipment. As of September 27, 2024, we have reduced property and equipment, net in the Consolidated Balance Sheet by $5.2 million as a result of expected tax credits in connection with the CHIPS Act.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Cost of revenue	$14,790	$4,369	$7,839
Research and development	4,763	—	—
Selling, general and administrative	17,612	23,735	25,592
Total	$37,165	$28,104	$33,431

A summary of the activity in gross intangible assets as of September 27, 2024 and September 29, 2023 is as follows (in thousands):

	September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,226	$(7,320)	$25,906
Customer relationships	180,214	(149,206)	31,008
Favorable contract	14,500	(7,620)	6,880
Software licenses	12,292	(4,775)	7,517
Trade name (1)	5,200	(423)	4,777
Balance as of September 27, 2024 (2)	$245,432	$(169,344)	$76,088
Fully amortized intangible assets of $273.4 million were eliminated from both gross and accumulated amortization amounts in the fourth quarter of fiscal year 2024.

	September 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$191,369	$(179,558)	$11,811
Customer relationships	267,621	(225,827)	41,794
Software licenses	8,350	—	8,350
Trade name (1)	5,200	(161)	5,039
Balance as of September 29, 2023 (2)	$472,540	$(405,546)	$66,994
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of September 27, 2024, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$25,274	14,705	11,506	7,989	4,735	8,479
The weighted-average amortization period for total intangible assets acquired during fiscal year 2024 is 4.5 years.
The following table presents a summary of the changes in goodwill during fiscal years 2024 and 2023 (in thousands):

	2024	2023
Balance at beginning of year	$323,398	$311,417
Acquired (1)	8,473	12,332
Foreign currency translation adjustment	330	(351)
Balance at end of year	$332,201	$323,398
(1)     The acquired balance consists of an increase of $10.0 million to goodwill related to the RF Business Acquisition and a reduction of $1.5 million to goodwill related to measurement period adjustments for the Linearizer Acquisition. For additional information refer to Note 4 - Acquisitions.

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 27, 2024	September 29, 2023
Compensation and benefits	$30,769	$26,926
Distribution costs	7,494	5,156
Current portion of operating leases	7,727	7,258
Internal-use software	5,425	4,175
Product warranty	725	1,016
Deferred revenue	5,281	2,762
Professional fees	1,335	1,368
Other	5,580	8,736
Total accrued liabilities	$64,336	$57,397
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
Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2024	2023	2022
Balance — beginning of year	$1,016	$1,898	$2,225
Acquired	—	231	—
Provisions	1,429	908	4,567
(Payments)	(1,720)	(2,021)	(4,894)
Balance — end of year	$725	$1,016	$1,898
13. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 (“401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, we contributed $5.9 million, $2.7 million and $2.5 million to our 401(k) Plan for calendar years 2024, 2023 and 2022, respectively.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. We expensed contributions of $2.1 million, $1.7 million and $1.6 million for fiscal years 2024, 2023 and 2022, respectively.
14. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of September 27, 2024 and September 29, 2023, the estimated cost for the removal of these assets that are recorded as asset retirement obligations in other long-term liabilities in our Consolidated Balance Sheets was $1.9 million.
Purchase Commitments—As of September 27, 2024, we had outstanding non-cancelable purchase commitments of $138.7 million primarily for purchases of services and inventory supply arrangements. In addition, we have $23.9 million in remaining fixed payments associated with a power purchase agreement that commenced in fiscal 2023 and has a remaining 13-year term. See Note 16-

Financing Obligation for additional detail on the power purchase agreement. We have $6.7 million in remaining amounts payable for software over a two-year period.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material legal proceedings during the year ended September 27, 2024.
15. DEBT
The following represents the outstanding balances and effective interest rates (in thousands, except percentages):

	September 27, 2024		September 29, 2023
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	450,000	0.54%	450,000	0.54%
Unamortized discount on term loans and deferred financing costs	(1,719)		(2,866)
Total long-term debt	$448,281		$447,134
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

In connection with the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, we reclassified $72.2 million, consisting of $73.1 million of principal and issuance costs of $0.9 million, previously allocated to the conversion feature, from additional paid-in capital to long-term debt in our Consolidated Balance Sheets as of October 2, 2021.
For each of fiscal years 2024, 2023 and 2022 total interest expense for the 2026 Convertible Notes was $1.1 million.
The fair values of the 2026 Convertible Notes, including the conversion feature, were $640.6 million and $512.5 million as of September 27, 2024 and September 29, 2023, respectively, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of September 27, 2024; the full amount of $450.0 million is due on March 15, 2026.
Term Loans
We were party to a credit agreement dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”). On August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand. There was no interest expense for the Term Loans for fiscal year 2024. For fiscal years 2023 and 2022, total interest expense for the Term Loans was $6.9 million and $3.7 million, respectively.
16. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. This system is expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during construction and operation. As of September 27, 2024 and September 29, 2023, the asset in Property and equipment, net was $8.2 million and $8.9 million, respectively, and the corresponding liability was $9.3 million and $9.6 million, respectively, classified primarily in Financing obligation on our Consolidated Balance Sheets. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of September 27, 2024, we have $23.9 million in remaining fixed payments over a remaining 13-year term, of which $14.9 million is included in our consolidated balance sheets.
As of September 27, 2024, expected future minimum payments for the financing obligation were as follows (in thousands):

Fiscal year ending:	Amount
2025	$982
2026	1,007
2027	1,031
2028	1,057
2029	1,084
Thereafter	9,773
Total payments	$14,934
Less: interest	5,627
Present value of financing obligation	$9,307
.

17. LEASES
Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	September 27, 2024	September 29, 2023	Consolidated Balance Sheets Classification
Assets:
Operating lease ROU assets	$29,279	$25,572	Other long-term assets
Finance lease assets	55,389	56,282	Property and equipment, net
Total lease assets	$84,668	$81,854
Liabilities:
Current:
Operating lease liabilities	$7,727	$7,258	Accrued liabilities
Finance lease liabilities	646	1,162	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	24,173	22,756	Other long-term liabilities
Finance lease liabilities	31,130	31,776	Finance lease obligations, less current portion
Total lease liabilities	$63,676	$62,952
Operating lease right-of-use assets obtained in exchange for new lease liabilities includes $5.6 million operating lease right-of-use assets acquired as part of the RF Business Acquisition.
The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	September 27, 2024	September 29, 2023
Weighted-average remaining lease term (in years):
Operating leases	4.7	5.1
Finance leases	19.0	19.6
Weighted-average discount rate:
Operating leases	6.4%	5.6%
Finance leases	6.7%	6.7%
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Finance lease cost:
Amortization of lease assets	$2,332	$2,106	$2,032
Interest on lease liabilities	2,160	2,089	1,878
Total finance lease cost	4,492	4,195	3,910

Operating lease cost	10,280	7,965	8,415
Variable lease cost	3,604	2,572	3,524
Short-term lease cost	36	25	21
Sublease income	1,324	1,340	912

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$10,567	$8,644	$9,427
Operating cash flows from finance leases	$2,160	$2,089	$1,878
Financing cash flows from finance leases	$1,175	$1,012	$957

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$10,643	$6,758	$2,536
Financing lease assets obtained in exchange for new lease liabilities	$—	$5,905	$—
As of September 27, 2024, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2025	$9,542	$2,783
2026	8,085	2,680
2027	6,750	2,718
2028	5,249	2,754
2029	4,626	2,803
Thereafter	2,971	44,061
Total lease payments	$37,223	$57,799
Less: interest	(5,323)	(26,023)
Present value of lease liabilities	$31,900	$31,776
18. STOCKHOLDERS’ EQUITY
We have authorized 10.0 million shares of $0.001 par value preferred stock and 300.0 million shares of $0.001 par value common stock as of September 27, 2024 and September 29, 2023. The outstanding shares of common stock as of September 27, 2024, presented in the accompanying Consolidated Statements of Stockholders’ Equity, exclude 2,138 unvested shares of restricted stock awards issued as compensation to employees that were subject to forfeiture.
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have four equity incentive plans: the 2012 Omnibus Incentive Plan, as amended (“2012 Plan”), the 2021 Omnibus Incentive Plan (“2021 Plan”), the 2012 Employee Stock Purchase Plan, as amended and restated (“2012 ESPP”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”).
The 2021 Plan replaced the 2012 Plan and, following the adoption of the 2021 Plan on March 4, 2021, no additional awards have been or will be made under the 2012 Plan. We have outstanding awards under the 2021 Plan, as well as the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARS”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARS must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted primarily vested based on certain market-based and performance-based criteria as described below and generally have a term of four to seven years. Certain of the share-based awards granted and outstanding as of September 27, 2024, are subject to accelerated vesting upon a sale of the Company or similar changes in control.
As of September 27, 2024, we had 3.9 million shares available for future issuance under the 2021 Plan and 1.1 million shares available for issuance under our 2021 ESPP.
Incentive Stock Units

Outside of the four equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
During fiscal years 2024, 2023 and 2022, the fair value of awards granted were $2.2 million, $1.8 million and $1.8 million, respectively. ISU awards were paid out at a fair value of $2.0 million, $3.5 million and $4.0 million for the fiscal years 2024, 2023 and 2022, respectively. As of September 27, 2024 and September 29, 2023, the fair value of outstanding awards was $6.8 million and $5.0 million, respectively, and the associated accrued compensation liability was $4.6 million and $3.3 million, respectively.
During fiscal years 2024, 2023 and 2022, we recorded an expense for these ISU awards of $3.3 million, $3.4 million and $1.1 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the 2021 ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. In fiscal years 2024, 2023 and 2022, 116,346, 120,774 and 121,697 shares of common stock were issued under the 2021 ESPP, respectively.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2024	2023	2022
Cost of revenue	$5,938	$4,325	$4,038
Research and development	18,072	14,808	14,940
Selling, general and administrative	21,634	18,970	22,207
Total	$45,644	$38,103	$41,185
As of September 27, 2024, the total unrecognized compensation costs related to outstanding stock options, restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $59.4 million, which we expect to recognize over a weighted-average period of 1.8 years. As of September 27, 2024, total unrecognized compensation cost related to the 2021 ESPP was $0.4 million.
Restricted Stock Awards and Units
A summary of RSU, PRSU and RSA activity for fiscal year 2024 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - September 29, 2023	1,501	$60.90
Granted	772	80.42
Performance-based adjustment (1)	62	35.43
Vested	(557)	49.80
Forfeited, canceled or expired	(144)	67.36
Issued and unvested - September 27, 2024	1,634	$72.37
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during 2024 based on the Company’s achievement of adjusted earnings per share.
The weighted-average grant date fair value per share for restricted stock awards and units, inclusive of PRSUs, granted during the fiscal years 2024, 2023 and 2022, was $80.42, $63.53 and $64.51, respectively. The total fair value of restricted stock awards and units vested, inclusive of PRSUs, was $42.8 million, $85.5 million and $92.9 million for fiscal years 2024, 2023 and 2022, respectively. RSUs granted generally vest over a period of three or four years.
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

Depending on the actual performance achieved, a participant may earn between 0% to 300% of the target number of shares for each tranche, which is determined based on a straight-line interpolation applied for the achievement between the specified performance ranges.
During fiscal year 2024 we granted 65,262 PRSUs and 29,808 PRSUs were forfeited. The weighted-average grant date fair value per share for PRSUs granted during the fiscal years 2024, 2023 and 2022 was $73.01, $56.15 and $66.34, respectively. During fiscal year 2024, the performance condition for 47,692 target shares issued in prior years were earned at 300% and 121%, and as a result a total of 109,392 shares vested in November 2023 when the service condition was achieved. The total fair value of PRSUs vested was $7.9 million, $19.0 million and $39.1 million in fiscal years 2024, 2023 and 2022, respectively. As of September 27, 2024, the total amount of PRSU awards that could ultimately vest if all performance criteria are achieved would be 383,133 shares assuming a maximum of 300% of the target shares.
Market-based PRSUs
We also issue PRSUs with specific market-based performance vesting criteria. Recipients may earn between 0% and 200% of the target number of shares based on the Company's achievement of total stockholder return in comparison to a peer group of companies in the Nasdaq composite index over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company's common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the awards are as follows:

	Fiscal Years
	2024	2023	2022
Weighted-average grant date fair value	$88.88	$80.37	$89.82
Assumptions:
Weighted-average grant date stock price	$73.01	$56.65	$66.12
Weighted-average stock price at the start of the performance period	$79.43	$54.12	$64.11
Weighted-average risk free interest rate	4.6%	4.2%	0.8%
Weighted-average years to maturity	2.9	2.9	3.0
Weighted-average expected volatility rate	41.7%	51.8%	57.8%
Weighted-average expected dividend yield	—	—	—
During fiscal year 2024, we granted 132,247 market-based PRSUs and 27,667 market-based PRSUs were forfeited. The total fair value of market-based PRSUs vested was $18.1 million in fiscal year 2023. No market-based PRSUs vested in fiscal years 2024 and 2022. As of September 27, 2024, the total amount of market-based PRSU awards that could ultimately vest if all performance criteria are achieved would be 869,542 shares assuming a maximum of 200% of the target shares.
Stock Options
As of September 27, 2024, there were 5,000 stock options outstanding and exercisable with a weighted-average exercise price per share of $16.06. As of September 27, 2024, the weighted-average remaining contractual term was 1.11 years and the aggregate intrinsic value was $0.5 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on September 27, 2024 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was $0.8 million and $11.0 million for fiscal years 2024 and 2022, respectively. There were no options exercised during the fiscal year ended September 29, 2023. There were no stock options granted for fiscal years 2024, 2023 and 2022.
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

20. INCOME TAXES
The domestic and foreign income from operations before taxes were as follows (in thousands):

	Fiscal Years
	2024	2023	2022
United States	$58,090	$82,297	$215,140
Foreign	33,436	32,861	27,980
Income from operations before income taxes	$91,526	$115,158	$243,120
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Current:
Federal	$4,530	$80	$72
State	1,588	781	644
Foreign	3,710	2,570	2,890
Current provision	9,828	3,431	3,606
Deferred:
Federal	11,165	30,608	34,616
State	(1,417)	(405)	285
Foreign	(1,294)	1,998	2,211
Change in valuation allowance	(3,615)	(12,051)	(237,553)
Deferred provision (benefit)	4,839	20,150	(200,441)
Total provision (benefit)	$14,667	$23,581	$(196,835)
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. In the fiscal fourth quarter of 2022, we reassessed our valuation allowances and considered positive evidence including significant cumulative income, continued revenue growth and expectations regarding financial forecasts over the three years ended September 30, 2022, and negative evidence, including the uncertainty posed by the current economic and geopolitical environment and the global supply chain. After assessing the evidence, we released the valuation allowance on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets as of September 30, 2022, resulting in a benefit from income taxes of $202.8 million. In the fiscal fourth quarter of 2023, based upon an increase in our estimated future taxable income, we reduced our partial valuation allowance by $12.1 million, primarily related to California NOL and tax credit carryforwards resulting in a benefit from income taxes. During the fiscal year ended September 27, 2024, we reassessed the valuation allowance related to certain state NOLs as a result of the deferral and extension of the NOL carryforward period. This resulted in a benefit from income taxes of $3.6 million.
We had a $15.0 million valuation allowance as of September 27, 2024 on deferred tax assets whose recovery is not considered more likely than not. The major components are partial valuation allowances of $8.3 million and $6.3 million related to U.S. state NOL carryforwards and Canadian tax credits, respectively. We had a $18.7 million valuation allowance as of September 29, 2023, on deferred tax assets whose recovery is not considered more likely than not. The major components are partial valuation allowances of $11.3 million and $6.9 million related to U.S. state NOL carryforwards and Canadian tax credits, respectively.

Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Benefit from income taxes attributable to valuation allowances	(4.0)	(10.6)	(97.5)
Global intangible low taxed income	12.7	15.7	2.5
Foreign-derived intangible income deduction	(4.5)	—	—
Research and development credits	(9.4)	(4.8)	(3.7)
Foreign rate differential	(4.5)	(2.8)	(1.6)
Share-based compensation	0.1	(1.3)	(1.1)
Provision to return adjustments	0.2	0.8	(0.5)
State taxes net of federal benefit	3.0	2.2	0.6
Other permanent differences	1.4	0.3	(0.7)
Effective income tax rate	16.0%	20.5%	(81)%

For fiscal years 2024, 2023 and 2022, the effective tax rates on $91.5 million, $115.2 million and $243.1 million, respectively, of pre-tax income from continuing operations were 16.0%, 20.5% and (81.0)%, respectively. The effective income tax rates for fiscal years 2024, 2023 and 2022 were primarily impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits and the inclusion of Global Intangible Low Taxed Income.
In fiscal year 2022, the change in the “Benefit from income taxes attributable to valuation allowances” on deferred tax assets in the tax rate reconciliation table above was primarily related to the release of our valuation allowances on the majority of our domestic NOLs and R&D tax credit carryforwards and other deferred tax assets related to the U.S. jurisdiction.
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	September 27, 2024	September 29, 2023
Deferred tax assets:
Net operating loss and credit carryforward	$151,397	$178,743
Intangible assets	27,022	24,786
Section 174 R&D Cost Capitalization	35,465	19,706
Accrued expenses	20,309	19,442
Lease obligations	13,791	13,931
Minority equity investments	576	594
Gross deferred tax asset	248,560	257,202
Less valuation allowance	(15,038)	(18,653)
Deferred tax asset, net of valuation allowance	$233,522	$238,549

Deferred tax liabilities:
Convertible notes	$—	$—
Right of use lease asset	(14,507)	(14,663)
Property and equipment	(6,520)	(5,779)
Deferred tax liabilities	(21,027)	(20,442)
Net deferred tax asset	$212,495	$218,107

As of September 27, 2024, we had $265.1 million of gross federal NOL carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2036 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is indefinite but the loss utilization will be limited to 80% of taxable income. The reported NOL carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, which applies to an ownership change as defined under Section 382.
As of September 27, 2024, we had $33.6 million tax-effected state NOL carryforwards which will expire starting in fiscal year 2029 through fiscal year 2044, offset primarily by a partial valuation allowance of $8.3 million and $6.3 million related to U.S. state NOL carryforwards and Canadian tax credits, respectively. As of September 27, 2024, we had federal R&D tax credit carryforwards of $33.2 million and state R&D tax credit carryforwards of $22.6 million. Federal and state credits will expire starting in fiscal year 2024 through fiscal year 2044. California R&D tax credit carryforwards of $17.0 million have an indefinite life.
IRC Section 174 R&D amortization rules, amended as part of the Tax Cuts and Jobs Act of 2017, require capitalization and amortization of all R&D costs incurred in tax years beginning after December 31, 2021. This change was effective for the Company beginning in fiscal year 2023. Capitalized costs relating to R&D performed within the U.S. are to be amortized over five years. Costs relating to R&D performed outside the U.S. are to be amortized over 15 years. As of September 27, 2024 and September 29, 2023, the deferred tax asset related to IRC Section 174 was $35.5 million and $19.7 million, respectively.
The liability for unrecognized tax benefits was zero as of September 27, 2024, September 29, 2023 and September 30, 2022, respectively. During the fiscal years ending September 27, 2024, September 29, 2023 and September 30, 2022, we reported no change in unrecognized tax benefits.
A summary of the fiscal tax years that remain subject to examination, as of September 27, 2024, for the Company’s significant tax jurisdictions are:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal	Fiscal Year 2021- forward
United States—various states	Fiscal Year 2020 - forward
Ireland	Fiscal Year 2019 - forward
We are no longer subject to federal income tax examinations for fiscal years before 2020, except to the extent of loss and tax credit carryforwards from those years.
21. RELATED-PARTY TRANSACTIONS
During the fiscal year ended September 27, 2024, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of director Susan Ocampo. Mrs. Ocampo is MACOM's largest stockholder. Stephen G. Daly, the Company's President and Chief Executive Officer and Chair of the Board, and director Jihye Whang Rosenband, each have an equity interest of less than 1% in Mission. During the fiscal year ended September 27, 2024, we purchased $0.3 million of machinery and equipment from Gallium Semiconductor, an affiliate of director Susan Ocampo.
On March 3, 2023, in conjunction with the Linearizer Acquisition, we entered into a seven-year lease agreement with an entity that is majority-owned by certain former Linearizer employees, which was deemed to be a related-party agreement. The average annual base rent payments were $0.4 million. During the fiscal year ended September 29, 2023, we made lease-related payments of $0.5 million.

22. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Fiscal Years
	2024	2023	2022
Numerator:
Net income attributable to common stockholders	$76,859	$91,577	$439,955
Denominator:
Weighted average common shares outstanding-basic	71,959	70,801	69,783
Dilutive effect of stock options, restricted stock awards and restricted stock units (1)	954	702	1,383
Dilutive effect of convertible debt (2)	662	—	—
Weighted average common shares outstanding-diluted	73,575	71,503	71,166

Net income to common stockholders per share-basic	$1.07	$1.29	$6.30
Net income to common stockholders per share-diluted	$1.04	$1.28	$6.18
(1) Excludes the effects of 29,719, 140,466 and 254,717 shares for fiscal years 2024, 2023 and 2022, respectively, of potential shares of common stock issuable upon vesting of restricted stock and restricted stock units as the inclusion would be anti-dilutive, but they could become dilutive in the future.
(2) Each amount shown represents the number of shares that would be necessary to settle the conversion premium for the 2026 Convertible Notes as of the corresponding reporting period. For additional information on the 2026 Convertible Notes, see Note 15 - Debt.
23. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the periods presented (in thousands):

	Fiscal Years
	2024	2023	2022
Cash paid for interest	$3,985	$10,780	$6,739
Cash paid for income taxes	$5,997	$2,870	$2,194
Non-cash activities:
Non-cash capital expenditures	$311	$363	$1,000
Purchase of software licenses included in liabilities	$2,500	$8,350	$—
Purchase of software licenses included in liabilities relates to a commitment to purchase and pay for software over a two year period.
24. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - September 30, 2022	$21	$(5,872)	$(5,851)
Foreign currency translation loss, net of tax	(1,428)	—	(1,428)
Unrealized gain on short-term investments, net of tax	—	3,644	3,644
Balance - September 29, 2023	(1,407)	(2,228)	(3,635)
Foreign currency translation gain, net of tax	2,180	—	2,180
Unrealized gain on short-term investments, net of tax	—	3,960	3,960
Balance - September 27, 2024	$773	$1,732	$2,505
25. GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of reportable operating segments is based on the chief operating decision maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its President and Chief Executive Officer and Chair of the Board. In evaluating financial performance and making operating decisions, the CODM primarily uses consolidated metrics. The Company assesses its determination of operating segments at least annually. We continue to evaluate our internal reporting structure and the potential impact of any changes on our segment reporting.
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	September 27, 2024	September 29, 2023
Net Property and Equipment by Geographic Region
United States	$123,618	$111,865
France	33,934	31,142
Other Countries (1)	18,465	6,489
Total	$176,017	$149,496

(1) Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2024	2023	2022
Customer A	11%	—	—
Customer A did not represent more than 10% of revenue in fiscal years ended 2023 or 2022. Customer A did not represent more than 10% of accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. In fiscal years 2024, 2023 and 2022, our top ten customers represented an aggregate of 56%, 48% and 48% of total revenue, respectively.
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
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2024.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 27, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of September 27, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of September 27, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of September 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2024, of the Company and our report dated November 12, 2024 expressed an unqualified opinion on those financial statements.

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
November 12, 2024

ITEM 9B. OTHER INFORMATION.
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
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal year 2024. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the fourth quarter of fiscal year 2024.

Name and Title	Action	Date	Expiration of Plan (2)	Potential Number of Shares to be Sold (1)
John Kober Senior Vice President and Chief Financial Officer	Adoption	August 21, 2024	November 21, 2025	46,692
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2024.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2024.

Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2021 Omnibus Incentive Plan (the “2021 Plan”) and our 2021 Employee Stock Purchase Plan. We also maintain our 2012 Omnibus Incentive Plan (the “2012 Plan”) and our 2012 Employee Stock Purchase Plan, however, no additional awards may be issued under these plans. Each of our aforementioned plans were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of September 27, 2024 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	5,000	$16.06	5,036,869
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,000	$16.06	5,036,869

(1) Does not include 1,634,199 unvested shares outstanding as of September 27, 2024 in the form of restricted stock awards or restricted stock units under the 2021 Plan and 2012 Plan, which do not require the payment of any consideration by the recipients.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 27, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 27, 2024 and September 29, 2023
Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
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

3.1
Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 and as further amended by the Certificate of Amendment dated March 11, 2024 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 2, 2024).

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

10.4*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on November 16, 2018).

10.5*
Form of Nonqualified Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on November 16, 2018).

10.6*	M/A-COM Technology Solutions Holdings, Inc. 2012 Employee Stock Purchase Plan, as amended. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 2, 2015).
10.7*
Offer of Promotion and Revised Terms of Employment Letter, dated September 24, 2013, between MACOM Technology Solutions Inc. and Robert Dennehy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2015).

10.8*
Form of Nonqualified Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on November 16, 2018).

10.9*
Form of Incentive Stock Option Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on November 16, 2018).

10.10*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on November 16, 2018).

10.11
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.12
Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.13
Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.14
Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.15
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.16
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.17
Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.18
Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.19
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

10.21
Second Incremental Term Loan Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc., as the initial lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2017).

10.22
Amendment No. 8 to Credit Agreement, dated as of May 2, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.23
Amendment No. 9 to Credit Agreement, dated as of May 9, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.24*	Offer of Employment to Stephen G. Daly, dated May 15, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.25*	Offer of Promotion to John F. Kober, dated May 23, 2019 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.26*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2012 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on November 25, 2019).

10.27*
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

10.29*	MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.30*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Performance-Based).
10.31*
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

10.34*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.35*
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on December 21, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023).

19.1
MACOM Technology Solutions Holdings, Inc. Insider Trading Policy, dated as of January 17, 2024 (incorporated by reference to Exhibit 19.1 to our Quarterly Report on Form 10-Q filed on February 1, 2024).

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
97.1**
MACOM Technology Solutions Holdings, Inc. Policy for Recoupment of Incentive Compensation, dated as of October 2, 2023 (incorporated by reference to Exhibit 10.1 to be our Quarterly Report on Form 10-Q filed on February 1, 2024).

101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 27, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended September 27, 2024, formatted in Inline XBRL and included as Exhibit 101.
*	Management contract or compensatory plan.
**	Management compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2024

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2024.

Signature and Title	Signature and Title

/s/ Stephen G. Daly	/s/ Peter Chung
Stephen G. Daly	Peter Chung
President and Chief Executive Officer and Chair of the Board	Lead Independent Director
(Principal Executive Officer)
/s/ Charles Bland
Charles Bland
/s/ John F. Kober	Director
John F. Kober
Senior Vice President and Chief Financial Officer	/s/ Susan Ocampo
Susan Ocampo
(Principal Accounting and Financial Officer)	Director

/s/ Geoffrey Ribar
Geoffrey Ribar
Director

/s/ John Ritchie
John Ritchie
Director

/s/ Jihye Whang Rosenband
Jihye Whang Rosenband
Director

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
Director