Form 10-Q
period 2025-01-03
MACOM Technology Solutions Holdings, Inc.
filed 2025-02-06
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2025, there were 74,339,819 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	January 3, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$232,699	$146,806
Short-term investments	423,820	435,082
Accounts receivable, net	91,752	105,700
Inventories	198,382	194,490
Prepaid and other current assets	35,782	21,000
Total current assets	982,435	903,078
Property and equipment, net	174,110	176,017
Goodwill	335,656	332,201
Intangible assets, net	89,193	76,088
Deferred income taxes	216,950	212,495
Other long-term assets	45,286	55,761
Total assets	$1,843,630	$1,755,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$160,639	$—
Accounts payable	44,631	43,202
Accrued liabilities	66,493	64,336
Current portion of finance lease obligations	644	646
Total current liabilities	272,407	108,184
Finance lease obligations, less current portion	30,980	31,130
Financing obligation	8,918	9,006
Long-term debt	338,755	448,281
Other long-term liabilities	41,681	32,696
Total liabilities	692,741	629,297
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	74	72
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive (loss) income	(1,120)	2,505
Additional paid-in capital	1,505,645	1,309,946
Accumulated deficit	(353,380)	(185,850)
Total stockholders’ equity	1,150,889	1,126,343
Total liabilities and stockholders’ equity	$1,843,630	$1,755,640
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	January 3, 2025	December 29, 2023
Revenue	$218,122	$157,148
Cost of revenue	101,013	69,838
Gross profit	117,109	87,310
Operating expenses:
Research and development	60,369	39,413
Selling, general and administrative	39,213	36,887
Total operating expenses	99,582	76,300
Income from operations	17,527	11,010
Other (expense) income:
Interest income	7,000	5,556
Interest expense	(1,366)	(1,290)
Loss on extinguishment of debt	(193,098)	—
Total other (expense) income	(187,464)	4,266
(Loss) income before income taxes	(169,937)	15,276
Income tax (benefit) expense	(2,407)	2,750
Net (loss) income	$(167,530)	$12,526

Net (loss) income per share:
(Loss) income per share - Basic	$(2.30)	$0.18
(Loss) income per share - Diluted	$(2.30)	$0.17
Weighted average shares used:
Basic	72,780	71,425
Diluted	72,780	72,286
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended
	January 3, 2025	December 29, 2023
Net (loss) income	$(167,530)	$12,526
Unrealized (loss) gain on short term investments, net of tax	(1,682)	1,295
Foreign currency translation (loss) gain, net of tax	(1,943)	1,944
Other comprehensive (loss) income, net of tax	(3,625)	3,239
Total comprehensive (loss) income	$(171,155)	$15,765
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended January 3, 2025
					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	811	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	4,537	—	4,537
Common stock withheld for taxes on employee equity awards	(304)	—	—	—	—	(40,273)	—	(40,273)
Share-based compensation	—	—	—	—	—	25,520	—	25,520
Issuance of common stock for convertible debt exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive loss, net of tax	—	—	—	—	(3,625)	—	—	(3,625)
Net loss	—	—	—	—	—	—	(167,530)	(167,530)
Balance as of January 3, 2025	74,361	$74	(23)	$(330)	$(1,120)	$1,505,645	$(353,380)	$1,150,889

See notes to condensed consolidated financial statements.

	Three Months Ended December 29, 2023
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	459	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	59	—	—	—	—	2,769	—	2,769
Common stock withheld for taxes on employee equity awards	(160)	—	—	—	—	(11,552)	—	(11,552)
Share-based compensation	—	—	—	—	—	8,657	—	8,657
Issuance of common stock as consideration for acquisition	712	1	—	—	—	60,771	—	60,772
Other comprehensive income, net of tax	—	—	—	—	3,239	—	—	3,239
Net income	—	—	—	—	—	—	12,526	12,526
Balance as of December 29, 2023	72,088	$72	(23)	$(330)	$(396)	$1,274,928	$(250,183)	$1,024,091

See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 3, 2025	December 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(167,530)	$12,526
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangibles amortization	15,995	14,289
Share-based compensation	25,520	8,657
Deferred income taxes	(6,266)	294
Loss on extinguishment of debt	193,098	—
Other adjustments, net	(3,029)	(1,755)
Change in operating assets and liabilities:
Accounts receivable	14,946	(12,180)
Inventories	(4,610)	1,555
Prepaid expenses and other assets	(300)	(510)
Accounts payable	1,052	2,122
Accrued and other liabilities	(5,033)	6,612
Income taxes	2,816	1,489
Net cash provided by operating activities	66,659	33,099
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(12,474)	(75,000)
Purchases of property and equipment	(5,340)	(4,652)
Other investing	(3,400)	—
Proceeds from sales and maturities of short-term investments	72,403	100,265
Purchases of short-term investments	(61,416)	(55,387)
Net cash used in investing activities	(10,227)	(34,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	86,629	—
Payments for fee on convertible note exchange and debt issuance costs	(22,905)	—
Payments on finance leases and other	(228)	(349)
Proceeds from stock option exercises and employee stock purchases	4,537	2,848
Common stock withheld for taxes on employee equity awards	(37,908)	(11,552)
Net cash provided by (used in) financing activities	30,125	(9,053)
Foreign currency effect on cash	(664)	362
NET CHANGE IN CASH AND CASH EQUIVALENTS	85,893	(10,366)
CASH AND CASH EQUIVALENTS — Beginning of period	146,806	173,952
CASH AND CASH EQUIVALENTS — End of period	$232,699	$163,586

Supplemental disclosure of non-cash activities
Issuance of common stock in connection with the RF Business Acquisition (See Note 3 - Acquisitions)	$—	$60,772
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM,” the “Company,” “us,” “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
The condensed consolidated balance sheet as of September 27, 2024 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our September 27, 2024 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended September 27, 2024 filed with the SEC on November 12, 2024 (the “2024 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K.
Principles of Consolidation, Basis of Presentation and Reclassification—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2025 includes 53 weeks and fiscal year 2024 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter. Our quarter ended January 3, 2025 includes 14 weeks.
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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense of $0.7 million for the three months ended January 3, 2025, to cost of revenue. This benefit increased income from operations by $0.7 million and earnings per share by $0.01 for the three months ended January 3, 2025.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2024 Annual Report on Form 10-K.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We elected to early adopt ASU 2024-04 in November 2024 and applied the amendment when assessing the accounting treatment for our debt extinguishment (discussed in Note 9 - Debt).
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Revenue by Market:
Industrial & Defense	$97,400	$76,998
Data Center	65,284	49,512
Telecom	55,438	30,638
Total	$218,122	$157,148

	Three Months Ended
	January 3, 2025	December 29, 2023
Revenue by Geographic Region:
United States	$97,272	$69,645
China	62,728	36,348
Asia Pacific, excluding China (1)	20,538	14,008
Cayman Islands	11,963	18,600
Other Countries (2)	25,621	18,547
Total	$218,122	$157,148
(1)Asia Pacific primarily represents India, Japan, Singapore, South Korea, Taiwan and Thailand.
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
The following table presents the changes in contract liabilities during the three months ended January 3, 2025 (in thousands, except percentage):

	January 3, 2025	September 27, 2024	$ Change	% Change
Contract liabilities	$4,976	$5,281	$(305)	(6)%
During the three months ended January 3, 2025, we recognized sales of $0.9 million, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the three months ended January 3, 2025 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, offset by additional invoicing prior to when our customers obtain control of such products and/or services.
3. ACQUISITIONS
ENGIN-IC, Inc.— On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.2 million and was acquired with cash consideration of $12.5 million, net of cash acquired of $0.2 million, and consideration payable of $1.5 million, subject to customary purchase price adjustments. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We have recorded a preliminary allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.1 million.

Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net loss for the fiscal quarter ended January 3, 2025 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
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
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash and 711,528 shares of our common stock. The fair value of our common stock issued as consideration for the RF Business Acquisition was $60.8 million as of December 29, 2023 and during the quarter ended March 29, 2024, we reduced the fair value to $57.7 million. The fair value of the shares were discounted for the lack of marketability as the shares that were transferred were unregistered and legally restricted from being sold. The shares of our common stock issued in connection with the RF Business Acquisition are subject to restrictions on the sale of shares until transfer of the RTP Fab to the Company is complete. In addition, if the RTP Fab has not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, Wolfspeed will forfeit 25% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the three months ended January 3, 2025, we did not incur any acquisition-related transaction costs. During the three months ended December 29, 2023, we incurred acquisition-related transaction costs of approximately $7.1 million, which are included in selling, general and administrative expense.
We finalized the RF Business Acquisition purchase accounting during the fiscal quarter ended January 3, 2025. The following table summarize the final purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported September 27, 2024	Measurement Period Adjustments	At Acquisition Date as Reported January 3, 2025

Cash purchase consideration		$72,802	$—	$72,802
Number of shares of MACOM common stock issued at closing	711,528
Fair value of shares issued	$81.14
Equity purchase consideration		57,733	—	57,733
Total purchase consideration		$130,535	$—	$130,535
The final purchase price has been allocated as follows (in thousands):

	At Acquisition Date as Reported September 27, 2024	Measurement Period Adjustments	At Acquisition Date as Reported January 3, 2025

Current assets	$39	$—	$39
Inventory	31,097	649	31,746
Property and equipment	35,415	—	35,415
Intangible assets	42,000	1,800	43,800
Prepayment for net assets associated with the RTP Fab Transfer	16,250	—	16,250
Other non-current assets	5,837	—	5,837
Goodwill	9,967	(859)	9,108
Total assets acquired	140,605	1,590	142,195
Current liabilities	6,882	1,590	8,472
Long-term liabilities	3,188	—	3,188
Total liabilities assumed	10,070	1,590	11,660
Purchase Price	$130,535	$—	$130,535

Intangible assets consist of technology, a favorable contract and customer relationships with fair values of $21.0 million, $14.5 million and $8.3 million, respectively, and useful lives of 4.8 years, 2.0 years and 8.8 years, respectively. We used variations of income approaches with estimates and assumptions developed by us to determine the fair values of technology, the favorable contract and customer relationships. We valued technology by using the relief-from-royalty method, the favorable contract by using the discounted cash flow method and customer relationships by using the multi-period excess earnings method. We valued backlog using the multi-period excess earnings method and determined that the value for backlog is zero. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, operating margin and discount rates. We used the cost and market approaches to determine the fair value of our property and equipment. We amortize definite-lived assets based on the pattern over which we expect to receive the economic benefit from these assets. During the three months ended January 3, 2025, based on additional information, we updated inputs and assumptions used to calculate the fair value of certain assets and liabilities, primarily resulting in an increase to the fair value of intangible assets of $1.8 million, an increase to the fair value of inventory of $0.6 million and an increase to the fair value of current liabilities of $1.6 million, with an offsetting decrease to goodwill. The goodwill acquired will be deductible for tax purposes. Due to these adjustments, the condensed consolidated statement of operations for the three months ended January 3, 2025 includes an expense of $0.4 million for intangible asset and inventory step-up amortization related to prior periods.
The prepayment of $16.3 million for the net assets associated with the RTP Fab Transfer, classified in Prepaid and other current assets as of January 3, 2025 in our condensed consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $10.4 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we will assume control of at the time of the RTP Fab Transfer.
The RF Business has been included in our consolidated financial statements since the date of acquisition. Consolidated estimated pro forma unaudited revenue for the fiscal quarter ended December 29, 2023 was $184.0 million. Consolidated pro forma net loss for the fiscal quarter ended December 29, 2023 is not material to understanding our condensed consolidated financial statements due to the business combination effects from the RF Business Acquisition, primarily acquisition transaction costs. Pro forma revenue was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future.
4. INVESTMENTS
All investments are short-term in nature and are invested in certificates of deposit, corporate bonds, commercial paper, U.S. Treasuries and agency bonds, and are classified as available-for-sale. These investments are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	January 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	302,449	521	(617)	302,353
Commercial paper	69,236	40	(16)	69,260
U.S. Treasuries and agency bonds	52,107	121	(21)	52,207
Total short-term investments	$423,792	$682	$(654)	$423,820

	September 27, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$980	$—	$—	$980
Corporate bonds	303,296	2,047	(193)	305,150
Commercial paper	73,641	149	—	73,790
U.S. Treasuries and agency bonds	54,931	248	(17)	55,162
Total short-term investments	$432,848	$2,444	$(210)	$435,082

The contractual maturities of available-for-sale investments were as follows (in thousands):

	January 3, 2025	September 27, 2024
Less than one year	$258,622	$284,479
Over one year	165,198	150,603
Total available-for-sale investments	$423,820	$435,082

We have determined that the gross unrealized losses on available for sale securities as of January 3, 2025 and September 27, 2024 are temporary in nature and/or do not relate to credit loss, and therefore there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
5. FAIR VALUE AND FINANCIAL INSTRUMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 3, 2025.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	152,886	152,886	—	—
U.S. Treasuries and agency bonds	$52,207	$47,208	$4,999	$—
Corporate bonds	302,353	—	302,353	—
Commercial paper	69,260	—	69,260	—
Total assets measured at fair value	$576,706	$200,094	$376,612	$—

	September 27, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$74,760	$74,760	$—	$—
Certificates of deposit	980	980	—	—
U.S. Treasuries and agency bonds	55,162	50,163	4,999	—
Corporate bonds	305,150	—	305,150	—
Commercial paper	73,790	—	73,790	—
Total assets measured at fair value	$509,842	$125,903	$383,939	$—
Liabilities
Non-designated foreign currency hedge contracts	$100	$—	$100	$—
Total Liabilities measured at fair value	$100	$—	$100	$—
Derivatives
We have foreign currency exposure arising from certain intercompany foreign currency denominated debt. We have entered into foreign currency exchange hedging contracts associated with certain of our Euro and Yen denominated intercompany debt to partially mitigate the impact of currency rate changes. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Changes in fair value are reported in current period earnings. These gains and losses are intended to offset the gains and losses recorded on the associated intercompany debt. We do not use derivative financial instruments for trading or speculation purposes.
As of January 3, 2025 and September 27, 2024, we had $37.3 million and $34.4 million, respectively, in notional forward foreign currency contracts. As of January 3, 2025 and September 27, 2024, the fair value of derivative instruments not designated as hedges was zero and $0.1 million, respectively, and was presented in Accrued liabilities on the Consolidated Balance Sheets.
6. INVENTORIES
Inventories consist of the following (in thousands):

	January 3, 2025	September 27, 2024
Raw materials	$122,106	$121,231
Work-in-process	14,001	12,412
Finished goods	62,275	60,847
Total inventory, net	$198,382	$194,490

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	January 3, 2025	September 27, 2024
Buildings	$11,024	$—
Computer equipment	19,968	19,809
Construction in process	17,713	15,179
Finance lease assets	39,743	65,596
Furniture and fixtures	3,550	3,539
Land	12,453	—
Leasehold improvements	38,884	38,979
Machinery and equipment	286,852	282,920
Total property and equipment	430,187	426,022
Less accumulated depreciation and amortization	(256,077)	(250,005)
Property and equipment, net	$174,110	$176,017
During the three months ended January 3, 2025, we exercised an option to purchase manufacturing facilities that we leased in France for €1 (one Euro). This lease was acquired in May 2023 in connection with a prior year asset acquisition and was valued as part of purchase accounting using a market approach. During the three months ended January 3, 2025, we reclassified the finance lease asset to land and buildings.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain qualifying investments in U.S. semiconductor manufacturing equipment. As of January 3, 2025 and September 27, 2024, there was a $4.6 million and $5.2 million reduction to the carrying amounts of the qualifying assets, respectively, in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three months ended January 3, 2025 and December 29, 2023 was $7.3 million and $6.5 million, respectively. Accumulated amortization on finance lease assets as of January 3, 2025 and September 27, 2024 was $9.8 million and $10.2 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Cost of revenue	$3,332	$1,942
Research and development	2,065	1,044
Selling, general and administrative	3,260	4,798
Total	$8,657	$7,784
A summary of the activity in gross intangible assets as of January 3, 2025 and September 27, 2024 is as follows (in thousands):

	January 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,374	$(9,106)	$25,268
Customer relationships	190,138	(152,306)	37,832
Favorable contract	14,500	(9,102)	5,398
Software licenses	22,900	(6,919)	15,981
Trade name (1)	5,200	(486)	4,714
Balance as of January 3, 2025 (2)	$267,112	$(177,919)	$89,193

	September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,226	$(7,320)	$25,906
Customer relationships	180,214	(149,206)	31,008
Favorable contract	14,500	(7,620)	6,880
Software licenses	12,292	(4,775)	7,517
Trade name (1)	5,200	(423)	4,777
Balance as of September 27, 2024 (2)	$245,432	$(169,344)	$76,088
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of January 3, 2025, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2025 Remaining	2026	2027	2028	2029	Thereafter	Total
Amortization expense	$22,018	19,422	15,358	9,197	5,685	14,113	$85,793
A summary of the changes in goodwill as of January 3, 2025 is as follows (in thousands):

January 3, 2025
Balance as of September 27, 2024	$332,201
Acquired (1)	4,243
Foreign currency translation adjustment	(788)
Balance as of January 3, 2025	$335,656
(1)    The acquired balance consists of an increase of $5.1 million related to the ENGIN-IC Acquisition, partially offset by a decrease of $0.9 million related to measurement period adjustments for the RF Business Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of January 3, 2025 and September 27, 2024, (in thousands, except percentages):

	January 3, 2025		September 27, 2024
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$161,151	0.54%	$450,000	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	—
Total principal amount outstanding	505,467		450,000
Less: Short-term debt	160,639		—
Unamortized discount on deferred financing costs	(6,073)		(1,719)
Total long-term debt	$338,755		$448,281

2026 Convertible Notes
On March 25, 2021, we issued 0.25% convertible senior notes due in fiscal year 2026, pursuant to an indenture dated as of such date (the “2021 Indenture”), between the Company and U.S. Bank National Association, as trustee, with an aggregate principal amount of $400.0 million (the “Initial Notes”), and on April 6, 2021, we issued an additional $50.0 million aggregate principal amount (the “Additional Notes”) (together, the “2026 Convertible Notes”). The Additional Notes were issued and sold to the initial purchaser of the Initial Notes, pursuant to the option to purchase the Additional Notes granted by the Company to the initial purchaser and have the same terms as the Initial Notes.
On December 12, 2024, we entered into separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of the 2026 Convertible Notes. Under the terms of the Exchange and Subscription Agreements, the holders exchanged $288.8 million in aggregate principal amount of 2026 Convertible Notes held by them for $257.7 million of our 2029 Convertible Notes (defined below), 1,582,958 newly-issued shares of the Company’s common stock, par value $0.001 per share, issued at a fair value of $205.9 million, and $17.6 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $193.1 million. The Company also issued approximately $86.6 million in additional aggregate principal amount of the 2029 Convertible Notes in a private placement to certain investors (the “Subscription” and, together with the Exchange, the “Transactions”). The Transactions closed on December 19, 2024.
Following the closing of the Transactions, the aggregate principal balance of the 2026 Convertible Notes is $161.2 million and the terms of the 2021 Indenture are unchanged. The 2026 Convertible Notes will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
Holders of the 2026 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on July 2, 2021 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the “trading price” (as defined in the 2021 Indenture) per $1,000 principal amount of the notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events described in the 2021 Indenture. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes in multiples of $1,000 principal amount, regardless of the foregoing circumstances.
The initial conversion rate for the 2026 Convertible Notes is 12.1767 shares of common stock per $1,000 principal amount of the notes, equivalent to an initial conversion price of approximately $82.12 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events in the 2021 Indenture.
In November 2021, we made an irrevocable election to pay cash for the aggregate principal amount of notes to be converted. Upon conversion of the 2026 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2021 Indenture). We may redeem for cash all or any portion of the notes, at our option, on or after March 20, 2024 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2021 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
During the fiscal quarter ended January 3, 2025, our common stock price met the price trigger defined above, and therefore, holders of our 2026 Convertible Notes may convert their notes at their option at any time during our second fiscal quarter ended April 4, 2025. Therefore, the 2026 Convertible Notes balance of $160.6 million, net of deferred financing costs, is classified as short-term debt in our condensed consolidated balance sheet.

For the three months ended January 3, 2025 and December 29, 2023, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.3 million, respectively.
The fair value of our 2026 Convertible Notes was $267.5 million and $640.6 million as of January 3, 2025 and September 27, 2024, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of January 3, 2025; the full amount of $161.2 million is due on March 15, 2026.
2029 Convertible Notes
On December 19, 2024, we issued 0.00% convertible senior notes due in fiscal year 2030, pursuant to an indenture dated as of such date (the “2024 Indenture”), between the Company and U.S. Bank National Association, as trustee with an aggregate principal amount of $344.3 million (the “2029 Convertible Notes”).
Holders of the 2029 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2029 in multiples of $1,000 principal amount, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on April 4, 2025 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the “trading price” (as defined in the 2024 Indenture) per $1,000 principal amount of the notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events described in the 2024 Indenture. On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.
The initial conversion rate for the Notes is 5.7463 shares of common stock (subject to adjustment as provided for in the 2024 Indenture) per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $174.03 per share of common stock.
The 2029 Convertible Notes do not bear regular interest, and the principal amount of the notes does not accrete. The notes are senior unsecured obligations of the Company and will mature on December 15, 2029, unless earlier redeemed, repurchased or converted. Upon conversion of the 2029 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2024 Indenture). We may redeem for cash all or any portion of the notes, at our option, on or after December 20, 2027 and prior to September 15, 2029 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2024 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
The fair value of our 2029 Convertible Notes was $351.3 million as of January 3, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of January 3, 2025; the full amount of $344.3 million is due on December 15, 2029.

10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of January 3, 2025 and September 27, 2024, the net book value of the systems in Property and equipment, net was $8.0 million and $8.2 million, respectively, and the corresponding liability was $9.2 million and $9.3 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net (loss) income per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 3, 2025	December 29, 2023
Numerator:
Net (loss) income attributable to common stockholders	$(167,530)	$12,526
Denominator:
Weighted average common shares outstanding-basic	72,780	71,425
Dilutive effect of convertible debt, stock options, restricted stock and restricted stock units (1)	—	861
Weighted average common shares outstanding-diluted	72,780	72,286

Net (loss) income to common stockholders per share-basic:	$(2.30)	$0.18
Net (loss) income to common stockholders per share-diluted:	$(2.30)	$0.17
(1) Excludes the effects of 2,914,956 and 112,021 shares for the three months ended January 3, 2025 and December 29, 2023, respectively, of the assumed issuance of common stock associated with a conversion premium for the 2026 Convertible Notes, the assumed exercise of outstanding stock options and potential shares of common stock issuable upon vesting of restricted stock and restricted stock units, as the inclusion would be anti-dilutive, but they could become dilutive in the future. The three months ended January 3, 2025 excludes 1,696,940 potential shares of common stock associated with a conversion premium for the 2026 Convertible Notes, as the inclusion would be anti-dilutive.
Potentially dilutive shares of common stock from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock and restricted stock units. The potentially dilutive impact from the assumed issuance of common stock associated with a conversion premium for our convertible notes is determined by applying the if-converted method to the assumed exercise of the outstanding conversion premium.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three months ended January 3, 2025.

13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 3, 2025.
Stock Plans
As of January 3, 2025, we had 3.2 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.1 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of January 3, 2025 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of January 3, 2025 and September 27, 2024, the fair value of outstanding ISUs was $5.9 million and $6.8 million, respectively, and the associated accrued compensation liability was $2.5 million and $4.6 million, respectively. During the three months ended January 3, 2025 and December 29, 2023, we recorded an expense for ISU awards of $1.5 million and $0.5 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Cost of revenue	$2,945	$1,270
Research and development	11,251	2,765
Selling, general and administrative	11,324	4,622
Total share-based compensation expense	$25,520	$8,657
As of January 3, 2025, the total unrecognized compensation costs related to RSUs and PRSUs was $120.9 million, which we expect to recognize over a weighted-average period of 2.2 years. As of January 3, 2025, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.5 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the three months ended January 3, 2025 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 27, 2024	1,634	$72.37
Granted	595	$127.77
Performance-based adjustment (1)	144	$89.82
Vested and released	(811)	$75.48
Forfeited, canceled or expired	(60)	$66.84
Balance as of January 3, 2025	1,502	$94.56
(1) The amount shown represents performance adjustments for market-based performance awards. These were granted in prior fiscal years and vested during the three months ended January 3, 2025 based on the Company’s achievement of total stockholder return.
Stock awards that vested during the three months ended January 3, 2025 and December 29, 2023 had combined fair values of $106.7 million and $33.3 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 106,166 market-based PRSUs during the three months ended January 3, 2025, at a weighted average grant date fair value of $168.01 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period. The assumptions used to value the awards are as follows:

Three Months Ended
January 3, 2025
Grant date stock price	$115.57
Average stock price at the start of the performance period	$103.09
Risk free interest rate	4.0%
Years to maturity	2.9
Expected volatility rate	39.2%
Expected dividend yield	—
Stock Options
As of each of January 3, 2025 and September 27, 2024, there were 5,000 stock options outstanding, with a weighted-average exercise price per share of $16.06. As of January 3, 2025, the weighted-average remaining contractual term was 0.84 years and the aggregate intrinsic value was $0.6 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on January 3, 2025 and the exercise price of outstanding, in-the-money options. There were no options exercised during the three months ended January 3, 2025. The total intrinsic value of options exercised during the three months ended December 29, 2023 was $0.3 million.
14. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and our quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as: variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, the realizability of our deferred tax assets, any related valuation allowance and relative changes in permanent tax benefits or expenses.
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	January 3, 2025	December 29, 2023
Income tax (benefit) expense	$(2,407)	$2,750
Effective income tax rate	1.4%	18.0%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 3, 2025 was primarily driven by the non-deductibility of the loss on extinguishment of debt and favorable stock based compensation and research and development (“R&D”) tax credits, partially offset by global intangible low taxed income (“GILTI”). The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 29, 2023 was primarily driven by favorable stock based compensation and R&D tax credits, partially offset by foreign withholding taxes and GILTI.
During the three months ended December 29, 2023, we determined the earnings of one of our entities in India are no longer permanently reinvested, and due to the change in our position, we recorded a foreign withholding tax expense of $1.0 million associated with undistributed earnings.
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
There were no unrecognized tax benefits as of January 3, 2025 and September 27, 2024. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended January 3, 2025 and December 29, 2023, we did not make any accrual or payment of interest or penalties.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Cash paid for interest	$739	$722
Cash paid for income taxes	$1,050	$923
Non-cash activities:
Issuance of common stock for convertible debt exchange	$205,915	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$7,921	$6,321
Additions to property and equipment, net included in liabilities	$607	$379
Purchase of software licenses included in liabilities	$5,578	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities for the three months ended December 29, 2023 includes $5.6 million operating lease right-of-use assets acquired as part of the RF Business Acquisition. For additional information on the RF Business Acquisition, see Note 3 - Acquisitions.
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	January 3, 2025	September 27, 2024
United States	$123,930	$123,618
France	32,143	33,934
Other Countries (1)	18,037	18,465
Total	$174,110	$176,017
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 3, 2025	December 29, 2023
Customer A	—%	13%
Customer B	14%	—%
Customer C	11%	—%

Accounts Receivable	January 3, 2025	September 27, 2024
Customer B	15%	—%

Customer Concentration
Customer A did not represent more than 10% of our revenue in the three months ended January 3, 2025. Customer B and Customer C did not represent more than 10% of our revenue in the three months ended December 29, 2023. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For the three months ended January 3, 2025 and December 29, 2023, our top ten customers represented 60% and 57%, respectively, of total revenue.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on November 12, 2024 (the “2024 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings, including through the RF Business Acquisition and the ENGIN-IC acquisition, industry trends, our strategic investment plan, including negotiation and finalization of a definitive agreement with, and receipt of funding from the Federal and State governments, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.

Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2024 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (GaAs), gallium nitride (GaN), indium phosphide (InP) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (IC), multi-chip modules (MCM), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (RF) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, satellite communications (“SATCOM”) and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (DCI) applications, at 100G, 200G, 400G, 800G, 1.6T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications and Fiber-to-the-X (FTTx)/passive optical network (PON), among others.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2024 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Revenue	$218,122	$157,148
Cost of revenue (1)	101,013	69,838
Gross profit	117,109	87,310
Operating expenses:
Research and development (1)	60,369	39,413
Selling, general and administrative (1) (2)	39,213	36,887
Total operating expenses	99,582	76,300
Income from operations	17,527	11,010
Other (expense) income:
Interest income	7,000	5,556
Interest expense	(1,366)	(1,290)
Loss on extinguishment of debt	(193,098)	—
Total other (expense) income	(187,464)	4,266
(Loss) income before income taxes	(169,937)	15,276
Income tax (benefit) expense	(2,407)	2,750
Net (loss) income	$(167,530)	$12,526
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
(a) Intangible amortization expense:
Cost of revenue	$3,332	$1,942
Research and development	2,065	1,044
Selling, general and administrative	3,260	4,798
(b) Share-based compensation expense:
Cost of revenue	$2,945	$1,270
Research and development	11,251	2,765
Selling, general and administrative	11,324	4,622

(2) The three months ended January 3, 2025 and December 29, 2023 include less than $0.1 million and $8.4 million, respectively, of acquisition-related transaction costs.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 3, 2025	December 29, 2023
Revenue	100.0%	100.0%
Cost of revenue	46.3	44.4
Gross profit	53.7	55.6
Operating expenses:
Research and development	27.7	25.1
Selling, general and administrative	18.0	23.5
Total operating expenses	45.7	48.6
Income from operations	8.0	7.0
Other (expense) income:
Interest income	3.2	3.5
Interest expense	(0.6)	(0.8)
Loss on extinguishment of debt	(88.5)	—
Total other (expense) income	(85.9)	2.7
(Loss) income before income taxes	(77.9)	9.7
Income tax (benefit) expense	(1.1)	1.7
Net (loss) income	(76.8)%	8.0%
Comparison of the Three Months Ended January 3, 2025 to the Three Months Ended December 29, 2023
Revenue. Our revenue increased by $61.0 million, or 38.8%, to $218.1 million for the three months ended January 3, 2025, from $157.1 million for the three months ended December 29, 2023. The increase in revenue in the three months ended January 3, 2025 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	January 3, 2025	December 29, 2023	% Change
Industrial & Defense	$97,400	$76,998	26.5%
Data Center	65,284	49,512	31.9%
Telecom	55,438	30,638	80.9%
Total	$218,122	$157,148	38.8%

Industrial & Defense	44.7%	49.0%
Data Center	29.9%	31.5%
Telecom	25.4%	19.5%
Total	100.0%	100.0%

In the three months ended January 3, 2025, our I&D market revenue increased by $20.4 million, or 26.5%, compared to the three months ended December 29, 2023. The increase in the three months ended January 3, 2025 was primarily driven by incremental revenue from the RF Business Acquisition, partially offset by lower sales of legacy products for industrial markets.
In the three months ended January 3, 2025, our Data Center market revenue increased by $15.8 million, or 31.9%, compared to the three months ended December 29, 2023. The increase in the three months ended January 3, 2025 was primarily driven by an increase in sales of high-performance analog Data Center products, including legacy 100G as well as high speed 400G, 800G and 1.6T data rates.
In the three months ended January 3, 2025, our Telecom market revenue increased by $24.8 million, or 80.9%, compared to the three months ended December 29, 2023. The increase in the three months ended January 3, 2025 was primarily driven by an increase in sales in 5G applications, primarily driven by incremental revenue from recent acquisitions, and SATCOM.
Certain sectors of our end markets continue to be negatively impacted by macroeconomic and geopolitical conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets.
Gross profit. Gross margin was 53.7% and 55.6% for the three months ended January 3, 2025 and December 29, 2023, respectively. Gross profit was $117.1 million and $87.3 million for the three months ended January 3, 2025 and December 29, 2023, respectively. Gross profit increased for the three months ended January 3, 2025 as compared to the three months ended December 29, 2023 primarily as a result of higher sales from the RF Business Acquisition, partially offset by increases in employee-related costs, product mix, higher intangible asset amortization and share-based compensation expense.
Research and development. Research and development expense increased by $21.0 million, or 53.2%, to $60.4 million, or 27.7% of our revenue, for the three months ended January 3, 2025, compared to $39.4 million, or 25.1% of our revenue, for the three months ended December 29, 2023. Research and development expense increased in the three months ended January 3, 2025 primarily as a result of increases in employee-related costs due to acquisitions, higher share-based compensation expense and supplies expense.
Selling, general and administrative. Selling, general and administrative expense increased by $2.3 million, or 6.3%, to $39.2 million, or 18.0% of our revenue, for the three months ended January 3, 2025, compared to $36.9 million, or 23.5% of our revenue, for the three months ended December 29, 2023. Selling, general and administrative expense increased in the three months ended January 3, 2025 primarily due to an increase in employee-related costs and share-based compensation, partially offset by decreases in acquisition-related transaction costs and intangible asset amortization.
Interest income. In the three months ended January 3, 2025, interest income was $7.0 million, compared to $5.6 million for the three months ended December 29, 2023. The increase for the three months ended January 3, 2025 is primarily due to the increase in our short-term investments.
Loss on extinguishment of debt. In the three months ended January 3, 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended
	January 3, 2025	December 29, 2023
Income tax expense	$(2,407)	$2,750
Effective income tax rate	1.4%	18.0%
The primary driver for the rate reduction for the three months ended January 3, 2025 as compared to the three months ended December 29, 2023 is the non-deductibility of the loss on extinguishment of debt.
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 3, 2025 was primarily driven by the non-deductibility of the loss on extinguishment of debt and favorable stock based compensation and R&D tax credits, partially offset by GILTI. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended December 29, 2023, was primarily driven by favorable stock based compensation and R&D tax credits, partially offset by foreign withholding taxes and GILTI.
Our estimated annual effective tax rate for the year ending October 3, 2025 is expected to be approximately 16%, adjusted for discrete taxation matters arising during the interim periods, primarily the removal of the loss on extinguishment of debt of $193.1 million.
For additional information refer to Note 14 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	January 3, 2025	December 29, 2023
Cash and cash equivalents, beginning of period	$146,806	$173,952
Net cash provided by operating activities	66,659	33,099
Net cash used in investing activities	(10,227)	(34,774)
Net cash provided by (used in) financing activities	30,125	(9,053)
Foreign currency effect on cash	(664)	362
Cash and cash equivalents, end of period	$232,699	$163,586
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended January 3, 2025 of $66.7 million consisted of a net loss of $167.5 million plus adjustments of $225.3 million, to reconcile our net loss to cash provided by operating activities, less cash provided by operating assets and liabilities of $8.9 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included loss on extinguishment of debt of $193.1 million, share-based compensation expense of $25.5 million and depreciation and intangible amortization expense of $16.0 million. In addition, cash provided by operating assets and liabilities was $8.9 million for the three months ended January 3, 2025, primarily driven by a decrease in accounts receivables of $14.9 million, partially offset by an increase in inventories of $4.6 million. The decrease in accounts receivable is primarily due to improved revenue linearity during the three months ended January 3, 2025.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the three months ended January 3, 2025 of $10.2 million consisted primarily of cash paid for acquisitions, net of cash acquired of $12.5 million for acquisitions, capital expenditures of $5.3 million and purchases of $61.4 million of short-term investments and other investing activities of $3.4 million, offset by proceeds of $72.4 million for the sale and maturity of short-term investments. For additional information on the consideration paid for our acquisitions, see Note 3 - Acquisitions to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Cash Flow from Financing Activities
During the three months ended January 3, 2025, our cash provided by financing activities of $30.1 million was primarily related to $86.6 million of proceeds from convertible notes and $4.5 million of proceeds from stock option exercises and employee stock purchases, partially offset by $37.9 million of common stock withheld associated with employee taxes on vested equity awards and $22.9 million of fees for the convertible note exchange and payments for debt issuance costs.
During the three months ended December 29, 2023, our cash used in financing activities of $9.1 million was primarily related to $11.6 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $2.8 million of proceeds from stock option exercises and employee stock purchases.

Liquidity
As of January 3, 2025, we held $232.7 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $423.8 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 3, 2025, cash held by our indefinitely reinvested foreign subsidiaries was $9.0 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On December 19, 2024, we exchanged approximately $288.8 million in aggregate principal amount of our 2026 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) for approximately $257.7 million in aggregate principal amount of the 2029 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q), 1,582,958 newly-issued shares of the Company’s common stock, issued at a fair value of $205.9 million, and $17.6 million in cash. We also issued approximately $86.6 million in aggregate principal amount of the 2029 Convertible Notes, and net proceeds, net of amounts paid associated with the exchange, totaled approximately $63.7 million and are expected to be used for general corporate purposes. As of January 3, 2025, the aggregate principal balances of the 2026 Convertible Notes and 2029 Convertible Notes are $161.2 million and $344.3 million, respectively, and we are required to pay cash for the principal amount of the notes upon conversion.
During the fiscal quarter ended January 3, 2025, our common stock price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending January 3, 2025 was greater than $106.76 on each applicable trading day. Therefore, holders of our 2026 Convertible Notes may convert their notes at their option at any time during the subsequent second fiscal quarter ended April 4, 2025 in multiples of $1,000 principal amount. For additional information on the 2026 Convertible Notes, see Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
On January 14, 2025, we announced the execution of a preliminary, non-binding agreement with the CHIPS Program Office, which could provide for proposed direct funding from the U.S. Department of Commerce under the CHIPS Act of up to $70 million.
We plan to use our remaining available cash and cash equivalents and short-term investments for general corporate purposes, including working capital, payment on the 2026 Convertible Notes and 2029 Convertible Notes, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.
As of January 3, 2025, we had no off-balance sheet arrangements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and short-term investments, as well as foreign exchange rate risk.
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $6.6 million impact on our interest income, based on cash and cash equivalents and short-term investments balances as of January 3, 2025. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.

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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of January 3, 2025, we had $37.3 million in notional forward foreign currency contracts, which were denominated in Euro and Yen.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of January 3, 2025.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2024 Annual Report on Form 10-K, except as noted below.
Changes in U.S. Government Administration Could Materially Affect Our Business, Financial Condition and Results of Operations
We operate in a highly regulated industry, and changes in the U.S. political landscape can significantly impact our business. The recent changes in the U.S. Government Administration may result in substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, tariffs, export controls and technology transfers. New executive orders and legislative actions could alter the business environment in which we operate.
The new administration may implement new policies or reverse existing ones, affecting our international trade relations. The imposition of new tariffs or trade barriers, particularly on the semiconductor industry, could increase the cost of our raw materials or affect our ability to sell products in international markets. Additionally, changes in U.S. foreign policy or trade agreements may impact our supply chain, manufacturing and distribution of our products. Furthermore, new regulations or changes to existing regulations could require us to modify our operations and incur additional expenses to comply with the new legal standards. These changes could disrupt our business operations and negatively impact our profitability.
Further, the new administration may reverse or modify the terms of the CHIPS Act and associated funding provisions and opportunities contained therein and resulting therefrom, potentially freezing or retracting the provision of government funding under the CHIPS Act and impacting our ability to execute our strategic investment plan and to negotiate and finalize a definitive agreement with and receive funding from the Federal and State governments.
In addition, any significant changes enacted by the current U.S. Government Administration to the Code or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.
Any such changes could have a material adverse effect on our business, financial condition and results of operations. We are actively monitoring policy developments; however, there can be no assurance that we will be successful in mitigating the risks posed by changes in government policies and regulations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended January 3, 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 28, 2024-November 1, 2024	104,359	$121.48	—	—
November 2, 2024-November 29, 2024	169,392	138.80	—	—
November 30, 2024-January 3, 2025	30,818	132.51	—	—
Total	304,569	$132.23	—	—
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

ITEM 5. OTHER INFORMATION
During the three months ended January 3, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of December 19, 2024, by and between MACOM Technology Solutions Holdings, Inc. and U.S. Bank Trust Company, National Association (including the form of the 0.000% Convertible Senior Note due 2029) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2024).

4.2	Form of 0.000% Convertible Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2024).
10.1
Form of Exchange and Subscription Agreement, dated as of December 12, 2024, among MACOM Technology Solutions Holdings, Inc. and each investor party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2024.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 3, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 3, 2025, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 6, 2025	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: February 6, 2025	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)