Form 10-Q
period 2025-04-04
MACOM Technology Solutions Holdings, Inc.
filed 2025-05-08
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2025, there were 74,390,671 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 4, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$110,926	$146,806
Short-term investments	570,607	435,082
Accounts receivable, net	131,389	105,700
Inventories	209,332	194,490
Prepaid and other current assets	42,016	21,000
Total current assets	1,064,270	903,078
Property and equipment, net	178,501	176,017
Goodwill	335,972	332,201
Intangible assets, net	82,443	76,088
Deferred income taxes	213,389	212,495
Other long-term assets	44,282	55,761
Total assets	$1,918,857	$1,755,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$160,741	$—
Accounts payable	61,265	43,202
Accrued liabilities	76,080	64,336
Current portion of finance lease obligations	730	646
Total current liabilities	298,816	108,184
Finance lease obligations, less current portion	30,829	31,130
Financing obligation	8,830	9,006
Long-term debt	339,073	448,281
Other long-term liabilities	38,977	32,696
Total liabilities	716,525	629,297
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	74	72
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	877	2,505
Additional paid-in capital	1,523,425	1,309,946
Accumulated deficit	(321,714)	(185,850)
Total stockholders’ equity	1,202,332	1,126,343
Total liabilities and stockholders’ equity	$1,918,857	$1,755,640
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenue	$235,887	$181,234	$454,009	$338,382
Cost of revenue	105,731	86,022	206,744	155,860
Gross profit	130,156	95,212	247,265	182,522
Operating expenses:
Research and development	57,837	45,621	118,206	85,034
Selling, general and administrative	37,449	34,184	76,662	71,071
Total operating expenses	95,286	79,805	194,868	156,105
Income from operations	34,870	15,407	52,397	26,417
Other income (expense):
Interest income	7,239	5,366	14,239	10,921
Interest expense	(1,179)	(1,285)	(2,545)	(2,574)
Loss on extinguishment of debt	—	—	(193,098)	—
Total other income (expense)	6,060	4,081	(181,404)	8,347
Income (loss) before income taxes	40,930	19,488	(129,007)	34,764
Income tax expense	9,264	4,508	6,857	7,258
Net income (loss)	$31,666	$14,980	$(135,864)	$27,506

Net income (loss) per share:
Income (loss) per share - Basic	$0.43	$0.21	$(1.85)	$0.38
Income (loss) per share - Diluted	$0.42	$0.20	$(1.85)	$0.38
Weighted average shares used:
Basic	74,358	72,076	73,540	71,750
Diluted	75,741	73,272	73,540	72,779
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Net income (loss)	$31,666	$14,980	$(135,864)	$27,506
Unrealized gain (loss) on short term investments, net of tax	1,038	(291)	(644)	1,004
Foreign currency translation gain (loss), net of tax	959	(1,248)	(984)	696
Other comprehensive income (loss), net of tax	1,997	(1,539)	(1,628)	1,700
Total comprehensive income (loss)	$33,663	$13,441	$(137,492)	$29,206
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended April 4, 2025
					Accumulated Other Comprehensive(Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of January 3, 2025	74,361	$74	(23)	$(330)	$(1,120)	$1,505,645	$(353,380)	$1,150,889
Vesting of restricted common stock and units	54	—	—	—	—	—	—	—
Common stock withheld for taxes on employee equity awards	(9)	—	—	—	—	(987)	—	(987)
Share-based compensation	—	—	—	—	—	18,767	—	18,767
Other comprehensive income, net of tax	—	—	—	—	1,997	—	—	1,997
Net income	—	—	—	—	—	—	31,666	31,666
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332

	Six Months Ended April 4, 2025
					Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	865	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	4,537	—	4,537
Common stock withheld for taxes on employee equity awards	(313)	—	—	—	—	(41,260)	—	(41,260)
Share-based compensation	—	—	—	—	—	44,287	—	44,287
Issuance of common stock for convertible debt exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive loss, net of tax	—	—	—	—	(1,628)	—	—	(1,628)
Net loss	—	—	—	—	—	—	(135,864)	(135,864)
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332
See notes to condensed consolidated financial statements.

	Three Months Ended March 29, 2024
					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 29, 2023	72,088	$72	(23)	$(330)	$(396)	$1,274,928	$(250,183)	$1,024,091
Vesting of restricted common stock and units	43	—	—	—	—	—	—	—
Common stock withheld for taxes on employee equity awards	(11)	—	—	—	—	(970)	—	(970)
Share-based compensation	—	—	—	—	—	12,090	—	12,090
Issuance of common stock as consideration for acquisition	—	—	—	—	—	(3,039)	—	(3,039)
Other comprehensive loss, net of tax	—	—	—	—	(1,539)	—	—	(1,539)
Net income	—	—	—	—	—	—	14,980	14,980
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613

	Six Months Ended March 29, 2024
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	502	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	59	—	—	—	—	2,769	—	2,769
Common stock withheld for taxes on employee equity awards	(171)	—	—	—	—	(12,522)	—	(12,522)
Share-based compensation	—	—	—	—	—	20,747	—	20,747
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	1,700	—	—	1,700
Net income	—	—	—	—	—	—	27,506	27,506
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 4, 2025	March 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(135,864)	$27,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangibles amortization	30,800	31,486
Share-based compensation	44,287	20,747
Deferred income taxes	(2,747)	3,706
Loss on extinguishment of debt	193,098	—
Other adjustments, net	(2,351)	(1,497)
Change in operating assets and liabilities:
Accounts receivable	(24,724)	(31,327)
Inventories	(14,961)	(12,325)
Prepaid expenses and other assets	(4,300)	(3,955)
Accounts payable	14,838	19,240
Accrued and other liabilities	1,647	(2,301)
Income taxes	5,623	22
Net cash provided by operating activities	105,346	51,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(12,684)	(74,813)
Purchases of property and equipment	(13,498)	(9,782)
Other investing	(7,975)	—
Proceeds from sales and maturities of short-term investments	187,554	215,112
Purchases of short-term investments	(320,530)	(230,590)
Net cash used in investing activities	(167,133)	(100,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	86,629	—
Payments for fee on convertible note exchange and debt issuance costs	(23,126)	—
Payments on finance leases and other	(498)	(703)
Proceeds from stock option exercises and employee stock purchases	4,537	2,849
Common stock withheld for taxes on employee equity awards	(41,260)	(12,522)
Net cash provided by (used in) financing activities	26,282	(10,376)
Foreign currency effect on cash	(375)	185
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,880)	(58,962)
CASH AND CASH EQUIVALENTS — Beginning of period	146,806	173,952
CASH AND CASH EQUIVALENTS — End of period	$110,926	$114,990
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information—The accompanying unaudited, condensed consolidated financial statements have been prepared according to the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the condensed consolidated balance sheets, condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of MACOM Technology Solutions Holdings, Inc. (“MACOM,” the “Company,” “us,” “we” or “our”) for the periods presented. We prepare our interim financial information using the same accounting principles we use for our annual audited consolidated financial statements. Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with prescribed SEC rules. We believe that the disclosures made in our condensed consolidated financial statements and the accompanying notes are adequate to make the information presented not misleading.
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
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2025 includes 53 weeks and fiscal year 2024 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter. Our first fiscal quarter ended January 3, 2025 included 14 weeks.
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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense of $0.6 million and $1.3 million for the three and six months ended April 4, 2025, respectively, to cost of revenue. This benefit increased income from operations by $0.6 million and $1.3 million and earnings per share by $0.01, respectively, for the three and six months ended April 4, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures, as amended by ASU 2025-01, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU should be applied on a prospective basis, with retrospective application permitted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenue by Market:
Industrial & Defense	$98,542	$90,887	$195,942	$167,885
Data Center	72,180	43,147	137,464	92,659
Telecom	65,165	47,200	120,603	77,838
Total	$235,887	$181,234	$454,009	$338,382

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenue by Geographic Region(1):
United States	$107,971	$80,161	$205,243	$149,806
China	63,850	46,190	126,578	82,538
Asia Pacific, excluding China (2)	26,402	26,663	46,940	40,671
Other Countries (3)	37,664	28,220	75,248	65,367
Total	$235,887	$181,234	$454,009	$338,382
(1)Revenue by geographic region is aggregated by customer billing address.
(2)Asia Pacific primarily represents Australia, India, Japan, Malaysia, Singapore, South Korea and Taiwan.
(3)No country or region represented greater than 10% of our total revenue as of the dates presented, other than the United States, China and Asia Pacific region as presented above.
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
The following table presents the changes in contract liabilities during the six months ended April 4, 2025 (in thousands, except percentage):

	April 4, 2025	September 27, 2024	$ Change	% Change
Contract liabilities	$5,305	$5,281	$24	0.5%
During the three and six months ended April 4, 2025, we recognized sales of $0.5 million and $1.4 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The increase in contract liabilities during the six months ended April 4, 2025 was primarily related to deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services, offset by recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services.
3. ACQUISITIONS
ENGIN-IC, Inc.— On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million and was acquired with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and consideration payable of $1.5 million, subject to customary purchase price adjustments. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We have recorded a preliminary allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.0 million.

Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net loss during the three and six months ended April 4, 2025 and during the three and six months ended March 29, 2024 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
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
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash and 711,528 shares of our common stock, with a fair value of $57.7 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition are subject to restrictions on the sale of shares until transfer of the RTP Fab to the Company is complete. In addition, if the RTP Fab has not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, Wolfspeed will forfeit 25% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the three and six months ended April 4, 2025, we did not incur any acquisition-related transaction costs. During the three and six months ended March 29, 2024, we incurred acquisition-related transaction costs of approximately $0.3 million and $7.4 million, respectively, which are included in selling, general and administrative expense.
We finalized the RF Business Acquisition purchase accounting during the fiscal quarter ended January 3, 2025. The following table summarizes the final purchase price (in thousands, except shares and closing share price amount):

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
The prepayment of $16.3 million for the net assets associated with the RTP Fab Transfer, classified in Prepaid and other current assets as of April 4, 2025 in our condensed consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we will assume control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $10.4 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we will assume control of at the time of the RTP Fab Transfer.
The RF Business has been included in our consolidated financial statements since the date of acquisition. Consolidated estimated pro forma unaudited revenue for the three and six months ended March 29, 2024 was $181.2 million and $365.2 million, respectively. Consolidated pro forma net income for the three and six months ended March 29, 2024 is not material to understanding our condensed consolidated financial statements due to the business combination effects from the RF Business Acquisition, primarily acquisition transaction costs. Pro forma revenue was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future.
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

	April 4, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	451,847	1,333	(213)	452,967
Commercial paper	48,601	23	—	48,624
U.S. Treasuries and agency bonds	68,783	235	(2)	69,016
Total short-term investments	$569,231	$1,591	$(215)	$570,607

	September 27, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$980	$—	$—	$980
Corporate bonds	303,296	2,047	(193)	305,150
Commercial paper	73,641	149	—	73,790
U.S. Treasuries and agency bonds	54,931	248	(17)	55,162
Total short-term investments	$432,848	$2,444	$(210)	$435,082

The contractual maturities of available-for-sale investments were as follows (in thousands):

	April 4, 2025	September 27, 2024
Less than one year	$233,507	$284,479
Over one year	337,100	150,603
Total available-for-sale investments	$570,607	$435,082

We have determined that the gross unrealized losses on available for sale securities as of April 4, 2025 and September 27, 2024 are temporary in nature and/or do not relate to credit loss, and therefore, there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 4, 2025.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 4, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	51,550	51,550	—	—
U.S. Treasuries and agency bonds	$69,016	$45,501	$23,515	$—
Corporate bonds	452,967	—	452,967	—
Commercial paper	48,624	—	48,624	—
Total assets measured at fair value	$622,157	$97,051	$525,106	$—

	September 27, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$74,760	$74,760	$—	$—
Certificates of deposit	980	980	—	—
U.S. Treasuries and agency bonds	55,162	50,163	4,999	—
Corporate bonds	305,150	—	305,150	—
Commercial paper	73,790	—	73,790	—
Total assets measured at fair value	$509,842	$125,903	$383,939	$—
Liabilities
Non-designated foreign currency hedge contracts	$100	$—	$100	$—
Total Liabilities measured at fair value	$100	$—	$100	$—
Derivatives
We have foreign currency exposure arising from certain of our Euro and Yen denominated intercompany debt. We have entered into foreign currency exchange hedging contracts associated with this debt to partially mitigate the impact of currency rate changes. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Changes in fair value are reported in current period earnings. These gains and losses are intended to offset the gains and losses recorded on the associated intercompany debt. We do not use derivative financial instruments for trading or speculation purposes.
As of April 4, 2025 and September 27, 2024, we had $25.1 million and $34.4 million, respectively, in notional forward foreign currency contracts. As of April 4, 2025 and September 27, 2024, the fair value of derivative instruments not designated as hedges was zero and $0.1 million, respectively, and was presented in Accrued liabilities on the Consolidated Balance Sheets.
6. INVENTORIES
Inventories consist of the following (in thousands):

	April 4, 2025	September 27, 2024
Raw materials	$128,949	$121,231
Work-in-process	21,560	12,412
Finished goods	58,823	60,847
Total inventory, net	$209,332	$194,490

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	April 4, 2025	September 27, 2024
Buildings	$11,546	$—
Computer equipment	20,256	19,809
Construction in process	24,831	15,179
Finance lease assets	39,872	65,596
Furniture and fixtures	3,542	3,539
Land	13,042	—
Leasehold improvements	38,836	38,979
Machinery and equipment	288,167	282,920
Total property and equipment	440,092	426,022
Less accumulated depreciation and amortization	(261,591)	(250,005)
Property and equipment, net	$178,501	$176,017
During the six months ended April 4, 2025, we exercised an option to purchase manufacturing facilities that we leased in France for €1 (one Euro). This lease was acquired in May 2023 in connection with a prior year asset acquisition and was valued as part of purchase accounting using a market approach. During the six months ended April 4, 2025, we reclassified the finance lease asset to land and buildings.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain qualifying investments in U.S. semiconductor manufacturing equipment. We account for the investment tax credit as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of each of April 4, 2025 and September 27, 2024, there was a $5.2 million reduction to the carrying amounts of the qualifying assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three and six months ended April 4, 2025 was $7.4 million and $14.8 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended March 29, 2024 was $7.8 million and $14.3 million, respectively. Accumulated amortization on finance lease assets as of April 4, 2025 and September 27, 2024 was $10.2 million and $10.2 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Cost of revenue	$3,342	$4,200	$6,674	$6,142
Research and development	2,284	1,043	4,349	2,087
Selling, general and administrative	1,755	4,121	5,015	8,919
Total	$7,381	$9,364	$16,038	$17,148
A summary of the activity in gross intangible assets as of April 4, 2025 and September 27, 2024 is as follows (in thousands):

	April 4, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,600	$(11,016)	$23,584
Customer relationships	190,187	(153,871)	36,316
Favorable contract	14,500	(10,584)	3,916
Software licenses	23,311	(9,335)	13,976
Trade name (1)	5,200	(549)	4,651
Balance as of April 4, 2025 (2)	$267,798	$(185,355)	$82,443

	September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,226	$(7,320)	$25,906
Customer relationships	180,214	(149,206)	31,008
Favorable contract	14,500	(7,620)	6,880
Software licenses	12,292	(4,775)	7,517
Trade name (1)	5,200	(423)	4,777
Balance as of September 27, 2024 (2)	$245,432	$(169,344)	$76,088
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of April 4, 2025, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2025 Remaining	2026	2027	2028	2029	Thereafter	Total
Amortization expense	$14,764	19,592	15,525	9,264	5,718	14,180	$79,043
A summary of the changes in goodwill as of April 4, 2025 is as follows (in thousands):

April 4, 2025
Balance as of September 27, 2024	$332,201
Acquired (1)	4,116
Foreign currency translation adjustment	(345)
Balance as of April 4, 2025	$335,972
(1)    The acquired balance consists of an increase of $5.0 million related to the ENGIN-IC Acquisition, partially offset by a decrease of $0.9 million related to measurement period adjustments for the RF Business Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of April 4, 2025 and September 27, 2024, (in thousands, except percentages):

	April 4, 2025		September 27, 2024
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$161,151	0.54%	$450,000	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	—
Total principal amount outstanding	505,467		450,000
Less: Short-term debt	160,741		—
Unamortized discount on deferred financing costs	(5,653)		(1,719)
Total long-term debt	$339,073		$448,281

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
In November 2021, we made an irrevocable election to pay cash for the aggregate principal amount of notes to be converted. Upon conversion of the 2026 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2021 Indenture). We must notify the holders of the 2026 Convertible Notes of our settlement method for our conversion obligation in excess of the aggregate principal amount no later than December 15, 2025, for conversions occurring on or after that date. We may redeem for cash all or any portion of the notes, at our option, on or after March 20, 2024 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2021 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
During the fiscal quarter ended April 4, 2025, our common stock price did not meet the price trigger defined above, and therefore, holders of our 2026 Convertible Notes cannot convert their notes at their option at any time during our third fiscal quarter ended July 4, 2025.

For the three and six months ended April 4, 2025, total interest expense for the 2026 Convertible Notes was $0.1 million and $0.4 million, respectively. For the three and six months ended March 29, 2024, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.6 million, respectively.
The fair value of our 2026 Convertible Notes was $192.7 million and $640.6 million as of April 4, 2025 and September 27, 2024, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of April 4, 2025; the full amount of $161.2 million is due on March 15, 2026. The 2026 Convertible Notes balance of $160.7 million, net of deferred financing costs, is classified as short-term debt in our condensed consolidated balance sheet.
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
The 2029 Convertible Notes do not bear regular interest, and the principal amount of the notes does not accrete. The notes are senior unsecured obligations of the Company and will mature on December 15, 2029, unless earlier redeemed, repurchased or converted. Upon conversion of the 2029 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2024 Indenture). We must notify the holders of the 2029 Convertible Notes of our settlement method for our conversion obligation in excess of the aggregate principal amount no later than September 15, 2029, for conversions occurring on or after that date. We may redeem for cash all or any portion of the notes, at our option, on or after December 20, 2027 and prior to September 15, 2029 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2024 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
The fair value of our 2029 Convertible Notes was $308.0 million as of April 4, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of April 4, 2025; the full amount of $344.3 million is due on December 15, 2029.

10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of April 4, 2025 and September 27, 2024, the net book value of the systems in Property and equipment, net was $7.9 million and $8.2 million, respectively, and the corresponding liability was $9.2 million and $9.3 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Numerator:
Net income (loss) attributable to common stockholders	$31,666	$14,980	$(135,864)	$27,506
Denominator:
Weighted average common shares outstanding-basic	74,358	72,076	73,540	71,750
Dilutive effect of stock options, restricted stock and restricted stock units	766	807	—	831
Dilutive effect of convertible debt	617	389	—	198
Weighted average common shares outstanding-diluted	75,741	73,272	73,540	72,779

Net income (loss) to common stockholders per share-basic:	$0.43	$0.21	$(1.85)	$0.38
Net income (loss) to common stockholders per share-diluted:	$0.42	$0.20	$(1.85)	$0.38

Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units (1)	113	5	1,049	58
Convertible debt (1)	—	—	1,176	—
(1) Excludes the effects of the assumed issuance of common stock associated with the assumed exercise of outstanding stock options and potential shares of common stock issuable upon vesting of restricted stock and restricted stock units, and a conversion premium for the 2026 Convertible Notes, as the inclusion would be anti-dilutive, but they could become dilutive in the future.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and six months ended April 4, 2025.

13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 4, 2025.
Stock Plans
As of April 4, 2025, we had 3.2 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.1 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of April 4, 2025 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of April 4, 2025 and September 27, 2024, the fair value of outstanding ISUs was $3.7 million and $6.8 million, respectively, and the associated accrued compensation liability was $2.0 million and $4.6 million, respectively. During the three and six months ended April 4, 2025, we recorded a benefit for ISU awards of $0.3 million and an expense of $1.2 million, respectively. During the three and six months ended March 29, 2024, we recorded an expense for ISU awards of $0.9 million and $1.4 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Cost of revenue	$1,703	$1,600	$4,648	$2,870
Research and development	6,876	4,962	18,126	7,727
Selling, general and administrative	10,188	5,528	21,513	10,150
Total share-based compensation expense	$18,767	$12,090	$44,287	$20,747
As of April 4, 2025, the total unrecognized compensation costs related to RSUs and PRSUs was $106.3 million, which we expect to recognize over a weighted-average period of 2.0 years. As of April 4, 2025, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.5 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the six months ended April 4, 2025 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 27, 2024	1,634	$72.37
Granted	619	$127.40
Performance-based adjustment (1)	144	$89.82
Vested and released	(865)	$76.26
Forfeited, canceled or expired	(95)	$76.87
Balance as of April 4, 2025	1,437	$95.17
(1) The amount shown represents performance adjustments for market-based performance awards. These were granted in prior fiscal years and vested during the six months ended April 4, 2025 based on the Company’s achievement of total stockholder return.
Stock awards that vested during the six months ended April 4, 2025 and March 29, 2024 had combined fair values of $112.9 million and $37.2 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 108,300 market-based PRSUs during the six months ended April 4, 2025, at a weighted average grant date fair value of $168.47 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the market-based PRSU awards are as follows:

Six Months Ended
April 4, 2025
Weighted-average grant date stock price	$115.69
Weighted-average stock price at the start of the performance period	$103.09
Weighted-average risk free interest rate	4.0%
Weighted-average years to maturity	2.9
Weighted-average expected volatility rate	39.2%
Weighted-average expected dividend yield	—
Stock Options
As of each of April 4, 2025 and September 27, 2024, there were 5,000 stock options outstanding, with a weighted-average exercise price per share of $16.06. As of April 4, 2025, the weighted-average remaining contractual term was 0.59 years and the aggregate intrinsic value was $0.4 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on April 4, 2025 and the exercise price of outstanding, in-the-money options. There were no options exercised during the six months ended April 4, 2025. The total intrinsic value of options exercised during the six months ended March 29, 2024 was $0.3 million.
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

The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Income tax expense	$9,264	$4,508	$6,857	$7,258
Effective income tax rate	22.6%	23.1%	(5.3)%	20.9%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the six months ended April 4, 2025 was primarily driven by the non-deductibility of our loss on extinguishment of debt, favorable stock-based compensation and our research and development (“R&D”) tax credits. For the other periods reported above, the difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate was primarily driven by favorable stock-based compensation and R&D tax credits, offset by global intangible low taxed income (“GILTI”).
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
There were no unrecognized tax benefits as of April 4, 2025 and September 27, 2024. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended April 4, 2025 and March 29, 2024, we did not make any accrual or payment of interest or penalties.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	April 4, 2025	March 29, 2024
Cash paid for interest	$1,638	$2,003
Cash paid for income taxes	$3,849	$2,655
Non-cash activities:
Issuance of common stock for convertible debt exchange	$205,915	$—
Issuance of common stock in connection with the RF Business Acquisition	$—	$57,733
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$7,909	$6,866
Finance lease assets obtained in exchange for new lease liabilities	$129	$—
Additions to property and equipment, net included in liabilities	$3,354	$483
Purchase of software licenses included in liabilities	$5,578	$—
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	April 4, 2025	September 27, 2024
United States	$125,291	$123,618
France	35,486	33,934
Other Countries (1)	17,724	18,465
Total	$178,501	$176,017
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Customer A	13%	12%	13%	11%
Customer B	11%	—	11%	—

Accounts Receivable	April 4, 2025	September 27, 2024
Customer A	16%	—
Customer B	11%	—
Customer Concentration
Customer B did not represent more than 10% of our revenue in the three and six months ended March 29, 2024. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For each of the three and six months ended April 4, 2025, our top ten customers represented 59% of total revenue and for the three and six months ended March 29, 2024, our top ten customers represented 57% and 56% of total revenue, respectively.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings, including through the RF Business Acquisition and the ENGIN-IC acquisition, risks related to any weakening of global economic conditions, including as a result of the evolving impacts from tariffs, sanctions or other trade tensions (including implementation of new tariffs or retaliatory trade measures), industry trends, our strategic investment plan, including negotiation and finalization of a definitive agreement with, and receipt of funding from the Federal and State governments, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,”

“should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2024 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenue	$235,887	$181,234	$454,009	$338,382
Cost of revenue (1)	105,731	86,022	206,744	155,860
Gross profit	130,156	95,212	247,265	182,522
Operating expenses:
Research and development (1)	57,837	45,621	118,206	85,034
Selling, general and administrative (1) (2)	37,449	34,184	76,662	71,071
Total operating expenses	95,286	79,805	194,868	156,105
Income from operations	34,870	15,407	52,397	26,417
Other income (expense):
Interest income	7,239	5,366	14,239	10,921
Interest expense	(1,179)	(1,285)	(2,545)	(2,574)
Loss on extinguishment of debt	—	—	(193,098)	—
Total other income (expense)	6,060	4,081	(181,404)	8,347
Income (loss) before income taxes	40,930	19,488	(129,007)	34,764
Income tax expense	9,264	4,508	6,857	7,258
Net income (loss)	$31,666	$14,980	$(135,864)	$27,506
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
(a) Intangible amortization expense:
Cost of revenue	$3,342	$4,200	$6,674	$6,142
Research and development	2,284	1,043	4,349	2,087
Selling, general and administrative	1,755	4,121	5,015	8,919
(b) Share-based compensation expense:
Cost of revenue	$1,703	$1,600	$4,648	$2,870
Research and development	6,876	4,962	18,126	7,727
Selling, general and administrative	10,188	5,528	21,513	10,150

(2) There were no acquisition-related transaction costs for the three months ended April 4, 2025. The three months ended March 29, 2024 include $0.7 million of acquisition-related transaction costs. The six months ended April 4, 2025 and March 29, 2024 include less than $0.1 million and $7.7 million, respectively, of acquisition-related transaction costs.

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.8	47.5	45.5	46.1
Gross profit	55.2	52.5	54.5	53.9
Operating expenses:
Research and development	24.5	25.2	26.0	25.1
Selling, general and administrative	15.9	18.8	16.9	21.0
Total operating expenses	40.4	44.0	42.9	46.1
Income from operations	14.8	8.5	11.6	7.8
Other income (expense):
Interest income	3.1	3.0	3.1	3.3
Interest expense	(0.5)	(0.7)	(0.6)	(0.8)
Loss on extinguishment of debt	—	—	(42.5)	—
Total other income (expense)	2.6	2.3	(40.0)	2.5
Income (loss) before income taxes	17.4	10.8	(28.4)	10.3
Income tax expense	3.9	2.5	1.5	2.2
Net income (loss)	13.5%	8.3%	(29.9)%	8.1%
Comparison of the Three and Six Months Ended April 4, 2025 to the Three and Six Months Ended March 29, 2024
Revenue. Our revenue increased by $54.7 million, or 30.2%, to $235.9 million for the three months ended April 4, 2025, from $181.2 million for the three months ended March 29, 2024, and our revenue increased by $115.6 million, or 34.2%, to $454.0 million for the six months ended April 4, 2025, from $338.4 million for the six months ended March 29, 2024. The increase in revenue in the three and six months ended April 4, 2025 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 4, 2025	March 29, 2024	% Change	April 4, 2025	March 29, 2024	% Change
Industrial & Defense	$98,542	$90,887	8.4%	$195,942	$167,885	16.7%
Data Center	72,180	43,147	67.3%	137,464	92,659	48.4%
Telecom	65,165	47,200	38.1%	120,603	77,838	54.9%
Total	$235,887	$181,234	30.2%	$454,009	$338,382	34.2%

Industrial & Defense	41.8%	50.2%		43.1%	49.6%
Data Center	30.6%	23.8%		30.3%	27.4%
Telecom	27.6%	26.0%		26.6%	23.0%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended April 4, 2025, our I&D market revenue increased by $7.7 million, or 8.4%, compared to the three months ended March 29, 2024. In the six months ended April 4, 2025, our I&D market revenue increased by $28.1 million, or 16.7%, compared to the six months ended March 29, 2024. The increase in the three months ended April 4, 2025 was primarily driven by an increase in defense program revenue, partially offset by lower sales of legacy products for industrial markets. The increase in the six months ended April 4, 2025 was primarily driven by incremental revenue from the RF Business Acquisition, partially offset by lower sales of legacy products for industrial markets.
In the three months ended April 4, 2025, our Data Center market revenue increased by $29.0 million, or 67.3%, compared to the three months ended March 29, 2024. In the six months ended April 4, 2025, our Data Center market revenue increased by $44.8 million, or 48.4%, compared to the six months ended March 29, 2024. The increase in the three and six months ended April 4, 2025 was primarily driven by an increase in sales of high-performance analog Data Center products primarily supporting high speed data rates from 100G up to 1.6T.
In the three months ended April 4, 2025, our Telecom market revenue increased by $18.0 million, or 38.1%, compared to the three months ended March 29, 2024. In the six months ended April 4, 2025, our Telecom market revenue increased by $42.8 million, or 54.9%, compared to the six months ended March 29, 2024. The increase in the three months ended April 4, 2025 was primarily driven by an increase in sales of products for 5G and Satcom applications. The increase in the six months ended April 4, 2025 was primarily driven by an increase in sales of products for 5G and Satcom applications and recent acquisitions.
Certain sectors of our end markets continue to be negatively impacted by macroeconomic and geopolitical conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets. In addition, we could be negatively affected by any weakening of global economic conditions, including as result of the evolving impacts from tariffs, sanctions or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. Gross margin was 55.2% and 52.5% for the three months ended April 4, 2025 and March 29, 2024, respectively, and 54.5% and 53.9% for the six months ended April 4, 2025 and March 29, 2024, respectively. Gross profit was $130.2 million and $95.2 million for the three months ended April 4, 2025 and March 29, 2024, respectively, and $247.3 million and $182.5 million for the six months ended April 4, 2025 and March 29, 2024, respectively. Gross profit increased for the three months ended April 4, 2025 as compared to the three months ended March 29, 2024 primarily as a result of higher sales, decreases in production supplies and lower intangible asset amortization, partially offset by increases in employee-related costs. Gross profit increased for the six months ended April 4, 2025 as compared to the six months ended March 29, 2024 primarily as a result of higher sales and decreases in production supplies, partially offset by increases in employee-related costs and share-based compensation.
Research and development. Research and development expense increased by $12.2 million, or 26.8%, to $57.8 million, or 24.5% of our revenue, for the three months ended April 4, 2025, compared to $45.6 million, or 25.2% of our revenue, for the three months ended March 29, 2024. Research and development expense increased by $33.2 million, 39.0%, to $118.2 million, or 26.0% of our revenue, for the six months ended April 4, 2025, compared to $85.0 million, or 25.1% of our revenue, for the six months ended March 29, 2024. Research and development expense increased in the three and six months ended April 4, 2025 primarily as a result of higher employee-related costs due to acquisitions and increases in share-based compensation expense and supply costs.
Selling, general and administrative. Selling, general and administrative expense increased by $3.3 million, or 9.6%, to $37.4 million, or 15.9% of our revenue, for the three months ended April 4, 2025, compared to $34.2 million, or 18.9% of our revenue, for the three months ended March 29, 2024. Selling, general and administrative expense increased by $5.6 million, or 7.9%, to $76.7 million, or 16.9% of our revenue, for the six months ended April 4, 2025, compared to $71.1 million, or 21.0% of our revenue, for the six months ended March 29, 2024. Selling, general and administrative expense increased in the three months ended April 4, 2025 primarily due to an increase in employee-related costs and share-based compensation, partially offset by lower intangible asset amortization. Selling, general and administrative expense increased in the six months ended April 4, 2025 primarily due to an increase in employee-related costs and share-based compensation, partially offset by decreases in acquisition-related transaction costs and intangible asset amortization.
Interest income. In the three months ended April 4, 2025, interest income was $7.2 million, compared to $5.4 million for the three months ended March 29, 2024. In the six months ended April 4, 2025, interest income was $14.2 million, compared to $10.9 million for the six months ended March 29, 2024. The increase for the three and six months ended April 4, 2025 is primarily due to an increase in short-term investments and associated interest income.
Loss on extinguishment of debt. In the six months ended April 4, 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 4, 2025	March 29, 2024	April 4, 2025	March 29, 2024
Income tax expense	$9,264	$4,508	6,857	7,258
Effective income tax rate	22.6%	23.1%	(5.3)%	20.9%
The primary driver for the rate reduction for the three months ended April 4, 2025 as compared to the three months ended March 29, 2024 is the removal of a taxable income limitation on GILTI and foreign derived intangible income benefits. The primary driver for the rate reduction for the six months ended April 4, 2025 as compared to the six months ended March 29, 2024 is the non-deductibility of the loss on extinguishment of debt.
Our estimated annual effective tax rate for the fiscal year ending October 3, 2025 is expected to be approximately 17%, adjusted for discrete taxation matters arising during the interim periods, primarily the removal of the loss on extinguishment of debt of $193.1 million.
For additional information refer to Note 14 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	April 4, 2025	March 29, 2024
Cash and cash equivalents, beginning of period	$146,806	$173,952
Net cash provided by operating activities	105,346	51,302
Net cash used in investing activities	(167,133)	(100,073)
Net cash provided by (used in) financing activities	26,282	(10,376)
Foreign currency effect on cash	(375)	185
Cash and cash equivalents, end of period	$110,926	$114,990
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended April 4, 2025 of $105.3 million consisted of a net loss of $135.9 million plus adjustments of $263.1 million, to reconcile our net loss to cash provided by operating activities, less cash used in operating assets and liabilities of $21.9 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included loss on extinguishment of debt of $193.1 million, share-based compensation expense of $44.3 million and depreciation and intangible amortization expense of $30.8 million. In addition, cash used in operating assets and liabilities was $21.9 million for the six months ended April 4, 2025, primarily driven by an increase in accounts receivables of $24.7 million, an increase in inventories of $15.0 million, partially offset by an increase in accounts payable of $14.8 million.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the six months ended April 4, 2025 of $167.1 million consisted primarily of cash paid for acquisitions, net of cash acquired of $12.7 million, capital expenditures of $13.5 million and purchases of $320.5 million of short-term investments and other investing activities of $8.0 million, offset by proceeds of $187.6 million for the sale and maturity of short-term investments.

Our cash flow used in investing activities for the six months ended March 29, 2024 of $100.1 million consisted primarily of cash paid for acquisitions, net of cash acquired of $74.8 million, capital expenditures of $9.8 million and purchases of $230.6 million of short-term investments, offset by proceeds of $215.1 million for the sale and maturity of short-term investments. For additional information on the cash paid for our acquisitions, see Note 3 - Acquisitions to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flow from Financing Activities
During the six months ended April 4, 2025, our cash provided by financing activities of $26.3 million was primarily related to $86.6 million of proceeds from convertible notes and $4.5 million of proceeds from stock option exercises and employee stock purchases, partially offset by $41.3 million of common stock withheld associated with employee taxes on vested equity awards and $23.1 million of fees for the convertible note exchange and payments for debt issuance costs.
During the six months ended March 29, 2024, our cash used in financing activities of $10.4 million was primarily related to $12.5 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $2.8 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of April 4, 2025, we held $110.9 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $570.6 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 4, 2025, cash held by our indefinitely reinvested foreign subsidiaries was $10.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On December 19, 2024, we exchanged approximately $288.8 million in aggregate principal amount of our 2026 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) for approximately $257.7 million in aggregate principal amount of the 2029 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q), 1,582,958 newly-issued shares of the Company’s common stock, issued at a fair value of $205.9 million, and $17.6 million in cash. We also issued approximately $86.6 million in aggregate principal amount of the 2029 Convertible Notes, and net proceeds, net of amounts paid associated with the exchange, totaled approximately $63.7 million and are expected to be used for general corporate purposes. As of April 4, 2025, the aggregate principal balances of the 2026 Convertible Notes and 2029 Convertible Notes are $161.2 million and $344.3 million, respectively, and we are required to pay cash for the principal amount of the notes upon conversion.
During the fiscal quarter ended April 4, 2025, our common stock price was less than $106.76 during the period of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending April 4, 2025. Therefore, holders of our 2026 Convertible Notes cannot convert their notes at their option at any time during the subsequent third fiscal quarter ended July 4, 2025 in multiples of $1,000 principal amount. For additional information on the 2026 Convertible Notes, see Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of April 4, 2025, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $6.8 million impact on our annual interest income, based on cash and cash equivalents and short-term investments balances as of April 4, 2025. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of April 4, 2025, we had $25.1 million in notional forward foreign currency contracts, which were denominated in Euro and Yen.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of April 4, 2025.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2024 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 3, 2025, as filed with the SEC on February 6, 2025, and as noted below.
Adverse global economic conditions, including as a result of evolving impacts from global tariffs, sanctions or other trade tensions, and our ability to effectively respond to rapidly changing rules and regulations, could negatively impact our business, results of operations and financial condition and liquidity.
A slowdown in the global economy or in a particular region or industry, uncertainty and volatility in financial markets and other unfavorable changes in economic conditions, such as inflation or major central bank policy actions, as well as an increase in trade tensions and related tariffs, including, but not limited to, the implementation of new tariffs and retaliatory trade measures, could negatively impact our business, financial condition and liquidity. In addition, as rules and regulations rapidly change across multiple jurisdictions, we could be negatively impacted by any failure to effectively respond to such changes. These risks may be particularly acute in the semiconductor industry, where cyclical demand patterns and rapid technological changes can amplify economic headwinds.
Adverse global economic conditions have, in the past, caused significant slowdowns in the industries and markets in which we operate, adversely impacting our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and raise or refinance debt. An escalation of trade tensions between the United States and its trading partners has resulted in trade restrictions and tensions that may harm our ability to participate in some markets or compete effectively and could limit our ability to sell products in certain markets or source components from specific suppliers, potentially disrupting our supply chain and manufacturing capabilities. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of trade tensions between the U.S. and its trading partners and the decoupling of the global economies could result in an economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to restrictions or tariffs, (iii) intensify pricing pressures and (iv) lead to the insolvency or consolidation of key suppliers and customers. Any or all of these factors could negatively impact demand for our products and our business, financial condition and results of operations.
We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.
We may be unable to realize the expected benefits from acquisitions of companies and certain businesses of companies because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems. For example, in December 2023, we acquired certain assets and specified liabilities of the RF business of Wolfspeed, Inc. (the “RF Business Acquisition”). In connection with the RF Business Acquisition, we expect to assume control of a wafer fabrication facility in Research Triangle Park, North Carolina approximately two years following the closing of the RF Business Acquisition. Any delay or failure to effectively integrate or effect the transfer of such facility could materially impact our business and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended April 4, 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 4, 2025-January 31, 2025	716	$140.89	—	—
February 1, 2025-February 28, 2025	1,048	123.12	—	—
March 1, 2025-April 4, 2025	7,033	107.64	—	—
Total	8,797	$112.19	—	—
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

ITEM 5. OTHER INFORMATION
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended April 4, 2025. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended April 4, 2025.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold (2)
Stephen Daly President and Chief Executive Officer and Chair of the Board	Adoption	February 28, 2025	May 31, 2026	Sale of up to 46,419 shares
Robert Dennehy Senior Vice President, Operations	Adoption	February 28, 2025	December 31, 2025	Sale of up to 18,241 shares
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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 4, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 4, 2025, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 8, 2025	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)