Form 10-Q
period 2025-07-04
MACOM Technology Solutions Holdings, Inc.
filed 2025-08-07
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, there were 74,471,281 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 4, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$125,466	$146,806
Short-term investments	609,760	435,082
Accounts receivable, net	129,494	105,700
Inventories	215,388	194,490
Prepaid and other current assets	47,247	21,000
Total current assets	1,127,355	903,078
Property and equipment, net	208,987	176,017
Goodwill	336,383	332,201
Intangible assets, net	75,441	76,088
Deferred income taxes	211,259	212,495
Other long-term assets	43,847	55,761
Total assets	$2,003,272	$1,755,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$160,844	$—
Accounts payable	60,643	43,202
Accrued liabilities	72,467	64,336
Current portion of finance lease obligations	693	646
Total current liabilities	294,647	108,184
Finance lease obligations, less current portion	30,667	31,130
Financing obligation	37,150	9,006
Long-term debt	339,351	448,281
Other long-term liabilities	38,106	32,696
Total liabilities	739,921	629,297
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock	74	72
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	3,808	2,505
Additional paid-in capital	1,544,979	1,309,946
Accumulated deficit	(285,180)	(185,850)
Total stockholders’ equity	1,263,351	1,126,343
Total liabilities and stockholders’ equity	$2,003,272	$1,755,640
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenue	$252,079	$190,486	$706,088	$528,868
Cost of revenue	112,643	89,077	319,387	244,937
Gross profit	139,436	101,409	386,701	283,931
Operating expenses:
Research and development	63,380	47,531	181,586	132,566
Selling, general and administrative	38,396	34,162	115,058	105,233
Total operating expenses	101,776	81,693	296,644	237,799
Income from operations	37,660	19,716	90,057	46,132
Other income (expense):
Interest income	7,598	5,820	21,837	16,742
Interest expense	(1,178)	(1,288)	(3,723)	(3,862)
Loss on extinguishment of debt	—	—	(193,098)	—
Total other income (expense)	6,420	4,532	(174,984)	12,880
Income (loss) before income taxes	44,080	24,248	(84,927)	59,012
Income tax expense	7,546	4,309	14,403	11,567
Net income (loss)	$36,534	$19,939	$(99,330)	$47,445

Net income (loss) per share:
Income (loss) per share - Basic	$0.49	$0.28	$(1.35)	$0.66
Income (loss) per share - Diluted	$0.48	$0.27	$(1.35)	$0.65
Weighted average shares used:
Basic	74,427	72,143	73,828	71,881
Diluted	75,864	74,217	73,828	73,258
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income (loss)	$36,534	$19,939	$(99,330)	$47,445
Unrealized (loss) gain on short term investments, net of tax	(325)	(23)	(969)	981
Foreign currency translation gain (loss), net of tax	3,256	(124)	2,272	572
Other comprehensive income (loss), net of tax	2,931	(147)	1,303	1,553
Total comprehensive income (loss)	$39,465	$19,792	$(98,027)	$48,998
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended July 4, 2025
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332
Vesting of restricted common stock and units	40	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	55	—	—	—	—	5,672	—	5,672
Common stock withheld for taxes on employee equity awards	(13)	—	—	—	—	(1,424)	—	(1,424)
Share-based compensation	—	—	—	—	—	17,306	—	17,306
Other comprehensive income, net of tax	—	—	—	—	2,931	—	—	2,931
Net income	—	—	—	—	—	—	36,534	36,534
Balance as of July 4, 2025	74,488	$74	(23)	$(330)	$3,808	$1,544,979	$(285,180)	$1,263,351

	Nine Months Ended July 4, 2025
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	905	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	107	—	—	—	—	10,209	—	10,209
Common stock withheld for taxes on employee equity awards	(326)	—	—	—	—	(42,684)	—	(42,684)
Share-based compensation	—	—	—	—	—	61,593	—	61,593
Issuance of common stock for convertible debt exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive income, net of tax	—	—	—	—	1,303	—	—	1,303
Net loss	—	—	—	—	—	—	(99,330)	(99,330)
Balance as of July 4, 2025	74,488	$74	(23)	$(330)	$3,808	$1,544,979	$(285,180)	$1,263,351
See notes to condensed consolidated financial statements.

	Three Months Ended June 28, 2024
					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of March 29, 2024	72,120	$72	(23)	$(330)	$(1,935)	$1,283,009	$(235,203)	$1,045,613
Vesting of restricted common stock and units	45	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	57	—	—	—	—	3,656	—	3,656
Common stock withheld for taxes on employee equity awards	(14)	—	—	—	—	(1,355)	—	(1,355)
Share-based compensation	—	—	—	—	—	13,345	—	13,345
Other comprehensive loss, net of tax	—	—	—	—	(147)	—	—	(147)
Net income	—	—	—	—	—	—	19,939	19,939
Balance as of June 28, 2024	72,208	$72	(23)	$(330)	$(2,082)	$1,298,655	$(215,264)	$1,081,051

	Nine Months Ended June 28, 2024
					Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	547	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116	—	—	—	—	6,425	—	6,425
Common stock withheld for taxes on employee equity awards	(185)	—	—	—	—	(13,877)	—	(13,877)
Share-based compensation	—	—	—	—	—	34,092	—	34,092
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	1,553	—	—	1,553
Net income	—	—	—	—	—	—	47,445	47,445
Balance as of June 28, 2024	72,208	$72	(23)	$(330)	$(2,082)	$1,298,655	$(215,264)	$1,081,051
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 4, 2025	June 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(99,330)	$47,445
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangibles amortization	45,646	49,419
Share-based compensation	61,593	34,092
Deferred income taxes	53	6,655
Loss on extinguishment of debt	193,098	—
Amortization on marketable securities, net	(4,528)	(5,731)
Other adjustments, net	3,460	4,524
Change in operating assets and liabilities:
Accounts receivable	(22,829)	(17,882)
Inventories	(20,638)	(25,103)
Prepaid expenses and other assets	(6,792)	(972)
Accounts payable	16,502	14,732
Accrued and other liabilities	(4,781)	(6,072)
Income taxes	4,278	(796)
Net cash provided by operating activities	165,732	100,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(12,684)	(72,615)
Purchases of property and equipment	(22,332)	(17,252)
Purchase of property under financing arrangement	(28,750)	—
Other investing	(11,032)	(2,144)
Proceeds from sales and maturities of short-term investments	279,599	274,112
Purchases of short-term investments	(450,932)	(330,716)
Net cash used in investing activities	(246,131)	(148,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	86,629	—
Proceeds from financing arrangement	28,750	—
Payments for fee on convertible note exchange and debt issuance costs	(23,166)	—
Payments on finance leases and other financing obligations	(942)	(1,062)
Proceeds from stock option exercises and employee stock purchases	10,209	6,505
Common stock withheld for taxes on employee equity awards	(42,684)	(13,877)
Net cash provided by (used in) financing activities	58,796	(8,434)
Foreign currency effect on cash	263	90
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,340)	(56,648)
CASH AND CASH EQUIVALENTS — Beginning of period	146,806	173,952
CASH AND CASH EQUIVALENTS — End of period	$125,466	$117,304
See notes to condensed consolidated financial statements. For supplemental disclosure of cash flow information, see Note 15.

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
Principles of Consolidation and Basis of Presentation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense of $0.6 million and $1.9 million for the three and nine months ended July 4, 2025, respectively, to cost of revenue. This benefit increased earnings per share by $0.01 and $0.02, for the three and nine months ended July 4, 2025, respectively.
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

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenue by Market:
Industrial & Defense	$108,206	$90,908	$304,148	$258,792
Data Center	75,822	49,003	213,286	141,662
Telecom	68,051	50,575	188,654	128,414
Total	$252,079	$190,486	$706,088	$528,868

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenue by Geographic Region(1):
United States	$105,300	$86,670	$310,543	$236,476
China	70,967	46,423	197,545	128,961
Asia Pacific, excluding China (2)	29,535	26,121	76,475	66,792
Other Countries (3)	46,277	31,272	121,525	96,639
Total	$252,079	$190,486	$706,088	$528,868
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
The following table presents the changes in contract liabilities during the nine months ended July 4, 2025 (in thousands, except percentage):

	July 4, 2025	September 27, 2024	$ Change	% Change
Contract liabilities	$5,251	$5,281	$(30)	(0.6)%
During the three and nine months ended July 4, 2025, we recognized sales of $0.3 million and $1.7 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the nine months ended July 4, 2025 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, offset by deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services.
3. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million and was acquired with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and consideration payable of $1.5 million, subject to customary purchase price adjustments. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We have recorded a preliminary allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.0 million.

Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net loss during the three and nine months ended July 4, 2025 and during the three and nine months ended June 28, 2024 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
RF Business of Wolfspeed, Inc.—On December 2, 2023, we completed the acquisition of certain assets and specified liabilities of the radio frequency (“RF”) business (the “RF Business,”) of Wolfspeed, Inc. (the “Seller”), which was accounted for as a business combination (the “RF Business Acquisition”). The RF Business includes a portfolio of GaN on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business Acquisition, we assumed control of a wafer fabrication facility in Research Triangle Park, North Carolina (the “RTP Fab”) on July 25, 2025 (the “RTP Fab Transfer”). Refer to Note 18 - Subsequent Events for additional information on the RTP Fab Transfer. Prior to the RTP Fab Transfer, the Seller continued to operate the facility and supply wafer product and other fabrication services to us pursuant to various agreements entered into between the parties concurrently with the closing of the RF Business Acquisition.
The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash and 711,528 shares of our common stock, with a fair value of $57.7 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition were subject to restrictions on the sale of shares until completion of the RTP Fab Transfer. In addition, if the RTP Fab had not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, the Seller would have forfeited 25% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the three months ended July 4, 2025 and June 28, 2024 and the nine months ended July 4, 2025, we did not incur any acquisition-related transaction costs. During the nine months ended June 28, 2024, we incurred acquisition-related transaction costs of approximately $7.4 million, which are included in selling, general and administrative expense.
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
The prepayment of $16.3 million for the net assets associated with the RTP Fab Transfer, classified in Prepaid and other current assets as of July 4, 2025 in our condensed consolidated balance sheet, relates to the estimated fair value of property and equipment, inventory and liabilities that we assumed control of at the time of the RTP Fab Transfer. The cost and market approaches were used in determining the fair value of $10.4 million for property and equipment expected to transfer at the RTP Fab Transfer date. The remaining prepayment relates to inventory and liabilities, net, that we assumed control of at the time of the RTP Fab Transfer.
The RF Business has been included in our consolidated financial statements since the date of acquisition. Consolidated estimated pro forma unaudited revenue for the three and nine months ended June 28, 2024 was $190.5 million and $555.7 million, respectively. Consolidated pro forma net income for the three and nine months ended June 28, 2024 is not material to understanding our condensed consolidated financial statements due to the business combination effects from the RF Business Acquisition, primarily acquisition transaction costs. Pro forma revenue was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future.
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

	July 4, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	487,440	1,313	(288)	488,465
Commercial paper	58,909	—	(56)	58,853
U.S. Treasuries and agency bonds	62,361	107	(26)	62,442
Total short-term investments	$608,710	$1,420	$(370)	$609,760

	September 27, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$980	$—	$—	$980
Corporate bonds	303,296	2,047	(193)	305,150
Commercial paper	73,641	149	—	73,790
U.S. Treasuries and agency bonds	54,931	248	(17)	55,162
Total short-term investments	$432,848	$2,444	$(210)	$435,082

The contractual maturities of available-for-sale investments were as follows (in thousands):

	July 4, 2025	September 27, 2024
Less than one year	$192,769	$284,479
Over one year	416,991	150,603
Total available-for-sale investments	$609,760	$435,082

We have determined that the gross unrealized losses on available for sale securities as of July 4, 2025 and September 27, 2024 are temporary in nature and/or do not relate to credit loss, and therefore, there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 4, 2025.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	July 4, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$72,174	$72,174	$—	$—
U.S. Treasuries and agency bonds	62,442	30,469	31,973	—
Corporate bonds	488,465	—	488,465	—
Commercial paper	58,853	—	58,853	—
Total assets measured at fair value	$681,934	$102,643	$579,291	$—

	September 27, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$74,760	$74,760	$—	$—
Certificates of deposit	980	980	—	—
U.S. Treasuries and agency bonds	55,162	50,163	4,999	—
Corporate bonds	305,150	—	305,150	—
Commercial paper	73,790	—	73,790	—
Total assets measured at fair value	$509,842	$125,903	$383,939	$—
Liabilities
Non-designated foreign currency hedge contracts	$100	$—	$100	$—
Total Liabilities measured at fair value	$100	$—	$100	$—

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
As of July 4, 2025 and September 27, 2024, we had $33.0 million and $34.4 million, respectively, in notional forward foreign currency contracts. As of July 4, 2025 and September 27, 2024, the fair value of derivative instruments not designated as hedges was less than $0.1 million and $0.1 million, respectively, and was presented in Accrued liabilities on the Consolidated Balance Sheets.
6. INVENTORIES
Inventories consist of the following (in thousands):

	July 4, 2025	September 27, 2024
Raw materials	$135,566	$121,231
Work-in-process	22,124	12,412
Finished goods	57,698	60,847
Total inventory, net	$215,388	$194,490

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	July 4, 2025	September 27, 2024
Buildings	$30,459	$—
Computer equipment	20,409	19,809
Construction in process	26,808	15,179
Finance lease assets	39,872	65,596
Furniture and fixtures	3,804	3,539
Land	24,930	—
Leasehold improvements	38,758	38,979
Machinery and equipment	291,564	282,920
Total property and equipment	476,604	426,022
Less accumulated depreciation and amortization	(267,617)	(250,005)
Property and equipment, net	$208,987	$176,017
During the nine months ended July 4, 2025, we exercised an option to purchase manufacturing facilities that we leased in France for €1 (one Euro) and we reclassified the finance lease asset to land and buildings. This lease was acquired in May 2023 in connection with a prior year asset acquisition and was valued as part of purchase accounting using a market approach. Additionally, during the three months ended July 4, 2025, we entered into a lease that is considered a failed sale-leaseback for accounting purposes, resulting in additions to land and building, refer to Note 10 - Financing Obligation for additional information.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% investment tax credit (“ITC”) for certain qualifying investments in U.S. semiconductor manufacturing equipment. On July 4, 2025 the U.S. Congress passed a federal statute controlling tax and spending policies (the “July 4, 2025 Bill”). As part of the July 4, 2025 Bill, this ITC was increased to 35%. We account for the investment tax credit as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of each of July 4, 2025 and September 27, 2024, there was a $5.4 million reduction to the carrying amounts of the qualifying assets in the condensed consolidated balance sheet.

Depreciation and amortization expense related to property and equipment for the three and nine months ended July 4, 2025 was $7.5 million and $22.2 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended June 28, 2024 was $7.9 million and $22.3 million, respectively. Accumulated amortization on finance lease assets as of July 4, 2025 and September 27, 2024 was $10.7 million and $10.2 million, respectively.
8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Cost of revenue	$3,349	$4,344	$10,024	$10,486
Research and development	2,269	1,340	6,618	3,426
Selling, general and administrative	1,756	4,337	6,771	13,257
Total	$7,374	$10,021	$23,413	$27,169
A summary of the activity in gross intangible assets as of July 4, 2025 and September 27, 2024 is as follows (in thousands):

	July 4, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$35,017	$(12,986)	$22,031
Customer relationships	190,277	(155,448)	34,829
Favorable contract	14,500	(12,066)	2,434
Software licenses	23,311	(11,752)	11,559
Trade name (1)	5,200	(612)	4,588
Balance as of July 4, 2025 (2)	$268,305	$(192,864)	$75,441

	September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,226	$(7,320)	$25,906
Customer relationships	180,214	(149,206)	31,008
Favorable contract	14,500	(7,620)	6,880
Software licenses	12,292	(4,775)	7,517
Trade name (1)	5,200	(423)	4,777
Balance as of September 27, 2024 (2)	$245,432	$(169,344)	$76,088
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of July 4, 2025, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2025 Remaining	2026	2027	2028	2029	Thereafter	Total
Amortization expense	$7,397	19,652	15,586	9,325	5,779	14,302	$72,041
A summary of the changes in goodwill as of July 4, 2025 is as follows (in thousands):

Goodwill
Balance as of September 27, 2024	$332,201
Acquired (1)	4,116
Foreign currency translation adjustment	66
Balance as of July 4, 2025	$336,383

(1)    The acquired balance consists of an increase of $5.0 million related to the ENGIN-IC Acquisition, partially offset by a decrease of $0.9 million related to measurement period adjustments for the RF Business Acquisition. For additional information refer to Note 3 - Acquisitions.
9. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of July 4, 2025 and September 27, 2024, (in thousands, except percentages):

	July 4, 2025		September 27, 2024
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$161,151	0.54%	$450,000	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	—
Total principal amount outstanding	505,467		450,000
Less: Short-term debt	160,844		—
Unamortized discount on deferred financing costs	(5,272)		(1,719)
Total long-term debt	$339,351		$448,281
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
During the fiscal quarter ended July 4, 2025, our common stock price met the price trigger defined above, and therefore, holders of our 2026 Convertible Notes may convert their notes at their option at any time during our fourth fiscal quarter ending October 3, 2025.
For the three and nine months ended July 4, 2025, total interest expense for the 2026 Convertible Notes was $0.1 million and $0.5 million, respectively. For the three and nine months ended June 28, 2024, total interest expense for the 2026 Convertible Notes was $0.3 million and $0.8 million, respectively.
The fair value of our 2026 Convertible Notes was $281.2 million and $640.6 million as of July 4, 2025 and September 27, 2024, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of July 4, 2025; the full amount of $161.2 million is due on March 15, 2026. The 2026 Convertible Notes balance of $160.8 million, net of deferred financing costs, is classified as short-term debt in our condensed consolidated balance sheet.
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
The fair value of our 2029 Convertible Notes was $363.8 million as of July 4, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of July 4, 2025; the full amount of $344.3 million is due on December 15, 2029.
10. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of July 4, 2025 and September 27, 2024, the net book value of the systems in Property and equipment, net was $7.7 million and $8.2 million, respectively, and the corresponding liability was $9.1 million and $9.3 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
Sale-Leaseback
In connection with the RF Business Acquisition, the Seller granted MACOM a right of first offer to purchase the RTP Fab property. MACOM exercised this right and subsequently assigned it to a third-party, who completed the purchase of the property during the quarter ended July 4, 2025. Simultaneously, we entered into a 12-year lease agreement with the third-party to lease the RTP Fab property. This lease also includes two consecutive renewal options, each for a term of ten years.
The lease between MACOM and the third-party is considered a failed sale-leaseback for accounting purposes as we have the option to purchase the property during the lease term. Accordingly, we recognized the fair value of the RTP Fab property within Property and Equipment, net, allocated to land and building, and recorded a corresponding liability classified in Financing Obligation on the condensed consolidated balance sheets. The financing obligation was calculated based on future fixed lease payments over the expected term, discounted at an incremental borrowing rate of 7.4%.
The building will be depreciated over the remaining useful life. Lease payments under the agreement are recognized as interest expense and a reduction of the financing obligation over the term of the agreement. As of July 4, 2025, the net book value of the land and building in Property and equipment, net was $28.8 million and the corresponding liability was $28.6 million.

11. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Numerator:
Net income (loss) attributable to common stockholders	$36,534	$19,939	$(99,330)	$47,445
Denominator:
Weighted average common shares outstanding-basic	74,427	72,143	73,828	71,881
Dilutive effect of stock options, restricted stock and restricted stock units	826	1,008	—	889
Dilutive effect of convertible debt	611	1,066	—	488
Weighted average common shares outstanding-diluted	75,864	74,217	73,828	73,258

Net income (loss) to common stockholders per share-basic:	$0.49	$0.28	$(1.35)	$0.66
Net income (loss) to common stockholders per share-diluted:	$0.48	$0.27	$(1.35)	$0.65

Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units (1)	127	1	1,017	39
Convertible debt (1)	—	—	992	—
(1) Excludes the effects of the assumed issuance of common stock associated with the assumed exercise of outstanding stock options and potential shares of common stock issuable upon vesting of restricted stock and restricted stock units, and a conversion premium for the 2026 Convertible Notes, as the inclusion would be anti-dilutive, but they could become dilutive in the future.
12. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and nine months ended July 4, 2025.

13. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 4, 2025.
Stock Plans
As of July 4, 2025, we had 3.2 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”), which replaced our 2012 Omnibus Incentive Plan (as amended and restated) (the “2012 Plan”), and 1.0 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which replaced our 2012 Employee Stock Purchase Plan. We have outstanding awards under the 2021 Plan and the 2012 Plan. Following the adoption of the 2021 Plan, no additional awards have been or will be made under the 2012 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted under the 2012 Plan primarily vested based on certain market-based and performance-based criteria and generally have a term of four years to seven years. Certain of the share-based awards granted and outstanding as of July 4, 2025 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of July 4, 2025 and September 27, 2024, the fair value of outstanding ISUs was $5.9 million and $6.8 million, respectively, and the associated accrued compensation liability was $3.7 million and $4.6 million, respectively. During the three and nine months ended July 4, 2025, we recorded an expense for ISU awards of $1.8 million and an expense of $3.0 million, respectively. During the three and nine months ended June 28, 2024, we recorded an expense for ISU awards of $1.2 million and $2.6 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Cost of revenue	$1,728	$1,522	$6,376	$4,392
Research and development	7,109	5,446	25,235	13,173
Selling, general and administrative	8,469	6,377	29,982	16,527
Total share-based compensation expense	$17,306	$13,345	$61,593	$34,092
As of July 4, 2025, the total unrecognized compensation costs related to RSUs and PRSUs was $94.3 million, which we expect to recognize over a weighted-average period of 1.9 years. As of July 4, 2025, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.6 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the nine months ended July 4, 2025 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of September 27, 2024	1,634	$72.37
Granted	656	$127.08
Performance-based adjustment (1)	144	$89.82
Vested and released	(905)	$76.16
Forfeited, canceled or expired	(109)	$78.48
Balance as of July 4, 2025	1,420	$96.51
(1) The amount shown represents performance adjustments for market-based performance awards. These were granted in prior fiscal years and vested during the nine months ended July 4, 2025 based on the Company’s achievement of total stockholder return.
Stock awards that vested during the nine months ended July 4, 2025 and June 28, 2024 had combined fair values of $117.6 million and $41.8 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 108,300 market-based PRSUs during the nine months ended July 4, 2025, at a weighted average grant date fair value of $168.47 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the market-based PRSU awards are as follows:

Nine Months Ended
July 4, 2025
Weighted-average grant date stock price	$115.69
Weighted-average stock price at the start of the performance period	$103.09
Weighted-average risk free interest rate	4.0%
Weighted-average years to maturity	2.9
Weighted-average expected volatility rate	39.2%
Weighted-average expected dividend yield	—
Stock Options
As of each of July 4, 2025 and September 27, 2024, there were 5,000 stock options outstanding, with a weighted-average exercise price per share of $16.06. As of July 4, 2025, the weighted-average remaining contractual term was 0.34 years and the aggregate intrinsic value was $0.6 million. Aggregate intrinsic value is calculated using the difference between our closing stock price on July 4, 2025 and the exercise price of outstanding, in-the-money options. There were no options exercised during the nine months ended July 4, 2025. The total intrinsic value of options exercised during the nine months ended June 28, 2024 was $0.3 million.
14. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and our quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as variability in accurately predicting pre-tax income/loss, the mix of jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, including, but not limited to, impacts associated with the July 4, 2025 Bill, the realizability of our deferred tax assets, any related valuation allowance and relative changes in permanent tax benefits or expenses. We are currently evaluating the impact of the July 4, 2025 Bill and do not expect a material impact on our fiscal year 2025 consolidated financial statements.

The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Income tax expense	$7,546	$4,309	$14,403	$11,567
Effective income tax rate	17.1%	17.8%	(17.0)%	19.6%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the nine months ended July 4, 2025 was primarily driven by the non-deductibility of our loss on extinguishment of debt, favorable stock-based compensation and our research and development (“R&D”) tax credits. For the other periods reported above, the difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate was primarily driven by favorable stock-based compensation and R&D tax credits, offset by global intangible low taxed income (“GILTI”).
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
There were no unrecognized tax benefits as of July 4, 2025 and September 27, 2024. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended July 4, 2025 and June 28, 2024, we did not make any accrual or payment of interest or penalties.
15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	July 4, 2025	June 28, 2024
Cash paid for interest	$2,332	$2,715
Cash paid for income taxes	$9,839	$4,385
Non-cash activities:
Issuance of common stock for convertible debt exchange	$205,915	$—
Issuance of common stock in connection with the RF Business Acquisition	$—	$57,733
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$8,472	$7,596
Finance lease assets obtained in exchange for new lease liabilities	$129	$—
Additions to property and equipment, net included in liabilities	$969	$944
Purchase of software licenses included in liabilities	$5,578	$2,500
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
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	July 4, 2025	September 27, 2024
United States	$151,888	$123,618
France	40,290	33,934
Other Countries (1)	16,809	18,465
Total	$208,987	$176,017
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Customer A	13%	14%	13%	12%
Customer B	—	—	11%	—
Customer Concentration
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For each of the three and nine months ended July 4, 2025, our top ten customers represented 58% of total revenue and for the three and nine months ended June 28, 2024, our top ten customers represented 56% and 55% of total revenue, respectively.

17. RELATED-PARTY TRANSACTIONS
During the nine months ended July 4, 2025, we sold $0.2 million of commercial product to Empower RF Systems, Inc., a MACOM customer, and an affiliate of one of our directors.
18. SUBSEQUENT EVENTS
On July 25, 2025, we completed the RTP Fab Transfer in connection with the RF Business Acquisition, described in Footnote 3 - Acquisitions. As part of the RF Business Acquisition, in December 2023, $16.3 million of the purchase price was allocated to prepaid and other current assets associated with property and equipment, inventory and liabilities to be acquired with the RTP Fab Transfer. We are in the process of valuing the property and equipment, inventory and liabilities. As a result, we expect to recognize a gain or loss during the quarter ending October 3, 2025. The final amount will be determined as we obtain additional information.

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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements.” In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, our ability to develop new products, achieve market acceptance of those products and better address certain markets, expand our capabilities and extend our product offerings, including through the ENGIN-IC acquisition and the RF Business Acquisition, including our ability to effectively integrate the RTP Fab, risks related to any weakening of global economic conditions, including as a result of the evolving impacts from tariffs, sanctions or other trade tensions (including implementation of new tariffs or retaliatory trade measures), the impact of the July 4, 2025 Bill on our business, industry trends, our strategic investment plan, including negotiation and finalization of a definitive agreement with, and receipt of funding from the Federal and State governments, our estimated annual effective tax rate, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the 2024 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (GaAs), gallium nitride (GaN), indium phosphide (InP) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (IC), multi-chip modules (MCM), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (RF) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (DCI) applications, at 100G, 200G, 400G, 800G, 1.6T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications (“SATCOM”) and Fiber-to-the-X (FTTx)/passive optical network (PON), among others.
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
We expect our revenue in the I&D market to be driven by the expanding product portfolio that we offer which services applications such as test and measurement, space-related electronics, civil and military radar, industrial, automotive, scientific and medical applications, further supported by growth in applications for our multi-market catalog products.
We expect our revenue in the Data Center market to be driven by the adoption of higher speed processing technologies and the upgrade of data center architectures to 100G, 200G, 400G, 800G and 1.6T interconnects, which we expect will drive adoption of higher speed optical and photonic components.
We expect our revenue in the Telecom market to be driven by 5G deployments, with continued upgrades and expansion of communications equipment, SATCOM networks and increasing adoption of our high-performance RF, millimeter wave, optical and photonic components.
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
Income taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction. To the extent we believe that recovery is not likely, we must establish a valuation allowance. We provide valuation allowances for certain deferred tax assets where it is more likely than not that any portion will not be realized.
The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, including the July 4, 2025 Bill, as well as court rulings. We recognize potential liabilities for anticipated tax audit matters in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenue	$252,079	$190,486	$706,088	$528,868
Cost of revenue (1)	112,643	89,077	319,387	244,937
Gross profit	139,436	101,409	386,701	283,931
Operating expenses:
Research and development (1)	63,380	47,531	181,586	132,566
Selling, general and administrative (1)	38,396	34,162	115,058	105,233
Total operating expenses	101,776	81,693	296,644	237,799
Income from operations	37,660	19,716	90,057	46,132
Other income (expense):
Interest income	7,598	5,820	21,837	16,742
Interest expense	(1,178)	(1,288)	(3,723)	(3,862)
Loss on extinguishment of debt	—	—	(193,098)	—
Total other income (expense)	6,420	4,532	(174,984)	12,880
Income (loss) before income taxes	44,080	24,248	(84,927)	59,012
Income tax expense	7,546	4,309	14,403	11,567
Net income (loss)	$36,534	$19,939	$(99,330)	$47,445
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
(a) Intangible amortization expense:
Cost of revenue	$3,349	$4,344	$10,024	$10,486
Research and development	2,269	1,340	6,618	3,426
Selling, general and administrative	1,756	4,337	6,771	13,257
(b) Share-based compensation expense:
Cost of revenue	$1,728	$1,522	$6,376	$4,392
Research and development	7,109	5,446	25,235	13,173
Selling, general and administrative	8,469	6,377	29,982	16,527

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.7	46.8	45.2	46.3
Gross profit	55.3	53.2	54.8	53.7
Operating expenses:
Research and development	25.1	25.0	25.7	25.1
Selling, general and administrative	15.2	17.9	16.3	19.9
Total operating expenses	40.3	42.9	42.0	45.0
Income from operations	15.0	10.3	12.8	8.7
Other income (expense):
Interest income	3.0	3.1	3.1	3.1
Interest expense	(0.5)	(0.7)	(0.5)	(0.7)
Loss on extinguishment of debt	—	—	(27.3)	—
Total other income (expense)	2.5	2.4	(24.7)	2.4
Income (loss) before income taxes	17.5	12.7	(11.9)	11.1
Income tax expense	3.0	2.2	2.0	2.1
Net income (loss)	14.5%	10.5%	(13.9)%	9.0%
Comparison of the Three and Nine Months Ended July 4, 2025 to the Three and Nine Months Ended June 28, 2024
Revenue. Our revenue increased by $61.6 million, or 32.3%, to $252.1 million for the three months ended July 4, 2025, from $190.5 million for the three months ended June 28, 2024, and our revenue increased by $177.2 million, or 33.5%, to $706.1 million for the nine months ended July 4, 2025, from $528.9 million for the nine months ended June 28, 2024. The increase in revenue in the three and nine months ended July 4, 2025 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 4, 2025	June 28, 2024	% Change	July 4, 2025	June 28, 2024	% Change
Industrial & Defense	$108,206	$90,908	19.0%	$304,148	$258,792	17.5%
Data Center	75,822	49,003	54.7%	213,286	141,662	50.6%
Telecom	68,051	50,575	34.6%	188,654	128,414	46.9%
Total	$252,079	$190,486	32.3%	$706,088	$528,868	33.5%

Industrial & Defense	42.9%	47.7%		43.0%	48.9%
Data Center	30.1%	25.7%		30.2%	26.8%
Telecom	27.0%	26.6%		26.8%	24.3%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended July 4, 2025, our I&D market revenue increased by $17.3 million, or 19.0%, compared to the three months ended June 28, 2024. In the nine months ended July 4, 2025, our I&D market revenue increased by $45.4 million, or 17.5%, compared to the nine months ended June 28, 2024. The increase in the three months ended July 4, 2025 was primarily driven by an increase in defense program revenue and higher sales of legacy products for industrial markets. The increase in the nine months ended July 4, 2025 was primarily driven by revenue growth from defense programs, partially offset by lower sales of legacy products for industrial markets.

In the three months ended July 4, 2025, our Data Center market revenue increased by $26.8 million, or 54.7%, compared to the three months ended June 28, 2024. In the nine months ended July 4, 2025, our Data Center market revenue increased by $71.6 million, or 50.6%, compared to the nine months ended June 28, 2024. The increase in the three and nine months ended July 4, 2025 was primarily driven by an increase in sales of high-performance analog Data Center products and fees primarily supporting high speed data rates from 100G up to 1.6T.
In the three months ended July 4, 2025, our Telecom market revenue increased by $17.5 million, or 34.6%, compared to the three months ended June 28, 2024. In the nine months ended July 4, 2025, our Telecom market revenue increased by $60.2 million, or 46.9%, compared to the nine months ended June 28, 2024. The increase in the three months ended July 4, 2025 was primarily driven by an increase in sales of products for 5G and SATCOM applications. The increase in the nine months ended July 4, 2025 was primarily driven by an increase in sales of products for 5G and SATCOM applications and recent acquisitions.
Certain areas of our end markets continue to be negatively impacted by macroeconomic and geopolitical conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets. In addition, we could be negatively affected by any weakening of global economic conditions, including as a result of the evolving impacts from tariffs, sanctions or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. Gross margin was 55.3% and 53.2% for the three months ended July 4, 2025 and June 28, 2024, respectively, and 54.8% and 53.7% for the nine months ended July 4, 2025 and June 28, 2024, respectively. Gross profit was $139.4 million and $101.4 million for the three months ended July 4, 2025 and June 28, 2024, respectively, and $386.7 million and $283.9 million for the nine months ended July 4, 2025 and June 28, 2024, respectively. Gross profit increased for the three months ended July 4, 2025 as compared to the three months ended June 28, 2024 primarily as a result of higher sales, decreases in production supplies and lower intangible asset amortization, partially offset by increases in employee-related costs. Gross profit increased for the nine months ended July 4, 2025 as compared to the nine months ended June 28, 2024 primarily as a result of higher sales and decreases in production supplies, partially offset by increases in employee-related costs and share-based compensation.
Research and development. Research and development expense increased by $15.8 million, or 33.3%, to $63.4 million, or 25.1% of our revenue, for the three months ended July 4, 2025, compared to $47.5 million, or 25.0% of our revenue, for the three months ended June 28, 2024. Research and development expense increased by $49.0 million, 37.0%, to $181.6 million, or 25.7% of our revenue, for the nine months ended July 4, 2025, compared to $132.6 million, or 25.1% of our revenue, for the nine months ended June 28, 2024. Research and development expense increased in the three and nine months ended July 4, 2025 primarily due to increases in employee-related costs, partially due to acquisitions, share-based compensation expense and development-related supply costs.
Selling, general and administrative. Selling, general and administrative expense increased by $4.2 million, or 12.4%, to $38.4 million, or 15.2% of our revenue, for the three months ended July 4, 2025, compared to $34.2 million, or 17.9% of our revenue, for the three months ended June 28, 2024. Selling, general and administrative expense increased by $9.8 million, or 9.3%, to $115.1 million, or 16.3% of our revenue, for the nine months ended July 4, 2025, compared to $105.2 million, or 19.9% of our revenue, for the nine months ended June 28, 2024. Selling, general and administrative expense increased in the three months ended July 4, 2025 primarily due to an increase in employee-related costs and share-based compensation, partially offset by lower intangible asset amortization. Selling, general and administrative expense increased in the nine months ended July 4, 2025 primarily due to an increase in employee-related costs and share-based compensation, partially offset by decreases in acquisition-related transaction costs and intangible asset amortization.
Interest income. In the three months ended July 4, 2025, interest income was $7.6 million, compared to $5.8 million for the three months ended June 28, 2024. In the nine months ended July 4, 2025, interest income was $21.8 million, compared to $16.7 million for the nine months ended June 28, 2024. The increase for the three and nine months ended July 4, 2025 is primarily due to an increase in short-term investments and associated interest income.
Loss on extinguishment of debt. In the nine months ended July 4, 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Income tax expense	$7,546	$4,309	14,403	11,567
Effective income tax rate	17.1%	17.8%	(17.0)%	19.6%

The primary driver for the rate reduction for the three months ended July 4, 2025 as compared to the three months ended June 28, 2024 is the removal of a taxable income limitation on GILTI and foreign derived intangible income benefits. The primary driver for the rate reduction for the nine months ended July 4, 2025 as compared to the nine months ended June 28, 2024 is the non-deductibility of the loss on extinguishment of debt.
Our estimated annual effective tax rate for the fiscal year ending October 3, 2025 is expected to be approximately 15%, adjusted for discrete taxation matters arising during the interim periods, primarily the removal of the loss on extinguishment of debt of $193.1 million.
The Company is currently evaluating the impact of the July 4, 2025 Bill and does not believe there will be any significant impact to the current fiscal year ending October 3, 2025. The July 4, 2025 Bill restores the ability to deduct applicable research and development costs in the year they are incurred and no longer requires the deferral and amortization of these costs over five years, among other changes. We anticipate this change will impact the Company beginning in our fiscal year ending October 2, 2026. The July 4, 2025 Bill permits the acceleration of any unamortized balance of domestic research and development expenses which were previously deferred. In addition, the July 4, 2025 Bill increases the ITC relating to the CHIPS Act from 25% to 35% for qualifying assets placed into service after December 31, 2025.
For additional information refer to Note 14 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	July 4, 2025	June 28, 2024
Cash and cash equivalents, beginning of period	$146,806	$173,952
Net cash provided by operating activities	165,732	100,311
Net cash used in investing activities	(246,131)	(148,615)
Net cash provided by (used in) financing activities	58,796	(8,434)
Foreign currency effect on cash	263	90
Cash and cash equivalents, end of period	$125,466	$117,304
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended July 4, 2025 of $165.7 million consisted of a net loss of $99.3 million plus adjustments of $299.3 million, to reconcile our net loss to cash provided by operating activities, less cash used in operating assets and liabilities of $34.3 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included loss on extinguishment of debt of $193.1 million, share-based compensation expense of $61.6 million and depreciation and intangible amortization expense of $45.6 million. In addition, cash used in operating assets and liabilities was $34.3 million for the nine months ended July 4, 2025, primarily driven by an increase in accounts receivables of $22.8 million and an increase in inventories of $20.6 million, partially offset by an increase in accounts payable of $16.5 million.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended July 4, 2025 of $246.1 million consisted primarily of purchases of $450.9 million of short-term investments, purchase of property under financing arrangement of $28.8 million, capital expenditures of $22.3 million, cash paid for acquisitions, net of cash acquired of $12.7 million and other investing activities of $11.0 million, offset by proceeds of $279.6 million for the sale and maturity of short-term investments.

We anticipate our capital expenditures for our fourth fiscal quarter ending October 3, 2025 to be in the range of $17.0 million to $23.0 million, which includes the purchase of approximately $12.0 million of production-related equipment to expand capacity at the RTP Fab.
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
Cash Flow from Financing Activities
During the nine months ended July 4, 2025, our cash provided by financing activities of $58.8 million was primarily related to $86.6 million of proceeds from convertible notes, $28.8 million of proceeds from financing arrangement and $10.2 million of proceeds from stock option exercises and employee stock purchases, partially offset by $42.7 million of common stock withheld associated with employee taxes on vested equity awards and $23.2 million of fees for the convertible note exchange and payments for debt issuance costs.
During the nine months ended June 28, 2024, our cash used in financing activities of $8.4 million was primarily related to $13.9 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $6.5 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of July 4, 2025, we held $125.5 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $609.8 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 4, 2025, cash held by our indefinitely reinvested foreign subsidiaries was $8.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On December 19, 2024, we exchanged approximately $288.8 million in aggregate principal amount of our 2026 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) for approximately $257.7 million in aggregate principal amount of the 2029 Convertible Notes (as defined in Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q), 1,582,958 newly-issued shares of the Company’s common stock, issued at a fair value of $205.9 million, and $17.6 million in cash. We also issued approximately $86.6 million in aggregate principal amount of the 2029 Convertible Notes, and net proceeds, net of amounts paid associated with the exchange, totaled approximately $63.7 million and are expected to be used for general corporate purposes. As of July 4, 2025, the aggregate principal balances of the 2026 Convertible Notes and 2029 Convertible Notes are $161.2 million and $344.3 million, respectively, and we are required to pay cash for the principal amount of the notes upon conversion.
During the fiscal quarter ended July 4, 2025, our common stock price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending July 4, 2025 was greater than $106.76 on each applicable trading day. Therefore, holders of our 2026 Convertible Notes may convert their notes at their option at any time during the subsequent fourth fiscal quarter ended October 3, 2025 in multiples of $1,000 principal amount. For additional information on the 2026 Convertible Notes, see Note 9 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of July 4, 2025, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $7.4 million impact on our annual interest income, based on cash and cash equivalents and short-term investments balances as of July 4, 2025. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of July 4, 2025, we had $33.0 million in notional forward foreign currency contracts, which were denominated in Euro and Yen.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 4, 2025.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2024 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarters ended January 3, 2025 and April 4, 2025, as filed with the SEC on February 6, 2025 and on May 8, 2025, respectively.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended July 4, 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 5, 2025-May 2, 2025	4,850	$99.29	—	—
May 3, 2025-May 30, 2025	5,710	122.53	—	—
May 31, 2025-July 4, 2025	1,882	129.02	—	—
Total	12,442	$114.45	—	—
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

ITEM 5. OTHER INFORMATION
During the three months ended July 4, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 and as further amended by the Certificate of Amendment dated March 11, 2024 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 2, 2024).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 4, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 4, 2025, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 7, 2025	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)