Form 10-K
period 2025-10-03
MACOM Technology Solutions Holdings, Inc.
filed 2025-11-14
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2025
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 4, 2025, the last business day of the registrant's second fiscal quarter, was approximately $5.7 billion based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 11, 2025 was 74,932,978.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended October 3, 2025.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 3, 2025

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

PART l
ITEM 1. BUSINESS
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (GaAs), gallium nitride (GaN), indium phosphide (InP) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“ICs”), multi-chip modules (MCM), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (RF) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (DCI) applications, at 100G, 200G, 400G, 800G, 1.6T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications (“SATCOM”) and Fiber-to-the-X (FTTx)/passive optical network (PON), among others.
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
Our manufacturing model consists of operating internal semiconductor wafer fabrication and assembly and test facilities supplemented with external foundry and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters, and in our Research Triangle Park, (“RTP”), North Carolina, Ann Arbor, Michigan, and Limeil-Brévannes, France locations. Certain of our facilities have achieved certification to the IATF16949 automotive standard, the AS9100D aerospace standard, the ISO9001 international quality standard, the ISO14001 environmental management standard and the ANSI/ESD S20.20:2021 standard. We manufacture compound semiconductors including GaAs, GaN and InP. Our Lowell, Massachusetts fabrication facility has been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a Trusted Foundry for microelectronics goods and services offers us a further competitive advantage.
We also utilize external semiconductor foundries to access additional process technologies and capacity. In aggregate, we utilize a broad array of internal, proprietary process technologies and commercially available foundry technologies, which allows us to select the most appropriate technology to solve our customers’ needs. This strategy is intended to provide us with broad access to process technology, dependable supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the know-how developed through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
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
Circuit design and device modeling expertise. Our engineers are experts in the design of analog and mixed signal circuits capable of reliable, high-performance RF, microwave, millimeter wave and optical signal transmission and conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power, high data rates and environmentally rugged operating conditions.
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
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges in our primary markets: I&D, Data Center and Telecom. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we expect to benefit from growth in these markets. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio that services satellite and space-related communications, civil and military radar, electronic warfare, secure communications, test and measurement, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of higher speed processing technologies and the upgrade of data center architectures utilizing 100G, 200G, 400G, 800G, 1.6T and 3.2T interconnects, which we expect will drive adoption of higher speed optical and photonic links. We expect our revenue in the Telecom market to be driven, in part, by 5G and future 6G telecommunication deployments and expansion of optical networks, with continued upgrades and expansion of communications equipment and increasing adoption of bandwidth-rich services.
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
In MRI systems, we provide critical non-magnetic diode products for body coils. For sensing and test and measurement applications, we believe our heterolithic microwave integrated circuit (“HMIC”), process is ideal for high-performance, integrated bias networks and switches. Our catalog of general purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.
Data Center. The Data Center market supports applications like artificial intelligence (AI), Machine Learning and high performance computing demand from Data Center operators for faster data transmission speeds at lower power and latency is growing rapidly. To solve these challenges, our broad optoelectronic and photonic portfolio provide the building blocks to enable our customers to deliver next generation 800G, 1.6T and 3.2T optical transceivers that are required for today’s Data Center deployments. By building a comprehensive portfolio of complementary products that enable our customers’ optical transceiver applications, we can offer high performing, cost-effective component solutions for next-generation networks.
We provide a complete product portfolio of Transimpedance Amplifier (TIAs), Modulator Drivers, Lasers and Photodetectors, to support single-mode, multi-mode and silicon photonics based transceivers and, in some cases, individual component designs are optimized for use together as a chipset.
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
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, applications engineering staff, independent sales representatives and distributors. Sales to our distributors accounted for 32.3%, 29.3% and 24.0% of our revenue in fiscal years 2025, 2024 and 2023, respectively. Our agreements with sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our resellers accounted for 12.4% and 11.3% of our revenue in fiscal years 2025 and 2024, respectively, but did not exceed 10% in fiscal year 2023. A second reseller accounted for 11.2% of our revenue in fiscal year 2025 but did not exceed 10% in fiscal years 2024 and 2023. For fiscal years 2025, 2024 and 2023, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 45.6%, 47.0% and 51.5% of our revenue, respectively.
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
 As of October 3, 2025, we had 729 U.S. and 497 foreign issued patents and 166 U.S. and 269 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2025 to 2044. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
The majority of our internal wafer fabrication and internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters and our RTP, North Carolina wafer fabrication facility. We also operate other wafer fabrication facilities in Ann Arbor, Michigan and in Limeil-Brévannes, France. We believe having U.S.-based wafer fabrication is a competitive advantage for us over competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allows us to efficiently produce a wide range of low, medium and high-volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan, Hamilton, New Jersey, Morgan Hill, California, Limeil-Brévannes, France and Hsinchu, Taiwan locations.
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
The principal substrate materials used in the production of our IC products are high purity source materials such as gallium, aluminum, arsenic, nitrite, carbon and silicon. We purchase a wide variety of semiconductors, wafers, packages, metals, printed circuit boards, electromechanical components and other materials from hundreds of suppliers worldwide for use in our operations. These supply relationships are generally conducted on a purchase order basis. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key raw materials and components, and the lack of control over delivery schedules, capacity, quality and costs.
While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. We may utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if a supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, experiences capacity constraints or temporary facility closures, changes or discontinues the process in which components or wafers are manufactured or declines to continue supplying us for competitive or other reasons, as discussed in more detail in “Item 1A - Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. The following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Ann Arbor, Michigan; Ithaca, New York; Mesa, Arizona; Morgan Hill, Newport Beach and Santa Clara, California; Morrisville and RTP, North Carolina; Nashua, New Hampshire; Hamilton, New Jersey; Hsinchu, Taiwan; Cork, Ireland; and Limeil-Brévannes, France. The following facilities have also achieved certification to the AS9100D aerospace standard: Lowell, Massachusetts; Ann Arbor, Michigan; Hamilton, New Jersey; Mesa, Arizona; Morgan Hill, California; Morrisville and RTP, North Carolina; and Nashua, New Hampshire. In addition, our Lowell, Massachusetts facility has received IATF16949:2016 automotive quality management system certification, while our sites in Lowell, Massachusetts; Morgan Hill, California; and Limeil-Brévannes, France have also received the ISO 14001:2015 environmental management system certification.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Most of our products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). Certain of our products and technology require an export license from BIS before we can export them to specified countries. Our European products and technologies are subject to the European Union Dual-Use Regulation (EU) No. 2021/821 (the “EU Regulation”), which governs the export of certain goods, software and technology that can be used for both civil and military applications. Certain of our products and technology require an export license under the EU Regulation before we can export them to specified countries. Similar controls exist in other jurisdictions. Additionally, some of our products are subject to the International Traffic in Arms Regulation (in the U.S.) and the EU Common Military List and French Defense Code (in France), which govern the export of military products and technology to foreign persons. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. These regulations are constantly changing and may affect our ability to sell certain products in certain markets. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted products, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Workforce
Employees. As of October 3, 2025, we employed approximately 2,000 individuals worldwide, including approximately 800 in research and development (“R&D”). We have employees across 18 countries, with 75% in North America, 13% in Asia Pacific and 12% in Europe. None of our U.S.- or Asia-based employees are represented by a collective bargaining agreement; however, as of October 3, 2025, approximately 129 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
Approximately 70% of our workforce is male and 30% of our workforce is female. Females represented approximately 14% of our senior management and approximately 16% of our engineering roles.
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
Retention and Development. We devote substantial efforts to retaining, motivating and supporting our employees, including by providing tuition and professional development reimbursement to eligible employees as well as opportunities for internal growth and advancement. Performance reviews are conducted at least annually for all employees, during which employees and managers address goals, development opportunities, strengths and areas for improvement. We have also maintained an internship program that supports the professional development of interns and serves as a recruitment tool for full-time employees. We monitor voluntary attrition as an indicator of employee engagement. During fiscal year 2025, our voluntary attrition rate was approximately 6%.
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

We support a culture of DEI&B in the workplace in order to promote and effect change at the corporate and community levels. We support establishing a work environment where everyone has equal opportunities to learn and grow. Our DEI&B efforts are guided by the following principles:
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
In December 2023, we completed the acquisition of certain assets and specified liabilities of the RF business of Wolfspeed, Inc. (the “RF Business,”). The RF Business includes a portfolio of GaN on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business acquisition, on July 25, 2025 we assumed control of a wafer fabrication facility in RTP, North Carolina. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
In November 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced GaAs and GaN MMICs and integrated microwave assemblies located in Plano, Texas and San Diego, California. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. The industry has historically experienced significant fluctuations in demand and product obsolescence, resulting in product overcapacity, high inventory levels and accelerated erosion of average selling prices (“ASPs”). For instance, the capital spending on Data Center infrastructure to support artificial intelligence (“AI”) applications is rapidly expanding, which is increasing demand for our products. If capital spending on Data Center infrastructure slows down, demand for our products may decline. Downturns in our industry may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced decreases in our revenue, profitability, cash flows and stock price during such downturns in the past, and may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.
Our revenue growth and gross margin are substantially dependent on our successful development and release of new products.
Maintaining or growing our revenue will depend, among other things, on our ability to timely develop products for existing and new markets that meet customers’ performance, reliability and price expectations. In addition, the ASPs of our products may decrease over time, and we must introduce new products that can be manufactured at lower costs or that command higher prices based on superior performance to offset price erosion. If we are not able to introduce products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly. The development of products in our industry is a highly complex process, and we have in the past, and may in the future, experience delays and failures in completing the development and introduction of new products. Our ability to successfully develop products depends on a number of factors, including accurate prediction of market requirements, changes in technology and evolving standards; the availability of qualified product designers and process technologies needed to solve design challenges in a cost-effective, reliable manner; our ability to design products that meet customers’ requirements; our ability to successfully design and manufacture products at competitive prices and volumes; our customers’ acceptance of our product designs; the acceptance of our customers’ products by the market and the lifecycle of such products; the strength of and ability to protect our intellectual property rights; our ability to obtain, on commercially reasonable terms, licenses to necessary third-party intellectual property rights; and our ability to maintain and increase our level of product content in our customers’ systems.
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
In the fiscal year ended October 3, 2025, no direct customers individually accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 56.7% of our revenue. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
We rely on our information technology (“IT”) systems and services for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. In the ordinary course of our business, we and our third-party service providers collect, maintain and transmit sensitive data on our networks and systems, including Company and third-party intellectual property and proprietary or confidential business information (such as research data and personal information). These systems and services are both internally managed and outsourced, and, in many cases, we rely upon third-party service providers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and have a material adverse effect on our business, financial condition and/or results of operations. Our operations are heavily dependent on the functioning of our IT infrastructure to carry out our business processes and our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although our internal information security team has adopted administrative, technical and physical safeguards and actively takes steps to protect our information, data and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise and/or exfiltrate our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. In addition, we have in the past and may in the future be subject to attacks in which third parties attempt to obtain personal information and or infiltrate our systems to obtain proprietary or confidential information, disrupt operations by deploying malicious code, viruses or malware (such as ransomware). Cyberattacks are increasing in number and sophistication, are often well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used by cyber attackers change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.

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

As of October 3, 2025, we had approximately $63.8 million in money market funds and $673.8 million in short-term investments, respectively. The debt security investments consisted of commercial paper, corporate bonds and U.S. Treasury securities. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.
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
Sales to customers located outside the U.S. accounted for 56.3% of our revenue for the fiscal year ended October 3, 2025. Sales to customers located in China and the Asia Pacific region typically account for a large portion of our overall sales to customers located outside the U.S. For example, fiscal year 2025 sales to customers in China and the Asia Pacific region accounted for 28.4% and 11.5% of total fiscal year 2025 sales, respectively. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, domestic semiconductor supply chain initiatives, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in October 2022 and 2023, the BIS introduced restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which restrict or prohibit the ability to sell, ship and support certain equipment and services to China. Such actions in the future, as well as China’s continuously evolving policies, laws and regulations, including those related to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation (including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers) and intellectual property rights and enforcement and protection of those rights, could increase the cost of doing business in China, foster the emergence of additional Chinese-based competitors and/or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations. Additionally, other factors affecting the Chinese economy, such as government-imposed lockdowns in response to a pandemic, inflation, geopolitical conflict, or otherwise, could limit the demand in China for electronic devices containing our products, which could have a material adverse effect on our business and results of operations.
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

The U.S. Government Administration may implement new policies or reverse existing ones, affecting our international trade relations. The imposition of new tariffs or trade barriers, particularly on the semiconductor industry, could increase the cost of our raw materials or affect our ability to sell products in international markets. Additionally, changes in U.S. foreign policy or trade agreements may impact our supply chain, manufacturing and distribution of our products. Furthermore, new regulations or changes to existing regulations could require us to modify our operations and incur additional expenses to comply with the new legal standards. These changes could disrupt our business operations and negatively impact our profitability.
Further, the U.S. Government Administration may reverse or modify the terms of the CHIPS Act and associated funding provisions and opportunities contained therein and resulting therefrom, potentially freezing or retracting the provision of government funding under the CHIPS Act and impacting our ability to execute our strategic investment plan and to negotiate and finalize a definitive agreement with and receive funding from the Federal and State governments.
In addition, any significant changes enacted by the current U.S. Government Administration to the Code or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.
Any such changes or U.S. Government shutdowns or delays in government funding or export license reviews and approvals could have a material adverse effect on our business, financial condition and results of operations. We are actively monitoring policy developments; however, there can be no assurance that we will be successful in mitigating the risks posed by changes in government policies and regulations and/or shutdowns.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 32.3% of our revenue for the fiscal year ended October 3, 2025. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
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
We operate leased semiconductor wafer processing and manufacturing facilities at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan, RTP, North Carolina and Limeil-Brévannes, France sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Hamilton, New Jersey, Morgan Hill, California, Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. The effectiveness of our supply chain could be adversely affected by such issues and harm our results of operations.
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
The semiconductor industry requires substantial investment in technology as well as R&D in order to bring to market new and enhanced technologies and products. Our R&D expenses were $244.5 million for the fiscal year ended October 3, 2025. In each of the last three fiscal years, we invested in R&D as part of our strategy toward the development of innovative products and solutions to help support our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our R&D expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in R&D required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may generate an inadequate return on investment, if any, or may take longer than we anticipate to generate a return. For example, we have in the past and may continue to experience additional and new unexpected difficulties, expenses or delays in qualifying and completing certain of our development projects including our GaN-on-Silicon, certain Laser products and our Air Force Research Laboratory related process technology transfer. These development risks may be associated with internal MACOM capabilities and/or external factors, which may include, but not limited to, matters with one or more third-party foundries, assembly and test suppliers, qualifying related products with our customers and marketing efforts, and we may not be successful in process or product qualification and/or manufacturing cost reductions. In addition, we may not realize the competitive advantage we anticipate from related investments and may not realize customer demand that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We may not be successful in our R&D efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher R&D expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully outsourced turnkey manufacturing of our products. We expect to increase our use of outsourced manufacturing in the future as a strategy. Any substantial disruption in the contract manufacturing services that we utilize as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations. Further, the use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis, and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. These vendors may choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so we may be liable for resulting damages and expense incurred by our customers.
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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline. In addition, disputes with third-party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses which could result in substantial unanticipated costs or delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have an adverse effect on our financial condition and results of operations.
Risks Relating to Government Regulations
Changes in U.S. and international laws, accounting standards, export and import controls and trade policies or the enforcement of, or attempt to enforce, such laws, standards, controls and policies may adversely impact our business and operating results.
Our future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements, competition laws, trade laws, import and export restrictions, privacy laws and environmental laws in the U.S. and other countries. The U.S. government has implemented tariff and other trade control policies, and may take further actions, that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products and export controls related to China’s rare earth metals. It is unknown whether and to what extent new tariffs, export control measures or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry and customers. Any unfavorable government policies on international trade, such as export and import controls, capital controls or tariffs, may affect the demand for our products and services, increase the cost of components, delay production, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new export or import controls, tariffs, legislation or regulations are implemented or if existing trade agreements are renegotiated such changes could have an adverse effect on our business, financial condition and results of operations. In addition, proceedings to enforce, or the enforcement of, any laws, regulations and policies by the U.S. or other countries, and the resulting response to such actions, may have an adverse effect on our business, financial condition and results of operations.
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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits (including, but not limited to through the CHIPS Act), material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. For example, as of October 3, 2025, we had $240.9 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the U.S. Tax Act, will expire at various dates through 2038, while those generated subsequent to the U.S. Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited. Realization of our deferred tax assets is dependent upon us generating sufficient future taxable income. Deferred tax assets are reviewed and assessed on a periodic basis for future realizability. Future charges against our earnings could result in all or some portion of the deferred tax asset to not be realized. This could be caused by, among other things, deterioration in our operational performance, future impairment charges, adverse market conditions, geopolitical unrest, adverse changes in tax and other applicable laws or regulations and a variety of other factors. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws, we could be subject to substantial fines or be required to change our operations.
We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products which could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, third-party commercial waste disposal sites we utilize or sites we become associated with due to acquisitions.
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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on processing personal data across our business. For example, the General Data Protection Regulation (“GDPR”) requires compliance with rules regarding the handling of personal data belonging to individuals in the European Economic Area, and the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) provide enhanced privacy rights and consumer protection for residents of California. It is costly to comply with the GDPR, CCPA, CPRA and other similar laws and regulations. Further, a number of these laws and regulations provide for significant penalties in the case of non-compliance. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third-party data or to comply with the applicable data privacy regimes.
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
For example, between February 5, 2025 and April 8, 2025, the market price of our common stock had a cumulative decline of approximately 35.4%. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our largest stockholder controls a significant amount of our outstanding common stock. As of October 3, 2025, Susan Ocampo beneficially owned 12.5% of our common stock. As a result, this stockholder will be able to exert a significant degree of influence over our management and affairs and control over matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our securities. In addition, the interests of this stockholder may not always coincide with your interests or the interests of other stockholders.
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
Risks Relating to our Convertible Notes
Servicing our debt, including our 2026 Convertible Notes and 2029 Convertible Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make payments of the principal of our 2026 Convertible Notes and our 2029 Convertible Notes (each as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report), or to make cash payments in connection with any conversion of the 2026 Convertible Notes and the 2029 Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the 2026 Convertible Notes, the 2029 Convertible Notes or other indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2026 Convertible Notes, the 2029 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Provisions in indenture governing the 2026 Convertible Notes and 2029 Convertible Notes may delay or prevent an otherwise beneficial business combination.
The terms of the 2026 Convertible Notes and 2029 Convertible Notes require us to repurchase the 2026 Convertible Notes in the event of a “fundamental change” as defined under the indenture governing the 2026 Convertible Notes and 2029 Convertible Notes. A fundamental change of our Company would trigger an option of the holders of the 2026 Convertible Notes and 2029 Convertible Notes to require us to repurchase the 2026 Convertible Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the 2026 Convertible Notes and 2029 Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes and 2029 Convertible Notes. Furthermore, the indenture that governs the 2026 Convertible Notes and 2029 Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes and 2029 Convertible Notes. This may have the effect of delaying or preventing an acquisition of our Company that could be beneficial to investors.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. Cybersecurity.
Risk management and strategy.
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include regular risk assessments and control testing conducted at least annually or whenever there are material changes to our systems or operations.
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our risk management team collaborates with our Chief Information Security Officer (“CISO”) to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have processes designed to detect potential vulnerabilities and anomalies through technical safeguards and have adopted policies and procedures around internal and external notification of cybersecurity incidents.
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
Overseeing Third-party Risk

We rely on third parties for various business functions. In certain circumstances, our third-party services providers have access to some of our information systems and data, depending on the nature of their engagements with us, and we rely on such third parties for the continuous operation of our business operations. Because of the risks associated with third-party service providers, we conduct vendor diligence and security assessments of certain third-party providers before engagement and maintain ongoing monitoring to oversee compliance with our cybersecurity standards.
Monitoring Cybersecurity Incidents
The CISO implements and oversees processes for the monitoring of our information systems supported by a security operations center (SOC) and automated monitoring tools. We conduct continuous vulnerability scanning, incident simulations and proactive threat hunting. In the event of a cybersecurity incident, we have implemented an incident response plan, which includes actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Risks from Cybersecurity Threats

The semiconductor industry faces heightened cybersecurity risks, and we have experienced and expect to continue to experience cyber-attacks. To-date, we have been successful in defending and protecting against such attacks. However, there is no assurance that we will continue to be able to be successful in protecting and defending against such attacks in the future. As of the date of this report, we are not aware of a cybersecurity incident that resulted in a material effect on our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems” under Item 1A. Risk Factors.
Governance.
Board of Directors Oversight
Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity. At least quarterly and following any material cybersecurity incidents, the Audit Committee reviews management’s assessments and management of information security, cybersecurity and technology risks, including the information security and risk management programs and strategies and mitigation strategies. The Audit Committee also reviews the response to data security incidents and breaches as well as the management of third-party cybersecurity risk.
At the management level, our cybersecurity program is managed by our CISO, who reports to our Senior Vice President and Chief Financial Officer. Our CISO has over twenty-five years of information security experience.

ITEM 2. PROPERTIES.
Our principal executive offices are located in a leased facility in Lowell, Massachusetts. In addition to our corporate headquarters facility the following is a list of our main facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2043
RTP, North Carolina	A, R&D, P&F, T&A, S&M and RT	177,785	June 2037
Limeil-Brévannes, France	A, P&F, T&A, S&M and RT	164,752	Owned
Morgan Hill, California	A, P&F, R&D, AE, RT, T&A	73,783	February 2028
Newport Beach, California	R&D, AE and S&M	57,412	June 2035
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2026
Hamilton, New Jersey	A, T&A, AE, R&D, S&M and RT	35,750	November 2033
Nashua, New Hampshire	R&D, T&A, P&F and RT	33,750	December 2027
Hsinchu, Taiwan	P&F, T&A and RT	24,282	December 2027
Milpitas, California	R&D, AE and S&M	22,246	September 2029
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	August 2026
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
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may be subject to commercial and employment disputes, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any pending legal proceedings as of the filing date of this Annual Report that we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 11, 2025 was approximately 72. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from October 2, 2020 through October 3, 2025 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $33.80 on October 2, 2020 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of October 2, 2020, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023	September 27, 2024	October 3, 2025

MACOM Technology Solutions Holdings, Inc.	$100.00	$193.31	$153.22	$241.36	$329.94	$376.95
Nasdaq Composite Index	$100.00	$132.41	$96.85	$122.14	$168.68	$213.53
PHLX Semiconductor Index	$100.00	$146.83	$103.85	$154.62	$234.89	$296.42
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended October 3, 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 5, 2025—August 1, 2025	841	$138.36	—	—
August 2, 2025—August 29, 2025	1,900	126.90	—	—
August 30, 2025—October 3, 2025	717	131.42	—	—
Total	3,458	$130.62	—	—
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

Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2021 Omnibus Incentive Plan (the “2021 Plan”) and our 2021 Employee Stock Purchase Plan. Each of our aforementioned plans were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of October 3, 2025 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	—	$—	4,228,565
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	4,228,565

(1) Does not include 1,419,356 unvested shares outstanding as of October 3, 2025 in the form of restricted stock units under the 2021 Plan, which do not require the payment of any consideration by the recipients.

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
The following section generally discusses our financial condition and results of operations for our fiscal year ended October 3, 2025 (“fiscal year 2025”) compared to our fiscal year ended September 27, 2024 (“fiscal year 2024”). A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to our fiscal year ended September 29, 2023 (“fiscal year 2023”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2024.

OVERVIEW
We design and manufacture semiconductor products and solutions for I&D, Data Center and Telecom industries. Headquartered in Lowell, Massachusetts, we have more than 70 years of application expertise, with silicon, GaAs, GaN and InP fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated semiconductor products and solutions for customers who demand high performance, quality and reliability. We offer a broad portfolio of thousands of standard and custom devices, which include ICs, MCMs, diodes, amplifiers, switches and switch limiters, passive and active components and RF and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our semiconductor products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, DCI applications, at 100G, 200G, 400G, 800G, 1.6T, 3.2T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, SATCOM and FTTx/PON, among others.
See “Item 1 - Business” for additional information.

Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52 or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2025 included 53 weeks and fiscal years 2024 and 2023 each consisted of 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
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
Share-based compensation expense
We account for share-based compensation arrangements using the fair value method as described in Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in this Annual Report. There are a significant number of estimates and assumptions required for the initial valuation as well as for the ongoing valuation of certain share-based compensation items. These estimates may vary significantly, and the assumptions may not be accurate resulting in us having to make adjustments to historically recorded balances.
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
The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, including the federal statute controlling tax and spending policies passed by the U.S. Congress on July 4, 2025 (the “July 4, 2025 Bill”), as well as court rulings. We recognize potential liabilities for anticipated tax audit matters in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2025	2024	2023

Revenue	$967,258	$729,578	$648,407
Cost of revenue (1)	438,256	335,805	262,610
Gross profit	529,002	393,773	385,797
Operating expenses:
Research and development (1)	244,466	182,158	148,545
Selling, general and administrative (1) (2)	154,884	137,949	129,852
Total operating expenses	399,350	320,107	278,397
Income from operations	129,652	73,666	107,400
Other (expense) income:
Interest income	29,853	22,986	20,807
Interest expense	(5,516)	(5,136)	(12,384)
Loss on extinguishment of debt	(193,098)	—	—
Gain on acquired assets and other income (expense), net	10,084	10	(665)
Total other (expense) income, net	(158,677)	17,860	7,758
(Loss) income before income taxes	(29,025)	91,526	115,158
Income tax expense (3)	25,185	14,667	23,581
Net (loss) income	$(54,210)	$76,859	$91,577
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2025	2024	2023
(a) Intangible amortization expense:
Cost of revenue	$14,333	$14,790	$4,369
Research and development	8,892	4,763	—
Selling, general and administrative	8,527	17,612	23,735
Total intangible amortization expense	$31,752	$37,165	$28,104
(b) Share-based compensation expense:
Cost of revenue	$8,524	$5,938	$4,325
Research and development	32,144	18,072	14,808
Selling, general and administrative	38,694	21,634	18,970
Total share-based compensation expense	$79,362	$45,644	$38,103
(2)Fiscal years 2025, 2024 and 2023 includes $0.1 million, $7.7 million and $9.1 million, respectively, of acquisition transaction costs.
(3)Fiscal year 2025 includes a non-cash expense of $10.1 million, primarily related to establishing a valuation allowance on foreign NOLs, and fiscal years 2024 and 2023 includes a non-cash benefit of $3.6 million and $12.1 million, respectively, related to the partial release of our valuation allowance. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.

The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2025	2024	2023
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.3	46.0	40.5
Gross profit	54.7	54.0	59.5
Operating expenses:
Research and development	25.3	25.0	22.9
Selling, general and administrative	16.0	18.9	20.0
Total operating expenses	41.3	43.9	42.9
Income from operations	13.4	10.1	16.6
Other (expense) income:
Interest income	3.0	3.1	3.2
Interest expense	(0.6)	(0.7)	(1.9)
Loss on extinguishment of debt	(20.0)	—	—
Gain on acquired assets and other income (expense), net	1.0	—	(0.1)
Total other (expense) income, net	(16.6)	2.4	1.2
(Loss) income before income taxes	(3.2)	12.5	17.8
Income tax expense	2.6	2.0	3.7
Net (loss) income	(5.8)%	10.5%	14.1%
Comparison of Fiscal Year Ended October 3, 2025 to Fiscal Year Ended September 27, 2024
Revenue. In fiscal year 2025, our revenue increased by $237.7 million, or 32.6%, to $967.3 million from $729.6 million for fiscal year 2024. Fiscal year 2025 included 53 weeks and fiscal year 2024 consisted of 52 weeks. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2025	2024	% Change
Industrial & Defense	$419,785	$351,639	19.4%
Data Center	292,836	197,875	48.0%
Telecom	254,637	180,064	41.4%
Total	$967,258	$729,578	32.6%

Industrial & Defense	43.4%	48.2%
Data Center	30.3%	27.1%
Telecom	26.3%	24.7%
Total	100.0%	100.0%
In fiscal year 2025, our I&D market revenue increased by $68.1 million, or 19.4%, compared to fiscal year 2024. The increase was primarily driven by revenue growth from defense programs and the full year contribution of acquisitions.
In fiscal year 2025, our Data Center market revenue increased by $95.0 million, or 48.0%, compared to fiscal year 2024. The increase was primarily driven by an increase in sales of high-performance analog and coherent Data Center products primarily supporting high speed data rates from 100G up to 1.6T.
In fiscal year 2025, our Telecom market revenue increased by $74.6 million, or 41.4%, compared to fiscal year 2024. The increase was primarily driven by an increase in sales of products for 5G and SATCOM applications, broadband access and the full year contribution of acquisitions.
Certain areas of our end markets continue to be negatively impacted by macroeconomic and geopolitical conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets. In addition, we could be negatively affected by any weakening of global economic conditions, including as a result of the evolving impacts from tariffs, export bans, sanctions or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. In fiscal year 2025, our gross profit increased by $135.2 million, or 34.3%, compared to fiscal year 2024. Gross margin of 54.7% in fiscal year 2025 increased 70 basis points, compared to fiscal year 2024. The increase in gross profit during 2025 was primarily as a result of higher sales, partially offset by increases in employee-related costs and share-based compensation.

Research and development. In fiscal year 2025, research and development expense increased by $62.3 million, or 34.2%, to $244.5 million, representing 25.3% of revenue, compared with $182.2 million, representing 25.0% of revenue, in fiscal year 2024. Research and development expense increased during fiscal year 2025 primarily due to increases in headcount and employee-related costs, including variable compensation, share-based compensation expense and development-related supply costs.
Selling, general and administrative. In fiscal year 2025, selling, general and administrative expenses increased by $16.9 million, or 12.3%, to $154.9 million, or 16.0% of revenue, compared with $137.9 million, or 18.9% of revenue, for fiscal year 2024. Selling, general and administrative expenses increased during fiscal year 2025 primarily due to an increase in employee-related costs, including variable compensation and share-based compensation, partially offset by decreases in acquisition-related transaction costs and intangible asset amortization.
Interest income. In fiscal year 2025, interest income was $29.9 million, or 3.0% of our revenue, compared to $23.0 million of interest income, or 3.1% of our revenue, for fiscal year 2024. The change in fiscal year 2025 is primarily due to an increase in short-term investments and associated interest income.
Interest expense. In fiscal year 2025, interest expense was $5.5 million, or 0.6% of our revenue, compared to $5.1 million of interest expense, or 0.7% of our revenue, for fiscal year 2024. The increase in fiscal year 2025 is primarily due to increases in interest expense on financing obligations and amortization of debt issuance costs, partially offset by a decrease in interest expense on convertible notes (see Note 15 - Debt and Note 16- Financing Obligation to the Consolidated Financial Statements included in this Annual Report).
Loss on extinguishment of debt. In fiscal year 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
Gain on acquired assets. In fiscal year 2025, we recognized a net gain of $10.1 million related to the transfer of assets, primarily inventory, associated with the RTP, North Carolina fabrication facility that we assumed control of on July 25, 2025. See Note 4 - Acquisitions to the Consolidated Financial Statements included in this Annual Report for additional information.
Income tax expense. In fiscal year 2025, income tax expense was $25.2 million compared to an expense of $14.7 million for fiscal year 2024. The increase in the provision is primarily due to a $10.1 million increase to our valuation allowance. This increase primarily relates to the assessment that certain foreign NOLs were not recoverable, resulting in an allowance of $9.2 million, as well as refinements to the estimate of future California taxable income.
For fiscal year 2025, our effective tax rate was (86.8)%. The difference between our effective tax rate for fiscal year 2025 and the U.S. federal income tax rate of 21% was primarily driven by non-deductibility of the loss on extinguishment of debt. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.
In July 2025, the U.S. Government enacted the July 4, 2025 Bill which did not have a significant impact to our financials for the year ended October 3, 2025. The Company is currently evaluating the impact of the July 4, 2025 Bill which will restore the ability to deduct domestic research and development costs in the year they are incurred and no longer requires the deferral and amortization of these costs over five years, among other changes. We anticipate this change will impact the Company beginning in our fiscal year ending October 2, 2026. The July 4, 2025 Bill permits the acceleration of any unamortized balance of domestic research and development expenses which were previously deferred and also increases the investment tax credit (“ITC”) relating to the CHIPS Act from 25% to 35% for qualifying assets placed into service after December 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended October 3, 2025 and September 27, 2024, respectively (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024
Cash and cash equivalents, beginning of period	$146,806	$173,952
Net cash provided by operating activities	235,368	162,640
Net cash used in investing activities	(328,263)	(181,133)
Net cash used in financing activities	58,099	(9,064)
Effect of exchange rates on cash balances	132	411
Cash and cash equivalents, end of period	$112,142	$146,806

Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2025 was $235.4 million and consisted of a net loss of $54.2 million, plus adjustments to reconcile our net loss to cash provided by operating activities of $327.4 million, and cash used by operating assets and liabilities of $37.8 million. Adjustments to reconcile our net loss to cash provided by operating activities primarily included loss on extinguishment of debt of $193.1 million, depreciation and intangible amortization expense of $63.3 million, share-based compensation expense of $79.4 million. In addition, cash used by operating assets and liabilities was $37.8 million for fiscal year 2025, primarily driven by an increase in inventory of $26.6 million, an increase in accounts receivable of $42.0 million, partially offset by an increase in accounts payable of $22.2 million and an increase in accrued and other liabilities of $11.8 million.
Our cash flow from operating activities for fiscal year 2024 was $162.6 million and consisted of a net income of $76.9 million, plus adjustments to reconcile our net income to cash provided by operating activities of $116.8 million, and cash used by operating assets and liabilities of $31.0 million. Adjustments to reconcile our net income to cash provided by operating activities of $116.8 million primarily included depreciation and intangible amortization expense of $67.2 million, share-based compensation expense of $45.6 million and deferred income tax expense of $4.9 million, partially offset by $7.6 million in amortization on marketable securities. In addition, cash used by operating assets and liabilities was $31.0 million for fiscal year 2024, primarily driven by an increase in inventory of $30.2 million, an increase in accounts receivable of $16.8 million, and a decrease in accrued and other liabilities of $7.3 million, partially offset by a decrease in accounts payable of $18.2 million.
Cash Flow from Investing Activities:
Our cash flow used in investing activities for fiscal year 2025 of $328.3 million consisted primarily of purchases of $592.4 million of short-term investments, capital expenditures of $42.6 million, purchase of property under financing arrangement of $28.8 million and cash paid for acquisitions, net of cash acquired of $12.7 million, offset by proceeds of $360.2 million for the sale and maturities of short-term investments.
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
Cash Flow from Financing Activities:
During fiscal year 2025, our cash from financing activities of $58.1 million was primarily related to $86.6 million of proceeds from convertible notes, $28.8 million of proceeds from financing arrangement and $10.3 million of proceeds from stock option exercises and employee stock purchases, partially offset by $43.1 million of common stock withheld associated with employee taxes on vested equity awards and $23.2 million of fees for the convertible note exchange and payments for debt issuance costs.
During fiscal year 2024, our cash used in financing activities of $9.1 million was primarily related to $14.2 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $6.6 million of proceeds from stock option exercises and employee stock purchases.
Liquidity
As of October 3, 2025, we held $112.1 million of cash and cash equivalents, primarily deposited with financial institutions as well as $673.8 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of October 3, 2025, cash held by our indefinitely reinvested foreign subsidiaries was $5.2 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On December 19, 2024, we exchanged approximately $288.8 million in aggregate principal amount of our 2026 Convertible Notes (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report) for approximately $257.7 million in aggregate principal amount of the 2029 Convertible Notes (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report), 1,582,958 newly-issued shares of the Company’s common stock, issued at a fair value of $205.9 million, and $17.6 million in cash. We also issued approximately $86.6 million in aggregate principal amount of the 2029 Convertible Notes, and net proceeds, net of amounts paid associated with the exchange, totaled approximately $63.5 million and are expected to be used for general corporate purposes. As of October 3, 2025, the aggregate principal balances of the 2026 Convertible Notes and 2029 Convertible Notes are $161.2 million and $344.3 million, respectively, and we are required to pay cash for the principal amount of the notes upon conversion.

During the fiscal quarter ended October 3, 2025, our common stock price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending October 3, 2025 was greater than $106.76 on each applicable trading day. Therefore, holders of our 2026 Convertible Notes (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report) may convert their notes at their option at any time during the subsequent first fiscal quarter ended January 2, 2026 in multiples of $1,000 principal amount. On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes in multiples of $1,000 principal amount. We made an irrevocable election to pay cash for the principal amount of notes to be converted. The aggregate principal balance of the 2026 Convertible Notes is $161.2 million. For additional information related to our Liquidity and Capital Resources, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
On January 14, 2025, we announced the execution of a preliminary, non-binding memorandum of terms with the CHIPS Program Office, which could provide for proposed direct funding from the U.S. Department of Commerce under the CHIPS Act of up to $70 million.
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
As of October 3, 2025, we had no off-balance sheet arrangements.
For additional information related to our Liquidity and Capital Resources, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
Our other significant contractual payment obligations consist of purchase agreements and other commitments. We have purchase commitments of $157.1 million primarily related to services and inventory supply arrangements of which approximately $145.1 million are payments due within one year. Some of these purchase commitments may be cancellable.
As of October 3, 2025, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments and our variable rate debt, as well as foreign exchange rate risk.
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $7.9 million impact on our interest income, based on cash and cash equivalents and short-term investments balances as of October 3, 2025. We believe that a change in interest rates would not have a material impact on our results of operations, however, it could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of October 3, 2025, we had $36.0 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. The fair value of these forward contracts is immaterial as of October 3, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended October 3, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of October 3, 2025, the Company has inventories of $237.8 million, net of excess quantities and obsolescence reserves.

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

•We selected a sample of inventory parts and performed corroborative inquiry with product line managers associated with the selected part to corroborate our understanding of the expected demand and historical consumption of the part. This includes future sales plans, product life cycle, and utilization in other products. We also obtained audit evidence, such as customer purchase orders and sales invoices, as applicable. For each selected part we tested the calculation of the excess and obsolete reserve pursuant to the Company's policy.

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
November 14, 2025

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$112,142	$146,806
Short-term investments	673,833	435,082
Accounts receivable, net	148,646	105,700
Inventories	237,844	194,490
Prepaid and other current assets	32,623	21,000
Total current assets	1,205,088	903,078
Property and equipment, net	230,291	176,017
Goodwill	336,315	332,201
Intangible assets, net	78,570	76,088
Deferred income taxes	207,999	212,495
Other long-term assets	45,097	55,761
Total assets	$2,103,360	$1,755,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$160,946	$—
Accounts payable	67,588	43,202
Accrued liabilities	95,959	64,336
Current portion of finance lease obligations	626	646
Total current liabilities	325,119	108,184
Finance lease obligations, less current portion	30,504	31,130
Financing obligation	37,014	9,006
Long-term debt	339,630	448,281
Other long-term liabilities	43,998	32,696
Total liabilities	776,265	629,297
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, 0.001 par value, 300,000 shares authorized; 74,501 and 72,219 shares issued and 74,478 and 72,196 shares outstanding as of October 3, 2025 and September 27, 2024, respectively	74	72
Treasury Stock, at cost, 23 shares as of both October 3, 2025 and September 27, 2024	(330)	(330)
Accumulated other comprehensive income	5,034	2,505
Additional paid-in capital	1,562,377	1,309,946
Accumulated deficit	(240,060)	(185,850)
Total stockholders' equity	1,327,095	1,126,343
Total liabilities and stockholders' equity	$2,103,360	$1,755,640
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2025	2024	2023
Revenue	$967,258	$729,578	$648,407
Cost of revenue	438,256	335,805	262,610
Gross profit	529,002	393,773	385,797
Operating expenses:
Research and development	244,466	182,158	148,545
Selling, general and administrative	154,884	137,949	129,852
Total operating expenses	399,350	320,107	278,397
Income from operations	129,652	73,666	107,400
Other (expense) income:
Interest income	29,853	22,986	20,807
Interest expense	(5,516)	(5,136)	(12,384)
Loss on extinguishment of debt	(193,098)	—	—
Gain on acquired assets and other income (expense), net	10,084	10	(665)
Total other (expense) income, net	(158,677)	17,860	7,758
(Loss) income before income taxes	(29,025)	91,526	115,158
Income tax expense	25,185	14,667	23,581
Net (loss) income	$(54,210)	$76,859	$91,577

Net (loss) income per share:
(Loss) income per share - basic	$(0.73)	$1.07	$1.29
(Loss) income per share - diluted	$(0.73)	$1.04	$1.28
Shares used:
Basic	73,986	71,959	70,801
Diluted	73,986	73,575	71,503
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Years
	2025	2024	2023
Net (loss) income	$(54,210)	$76,859	$91,577
Unrealized gain on short-term investments, net of tax	847	3,960	3,644
Foreign currency translation gain (loss), net of tax	1,682	2,180	(1,428)
Other comprehensive income, net of tax	2,529	6,140	2,216
Total comprehensive (loss) income	$(51,681)	$82,999	$93,793
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital		Total
	Common Stock		Treasury Stock				Accumulated	Stockholders'
	Shares	Amount	Shares	Amount			Deficit	Equity
Balance as of September 30, 2022	70,022	$70	(23)	$(330)	$(5,851)	$1,203,145	$(354,286)	$842,748
Vesting of restricted common stock and units	1,408	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	121	—	—	—	—	5,574	—	5,574
Common stock withheld for taxes on employee equity awards	(538)	—	—	—	—	(32,619)	—	(32,619)
Share-based compensation	—	—	—	—	—	38,103	—	38,103
Other comprehensive income, net of tax	—	—	—	—	2,216	—	—	2,216
Net income	—	—	—	—	—	—	91,577	91,577
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	10	—	—	—	—	161	—	161
Vesting of restricted common stock and units	557	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116	—	—	—	—	6,425	—	6,425
Common stock withheld for taxes on employee equity awards	(189)	—	—	—	—	(14,219)	—	(14,219)
Share-based compensation	—	—	—	—	—	45,644	—	45,644
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	6,140	—	—	6,140
Net income	—	—	—	—	—	—	76,859	76,859
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	917	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	107	—	—	—	—	10,209	—	10,209
Common stock withheld for taxes on employee equity awards	(330)	—	—	—	—	(43,135)	—	(43,135)
Share-based compensation	—	—	—	—	—	79,362	—	79,362
Issuance of common stock for convertible debt exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive income, net of tax	—	—	—	—	2,529	—	—	2,529
Net loss	—	—	—	—	—	—	(54,210)	(54,210)
Balance as of October 3, 2025	74,501	$74	(23)	$(330)	$5,034	$1,562,377	$(240,060)	$1,327,095
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,210)	$76,859	$91,577
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and intangible amortization	63,295	67,249	52,153
Share-based compensation	79,362	45,644	38,103
Deferred financing costs amortization and write-offs	1,449	1,146	1,980
Loss on extinguishment of debt	193,098	—	—
Deferred income taxes	2,637	4,947	19,798
Amortization on marketable securities, net	(5,476)	(7,562)	(11,780)
Gain on acquired assets	(10,084)	—	—
Other adjustments, net	3,088	5,387	2,852
Change in operating assets and liabilities:
Accounts receivable	(41,980)	(16,805)	12,253
Inventories	(26,562)	(30,225)	(10,570)
Prepaid expenses and other assets	(6,758)	3,407	(928)
Accounts payable	22,210	18,230	(6,730)
Accrued and other liabilities	11,811	(7,325)	(21,315)
Income taxes	3,488	1,688	(476)
Net cash provided by operating activities	235,368	162,640	166,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(12,684)	(72,615)	(87,692)
Purchases of property and equipment	(42,551)	(22,440)	(24,699)
Proceeds from sale of property and equipment	—	—	8,005
Purchase of property under financing arrangement	(28,750)	—	—
Purchases of software licenses	(10,866)	(3,188)	—
Proceeds from sales and maturities of short-term investments	360,161	344,812	515,823
Purchases of short-term investments	(592,373)	(426,564)	(375,096)
Other investing	(1,200)	(1,138)	—
Net cash (used in) provided by investing activities	(328,263)	(181,133)	36,341
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	86,629	—	—
Proceeds from financing arrangement	28,750	—	—
Payments for fee on convertible note exchange and debt issuance costs	(23,166)	—	—
Payments on long-term debt	—	—	(120,766)
Payments for finance leases and other financing obligations	(1,268)	(1,431)	(1,209)
Proceeds from stock option exercises and employee stock purchases	10,289	6,586	5,574
Common stock withheld for taxes on employee equity awards	(43,135)	(14,219)	(32,619)
Net cash provided by (used in) financing activities	58,099	(9,064)	(149,020)
Foreign currency effect on cash	132	411	(238)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,664)	(27,146)	54,000
CASH AND CASH EQUIVALENTS — Beginning of year	146,806	173,952	119,952
CASH AND CASH EQUIVALENTS — End of year	$112,142	$146,806	$173,952
See notes to consolidated financial statements. For supplemental disclosure of cash flow information, see Note 23.

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
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2025 included 53 weeks and fiscal years 2024 and 2023 included 52 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
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
Foreign Currency Translation and Remeasurement—Our consolidated financial statements are presented in U.S. dollars. While the majority of our foreign operations use the U.S. dollar as the functional currency, the financial statements of our foreign operations for which the functional currency is not the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates (for assets and liabilities), historical rates for equity and at average exchange rates (for revenue and expenses). The unrealized translation gains and losses on the net investment in these foreign operations are accumulated as a component of other comprehensive income.
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
Short-term Investments— We classify our short-term investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value at period end. Unrealized gains and losses that are deemed to be unrelated to credit losses are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.
A decline in the fair value of any debt security below cost that is deemed to be attributable to credit loss results in a charge to earnings and the corresponding establishment of an allowance for credit losses against the cost basis of the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in Gain on acquired assets and other income (expense), net in our Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of investments sold.
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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense within cost of revenue of $2.5 million and increased earnings per share by $0.04 for the fiscal year ended October 3, 2025.
Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life (In Years)
Buildings and improvements	20 - 40
Computer equipment and software	2 - 5
Furniture and fixtures	7 - 10
Finance lease assets and leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	2 - 10

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
Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the fair value to the carrying value of the reporting unit. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their fair values. We performed our annual impairment tests of our goodwill and indefinite-lived intangible assets and the results of these tests indicated that our goodwill and indefinite-lived intangible assets were not impaired in any of the three fiscal years ended October 3, 2025.
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
Leases—We have operating leases for certain facilities and to a lesser extent, various manufacturing equipment. We have financing leases for our corporate headquarters. These leases expire at various dates through 2043, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of October 3, 2025 and September 27, 2024.
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
Share-Based Compensation—We account for all share-based compensation arrangements using the fair value method. We recognize compensation expense using the straight-line method for service-based awards and the accelerated method for performance-based awards, and providing that the minimum amount of compensation recorded is equal to the vested portion of the award. We record the expense in the Consolidated Statements of Operations in the same manner in which the award recipients’ salary costs are classified. For restricted stock unit awards, we use the closing stock price on the date of grant to estimate the fair value of the awards. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. We use the Monte Carlo Simulation analysis to estimate the fair value of restricted stock units with market conditions, inclusive of assumptions for risk free interest rates, expected term, expected volatility and the target price. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the expected term of the award being valued. We base the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. We calculate the weighted-average expected term of the awards using historical data. In addition, we calculate our estimated volatility using our historical stock price volatility data. We account for forfeitures when they occur.
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
We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of October 3, 2025 and September 27, 2024. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU should be applied on a retrospective basis. We adopted this ASU for the fiscal year ended October 3, 2025 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2026. See Note 25 - Segment Reporting and Geographic Information for additional information.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We elected to early adopt ASU 2024-04 in November 2024 and applied the amendment when assessing the accounting treatment for our debt extinguishment (discussed in Note 15 - Debt).
Pronouncements for Adoption in Subsequent Periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, “Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
3. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2025	2024	2023
Industrial & Defense	$419,785	$351,639	$317,128
Data Center	292,836	197,875	146,982
Telecom	254,637	180,064	184,297
Total	$967,258	$729,578	$648,407

	Fiscal Years
Revenue by Geographic Region	2025	2024	2023
United States	$422,857	$327,682	$313,353
China	274,627	177,696	129,875
Asia Pacific, excluding China (1)	111,498	89,294	90,673
Other Countries (2)	158,276	134,906	114,506
Total	$967,258	$729,578	$648,407
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
As of October 3, 2025, September 27, 2024 and September 29, 2023 our contract liabilities were $7.7 million, $5.3 million and $2.8 million, respectively. During the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, we recognized net sales of $2.3 million, $2.5 million and $3.8 million, respectively, that were included in the contract liabilities balance at the beginning of the period. The increase in contract liabilities during the fiscal year ended October 3, 2025 was primarily related to deferral of revenue for invoiced products and services prior to when certain of our customers obtained control of the product and or services.
4. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced GaAs and GaN MMICs and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million utilizing cash consideration of $12.7 million, net of cash acquired of $0.2 million, and consideration payable of $1.5 million, subject to customary purchase price adjustments. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We have recorded a preliminary allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.0 million.
Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net loss during the fiscal years ended October 3, 2025 and September 27, 2024 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements for the periods presented.
RF Business of Wolfspeed, Inc.—On December 2, 2023, we completed the acquisition of certain assets and specified liabilities of the radio frequency (“RF”) business (the “RF Business”) of Wolfspeed, Inc. (the “Seller”), which was accounted for as a business combination (the “RF Business Acquisition”). The RF Business includes a portfolio of GaN on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business Acquisition, we assumed control of a wafer fabrication facility in RTP, North Carolina (the “RTP Fab”) on July 25, 2025 (the “RTP Fab Transfer”). Prior to the RTP Fab Transfer, the Seller continued to operate the facility and supply wafer product and other fabrication services to us pursuant to various agreements entered into between the parties concurrently with the closing of the RF Business Acquisition.

The purchase price for the RF Business Acquisition consisted of $75.0 million payable in cash, subject to customary purchase price adjustments, and 711,528 shares of our common stock, with a fair value of $57.7 million, which were issued at the closing of the RF Business Acquisition. The shares of our common stock issued in connection with the RF Business Acquisition were subject to restrictions on the sale of shares until completion of the RTP Fab Transfer. In addition, if the RTP Fab had not transferred by the fourth anniversary of the closing date of the RF Business Acquisition, the Seller would have forfeited 25.0% of the share consideration. We funded the cash purchase price for the RF Business Acquisition through cash-on-hand.
During the fiscal year ended October 3, 2025, we did not incur any acquisition-related transaction costs. During the fiscal year ended September 27, 2024 and September 29, 2023, we incurred acquisition-related transaction costs of approximately $7.4 million, and $4.2 million respectively, which are included in selling, general and administrative expense in our Consolidated Statement of Operations.
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
On July 25, 2025, we completed the RTP Fab Transfer. At the time of purchase accounting, $16.3 million of the purchase price was estimated as a prepayment associated with the fair value of property and equipment, inventory and liabilities to be acquired with the RTP Fab Transfer. This amount was comprised of $10.4 million for property and equipment, $6.4 million for inventory and $0.5 million for an employee benefits accrual. Property and equipment, inventory and the employee benefits accrual acquired on July 25, 2025 were valued at $10.1 million, $16.7 million, and $0.5 million, respectively, for a total value of $26.3 million. The revised inventory valuation reflects new information obtained outside of the measurement period which ended in December 2024. As a result, we recorded a net gain of $10.1 million to Other income during the fiscal fourth quarter ended October 3, 2025. The gain on inventory resulted from receiving a greater quantity of raw materials and work-in-process inventory than originally estimated at the end of the measurement period in December 2024.
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
Pro forma revenue and net income (loss) was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net income (loss) includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the fiscal year ended September 27, 2024 were adjusted to exclude transaction costs incurred of $15.8 million, and pro forma earnings for the fiscal year ended September 29, 2023 were adjusted and include $42.0 million of transaction costs associated with the RF Business Acquisition. MACOM incurred total transaction costs of $11.5 million and the remaining $30.5 million was incurred by the Seller.

MESC—On May 31, 2023, we completed the acquisition of the key manufacturing facilities, capabilities, technologies and other assets and certain specified liabilities of OMMIC SAS, a semiconductor manufacturer based in Limeil-Brévannes, France with expertise in wafer fabrication, epitaxial growth and MMIC processing and design. We are referring to this acquisition as the MACOM European Semiconductor Center Acquisition (the “MESC Acquisition”) and it was accounted for as a business combination. We completed the MESC Acquisition to expand our European footprint and to enable us to offer higher frequency GaAs and GaN MMICs. Total cash consideration paid for the MESC Acquisition was approximately $36.9 million and was funded with cash-on-hand. During the fiscal year ended October 3, 2025, we did not incur acquisition-related transaction costs. During the fiscal years ended September 27, 2024 and September 29, 2023, we incurred acquisition-related transaction costs of approximately $0.3 million and $2.8 million, respectively, which are included in selling, general and administrative expense in our Consolidated Statement of Operations. The MESC Acquisition was accounted for as a business combination and the operations of MESC have been included in our consolidated financial statements since the date of acquisition.
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
Pro forma financial information for the fiscal years ended September 29, 2023 is not material to our consolidated financial statements.
Linearizer Technology, Inc.—On March 3, 2023, we completed the acquisition of Linearizer Technology, Inc. (“Linearizer”), a developer of modules and subsystems, including solid state power amplifiers (SSPAs), microwave predistortion linearizers and microwave photonics based in Hamilton, New Jersey (the “Linearizer Acquisition”), which was accounted for as a business combination. We acquired Linearizer to further strengthen our component and subsystem design expertise in our target markets. In connection with the Linearizer Acquisition, we acquired all of the outstanding shares of Linearizer for total cash consideration of approximately $51.4 million. We funded the Linearizer Acquisition with cash-on-hand. There were no transaction costs for the fiscal years ended October 3, 2025 and September 27, 2024, respectively, associated with this acquisition. During the fiscal year ended September 29, 2023, we incurred acquisition-related transaction costs of approximately $2.1 million, which are included in selling, general and administrative expenses in our Consolidated Statement of Operations. The Linearizer Acquisition was accounted for as a business combination and the operations of Linearizer have been included in our consolidated financial statements since the date of acquisition.
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
Pro forma financial information for the fiscal year ended September 29, 2023 is not material to our consolidated financial statements.
5. INVESTMENTS
All short-term investments are invested in certificates of deposit, corporate bonds, commercial paper, U.S. Treasury securities and agency bonds, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	October 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$554,433	$3,222	$(76)	$557,579
Commercial paper	49,510	6	—	49,516
U.S. Treasuries and agency bonds	66,594	155	(11)	66,738
Total investments	$670,537	$3,383	$(87)	$673,833

	September 27, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Certificates of deposit	$980	$—	$—	$980
Corporate bonds	303,296	2,047	(193)	305,150
Commercial paper	73,641	149	—	73,790
U.S. Treasuries and agency bonds	54,931	248	(17)	55,162
Total investments	$432,848	$2,444	$(210)	$435,082
The contractual maturities of available-for-sale investments were as follows (in thousands):

October 3, 2025
Less than 1 year	$211,245
Over 1 year	462,588
Total investments	$673,833

We have determined that the gross unrealized losses on available for sale securities at October 3, 2025 and September 27, 2024 are temporary in nature and/or do not relate to credit loss, therefore there is no expense for credit losses recorded in our Consolidated Statements of Operations. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. We review our investments to identify and evaluate investments that have indications of possible impairment due to credit loss. Factors considered in determining whether a loss is due to credit loss include the extent to which fair value has been less than the cost basis, adverse conditions, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade as of October 3, 2025.
During the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, we received proceeds from sales and maturities of available-for-sale securities of $360.2 million, $344.8 million and $515.8 million, respectively. The gross realized gains and losses of available-for-sale investments were immaterial in fiscal years 2025, 2024 and 2023 and were recorded within Other income (expense), net in each period presented in our Consolidated Statement of Operations.
During the fiscal year ended October 3, 2025, September 27, 2024 and September 29, 2023, Interest income on cash equivalents and short-term investments was $29.9 million, $23.0 million and $20.8 million, respectively.
6. FAIR VALUE AND FINANCIAL INSTRUMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended October 3, 2025 and September 27, 2024.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	October 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$63,811	$63,811	$—	$—
U.S. Treasuries and agency bonds	66,738	45,373	21,365	—
Corporate bonds	557,579	—	557,579	—
Commercial paper	49,516	—	49,516	—
Total assets measured at fair value	$737,644	$109,184	$628,460	$—

	September 27, 2024
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$74,760	$74,760	$—	$—
Certificate of deposits	980	980	—	—
U.S. Treasuries and agency bonds	55,162	50,163	4,999	—
Corporate bonds	305,150	—	305,150	—
Commercial paper	73,790	—	73,790	—
Total assets measured at fair value	$509,842	$125,903	$383,939	$—
Liabilities
Non-designated foreign currency hedge contracts	$100	$—	$100	$—
Total Liabilities at fair value	$100	$—	$100	$—

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
As of October 3, 2025 and September 27, 2024, we had $36.0 million and $34.4 million, respectively in notional forward foreign currency contracts, which were denominated in Euro and Yen. As of October 3, 2025 and September 27, 2024, the fair value of derivative instruments not designated as hedges was immaterial.
7. ACCOUNTS RECEIVABLES ALLOWANCES
Summarized below is the activity in our accounts receivable allowances, including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Years
	2025	2024	2023
Balance - beginning of year	$2,662	$2,004	$2,446
Provision, net	1,954	5,404	3,600
Charge-offs	(3,730)	(4,746)	(4,042)
Balance - end of year	$886	$2,662	$2,004
The balances at the end of fiscal years 2025, 2024 and 2023 are comprised primarily of compensation credits of $0.7 million, $2.4 million and $1.8 million, respectively.
The allowance for doubtful accounts is immaterial as of October 3, 2025, September 27, 2024 and September 29, 2023. We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified.
8. INVENTORIES
Inventories consist of the following (in thousands):

	October 3, 2025	September 27, 2024
Raw materials	$153,196	$121,231
Work-in-process	32,973	12,412
Finished goods	51,675	60,847
Total	$237,844	$194,490

9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	October 3, 2025	September 27, 2024
Buildings	$30,932	$—
Computer equipment	19,670	19,809
Construction in process	27,460	15,179
Finance lease assets	38,966	65,596
Furniture and fixtures	4,295	3,539
Land	24,871	—
Leasehold improvements	38,359	38,979
Machinery and equipment	318,650	282,920
Total property and equipment	503,203	426,022
Less accumulated depreciation and amortization	(272,912)	(250,005)
Property and equipment — net	$230,291	$176,017
Depreciation and amortization expense related to property and equipment for fiscal years 2025, 2024 and 2023 was $31.5 million, $30.1 million and $24.0 million, respectively. Accumulated amortization on finance lease assets as of October 3, 2025 and September 27, 2024 was $10.3 million and $10.2 million, respectively.
During the fiscal year ended October 3, 2025, we exercised an option to purchase manufacturing facilities that we leased in France for €1 (one Euro) and we reclassified the finance lease asset to land and buildings. This lease was acquired in May 2023 in connection with the MESC Acquisition and was valued as part of purchase accounting using a market approach. Additionally, during the fiscal year ended October 3, 2025, we entered into a lease that is considered a failed sale-leaseback for accounting purposes, resulting in additions to land and buildings, refer to Note 16- Financing Obligation for additional information.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (the “CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% ITC for certain qualifying investments in U.S. semiconductor manufacturing equipment. We account for the ITC as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of October 3, 2025 and September 27, 2024, we have reduced property and equipment, net in the Consolidated Balance Sheet by $5.6 million and $5.2 million, respectively, as a result of expected tax credits in connection with the CHIPS Act.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2025	2024	2023
Cost of revenue	$14,333	$14,790	$4,369
Research and development	8,892	4,763	—
Selling, general and administrative	8,527	17,612	23,735
Total	$31,752	$37,165	$28,104
A summary of the activity in gross intangible assets as of October 3, 2025 and September 27, 2024 is as follows (in thousands):

	October 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,994	$(14,859)	$20,135
Customer relationships	74,572	(41,304)	33,268
Software licenses	26,186	(5,544)	20,642
Trade name (1)	5,200	(675)	4,525
Balance as of October 3, 2025 (2)	$140,952	$(62,382)	$78,570

	September 27, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$33,226	$(7,320)	$25,906
Customer relationships	180,214	(149,206)	31,008
Favorable contract	14,500	(7,620)	6,880
Software licenses	12,292	(4,775)	7,517
Trade name (1)	5,200	(423)	4,777
Balance as of September 27, 2024 (2)	$245,432	$(169,344)	$76,088
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
Fully amortized intangible assets of $138.8 million and $273.4 million, were eliminated from both gross and accumulated amortization amounts in the fourth quarter of fiscal years 2025 and 2024, respectively.
As of October 3, 2025, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$24,445	$21,333	$9,322	$5,777	$5,091	$9,202
The weighted-average amortization period for total intangible assets acquired during fiscal year 2025 is 5.8 years.
The following table presents a summary of the changes in goodwill during fiscal years 2025 and 2024 (in thousands):

	Fiscal Years
	2025	2024
Balance at beginning of year	$332,201	$323,398
Acquired (1)	4,263	8,473
Foreign currency translation adjustment	(149)	330
Balance at end of year	$336,315	$332,201
(1)     The fiscal 2024 acquired balance consists of an increase of $10.0 million to goodwill related to the RF Business Acquisition and a reduction of $1.5 million to goodwill related to measurement period adjustments for the Linearizer Acquisition. For additional information refer to Note 4 - Acquisitions.
11. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 3, 2025	September 27, 2024
Compensation and benefits	$48,236	$30,769
Current portion of operating leases	6,284	7,727
Deferred revenue	7,676	5,281
Distribution costs	8,196	7,494
Product warranty	1,429	725
Professional fees	1,041	1,335
Software licenses	9,889	5,425
Other	13,208	5,580
Total accrued liabilities	$95,959	$64,336
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

Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2025	2024	2023
Balance — beginning of year	$725	$1,016	$1,898
Provisions	1,670	1,429	908
Warranty claims	(966)	(1,720)	(2,021)
Acquired	—	—	231
Balance — end of year	$1,429	$725	$1,016
13. EMPLOYEE BENEFIT PLANS
We established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended on October 1, 2009 (“401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023, we contributed $4.3 million, $5.9 million and $2.7 million to our 401(k) Plan for calendar years 2025, 2024 and 2023, respectively.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. We expensed contributions of $2.4 million, $2.1 million and $1.7 million for fiscal years 2025, 2024 and 2023, respectively.
14. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of October 3, 2025 and September 27, 2024, the estimated cost for the removal of these assets that are recorded as asset retirement obligations in other long-term liabilities in our Consolidated Balance Sheets was $1.9 million.
Purchase Commitments—As of October 3, 2025, we had outstanding purchase commitments of $157.1 million primarily for purchases of services and inventory supply arrangements of which approximately $145.1 million are payments due within one year.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material legal proceedings during the year ended October 3, 2025.
15. DEBT
The following represents the outstanding balances and effective interest rates (in thousands, except percentages):

	October 3, 2025		September 27, 2024
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$161,151	0.54%	$450,000	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	—
Total principal amount outstanding	505,467		450,000
Unamortized deferred financing costs	(4,891)		(1,719)
Less: Current portion of long term debt	160,946		—
Total long-term debt	$339,630		$448,281
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
Total interest expense for the 2026 Convertible Notes in fiscal year 2025 was $1.2 million of which $0.6 million was for coupon interest. For each of fiscal years 2024 and 2023, total interest expense was $2.2 million of which $1.1 million was for coupon interest.
The fair values of the 2026 Convertible Notes, including the conversion feature, were $251.6 million and $640.6 million as of October 3, 2025 and September 27, 2024, respectively, and were determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of October 3, 2025; the full amount of $161.2 million will mature on March 15, 2026, unless earlier converted, redeemed or repurchased.
2029 Convertible Notes

On December 19, 2024, we issued 0.000% convertible senior notes due in fiscal year 2030, pursuant to an indenture dated as of such date (the “2024 Indenture”), between the Company and U.S. Bank National Association, as trustee with an aggregate principal amount of $344.3 million (the “2029 Convertible Notes”).
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
For fiscal year 2025, total interest expense for the 2029 Convertible Notes was $0.9 million which represents amortization of issuance costs.
The fair value of our 2029 Convertible Notes was $353.3 million as of October 3, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
There are no future minimum principal payments under the notes as of October 3, 2025; the full amount of $344.3 million is due on December 15, 2029.
Term Loans
We were party to a credit agreement dated as of May 8, 2014, with a syndicate of lenders and Goldman Sachs Bank USA, as administrative agent (as amended on February 13, 2015, August 31, 2016, March 10, 2017, May 19, 2017, May 2, 2018 and May 9, 2018, the “Credit Agreement”). On August 2, 2023, the Credit Agreement was terminated when we paid the total outstanding principal balance on our Term Loans of $120.8 million and accrued interest of less than $0.1 million with cash-on-hand. There was no interest expense for the Term Loans for fiscal years 2025 and 2024. For fiscal year 2023, total interest expense for the Term Loans was $6.9 million.

16. FINANCING OBLIGATION
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. This system is expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of October 3, 2025 and September 27, 2024, the asset in Property and equipment, net was $7.5 million and $8.2 million, respectively, and the corresponding liability was $9.0 million and $9.3 million, respectively, classified primarily in Financing obligation on our Consolidated Balance Sheets. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of October 3, 2025, we have $22.3 million in remaining fixed payments over a remaining 12-year term, of which $14.0 million, discounted to $9.0 million, is included in our consolidated balance sheets.
Sale-Leaseback
In connection with the RF Business Acquisition, the Seller granted MACOM a right of first offer to purchase the RTP Fab property. MACOM exercised this right and subsequently assigned it to a third-party, who completed the purchase of the property during the fiscal year ended October 3, 2025. Simultaneously, we entered into a 12-year lease agreement with the third-party to lease the RTP Fab property. This lease also includes two consecutive renewal options, each for a term of ten years.
The lease between MACOM and the third-party is considered a failed sale-leaseback for accounting purposes as we have the option to purchase the property during the lease term. Accordingly, we recognized the fair value of the RTP Fab property within Property and Equipment, net, allocated to land and building, and recorded a corresponding liability classified in Financing Obligation on the consolidated balance sheets. The financing obligation was calculated based on future fixed lease payments over the expected term, discounted at an incremental borrowing rate of 7.4%.
The building will be depreciated over the remaining useful life. Lease payments under the agreement are recognized as interest expense and a reduction of the financing obligation over the term of the agreement. As of October 3, 2025, the net book value of the land and building in property and equipment, net was $28.6 million and the corresponding liability was $28.5 million.
As of October 3, 2025, expected future minimum payments for the financing obligations were as follows (in thousands):

Fiscal year ending:	Sale-Leaseback	Power Purchase Agreement
2026	$2,278	$1,007
2027	2,312	1,031
2028	2,347	1,057
2029	2,382	1,084
2030	2,418	1,110
Thereafter	17,067	8,664
Total payments	28,804	13,953
Less: interest	22,875	4,947
Plus: residual value	22,596	—
Present value of financing obligations	$28,525	$9,006

17. LEASES
Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	October 3, 2025	September 27, 2024	Consolidated Balance Sheets Classification
Assets:
Operating lease ROU assets	$31,883	$29,279	Other long-term assets
Finance lease assets	28,701	55,389	Property and equipment, net
Total lease assets	$60,584	$84,668
Liabilities:
Current:
Operating lease liabilities	$6,284	$7,727	Accrued liabilities
Finance lease liabilities	626	646	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	28,448	24,173	Other long-term liabilities
Finance lease liabilities	30,504	31,130	Finance lease obligations, less current portion
Total lease liabilities	$65,862	$63,676
The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	October 3, 2025	September 27, 2024
Weighted-average remaining lease term (in years):
Operating leases	7.1	4.7
Finance leases	18.1	19.0
Weighted-average discount rate:
Operating leases	6.3%	6.4%
Finance leases	6.7%	6.7%
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Finance lease cost:
Amortization of lease assets	$1,788	$2,332	$2,106
Interest on lease liabilities	2,141	2,160	2,089
Total finance lease cost	$3,929	$4,492	$4,195

Operating lease cost	$9,438	$10,280	$7,965
Variable lease cost	$3,389	$3,604	$2,572
Short-term lease cost	$289	$36	$25
Sublease income	$426	$1,324	$1,340

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,247	$10,567	$8,644
Operating cash flows from finance leases	$2,141	$2,160	$2,089
Financing cash flows from finance leases	$741	$1,175	$1,012

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$10,363	$10,643	$6,758
Financing lease assets obtained in exchange for new lease liabilities	$—	$—	$5,905
As of October 3, 2025, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2026	$8,264	$2,680
2027	6,970	2,718
2028	5,200	2,754
2029	4,436	2,803
2030	3,742	2,842
Thereafter	15,277	41,219
Total lease payments	43,889	55,016
Less: interest	(9,157)	(23,886)
Present value of lease liabilities	$34,732	$31,130
18. STOCKHOLDERS’ EQUITY
We have authorized 10.0 million shares of $0.001 par value preferred stock and 300.0 million shares of $0.001 par value common stock as of October 3, 2025 and September 27, 2024.
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have two equity incentive plans: the 2021 Omnibus Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”).
We have outstanding awards under the 2021 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARS”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARS must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted primarily vested based on certain market-based and performance-based criteria as described below and generally have a term of four to seven years. Certain of the share-based awards granted and outstanding as of October 3, 2025, are subject to accelerated vesting upon a sale of the Company or similar changes in control.
As of October 3, 2025, we had 3.2 million shares available for future issuance under the 2021 Plan and 1.0 million shares available for issuance under our 2021 ESPP.
Incentive Stock Units
Outside of the two equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.

During fiscal years 2025, 2024 and 2023, the fair value of awards granted were $1.9 million, $2.2 million and $1.8 million, respectively. ISU awards were paid out at a fair value of $4.2 million, $2.0 million and $3.5 million for the fiscal years 2025, 2024 and 2023, respectively. As of October 3, 2025 and September 27, 2024, the fair value of outstanding awards was $5.1 million and $6.8 million, respectively, and the associated accrued compensation liability was $3.7 million and $4.6 million, respectively.
During fiscal years 2025, 2024 and 2023, we recorded an expense for these ISU awards of $3.2 million, $3.3 million and $3.4 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the 2021 ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. In fiscal years 2025, 2024 and 2023, 106,615, 116,346 and 120,774 shares of common stock were issued under the 2021 ESPP, respectively.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2025	2024	2023
Cost of revenue	$8,524	$5,938	$4,325
Research and development	32,144	18,072	14,808
Selling, general and administrative	38,694	21,634	18,970
Total	$79,362	$45,644	$38,103
As of October 3, 2025, the total unrecognized compensation costs related to outstanding restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $80.1 million, which we expect to recognize over a weighted-average period of 1.8 years. As of October 3, 2025, total unrecognized compensation cost related to the 2021 ESPP was $0.5 million.
Restricted Stock Awards and Units
A summary of RSU, PRSU and RSA activity for fiscal year 2025 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - September 27, 2024	1,634	$72.37
Granted	677	127.24
Performance-based adjustment (1)	144	89.82
Vested	(917)	76.22
Forfeited, canceled or expired	(119)	80.14
Issued and unvested - October 3, 2025	1,419	$97.19
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during 2025 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.
The weighted-average grant date fair value per share for restricted stock awards and units, inclusive of PRSUs, granted during the fiscal years 2025, 2024 and 2023, was $127.24, $80.42 and $63.53, respectively. The total fair value of restricted stock awards and units vested, inclusive of PRSUs, was $119.1 million, $42.8 million and $85.5 million for fiscal years 2025, 2024 and 2023, respectively. RSUs granted generally vest over a period of three or four years.
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

During fiscal year 2025, we granted 53,411 PRSUs and 55,080 PRSUs were forfeited. The weighted-average grant date fair value per share for PRSUs granted during the fiscal years 2025, 2024 and 2023 was $115.57, $73.01 and $56.15, respectively. During fiscal year 2025, the performance condition for 17,310 target shares issued in prior years were earned at 60%, and as a result a total of 10,386 shares vested in November 2024 when the service condition was achieved. The total fair value of PRSUs vested was $1.4 million, $7.9 million and $19.0 million in fiscal years 2025, 2024 and 2023, respectively. As of October 3, 2025, the total amount of PRSU awards that could ultimately vest if all performance criteria are achieved would be 346,968 shares assuming a maximum of 300% of the target shares.
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
The weighted-average assumptions used to value the awards are as follows:

	Fiscal Years
	2025	2024	2023
Weighted-average grant date fair value	$168.47	$88.88	$80.37
Assumptions:
Weighted-average grant date stock price	$115.69	$73.01	$56.65
Weighted-average stock price at the start of the performance period	$103.09	$79.43	$54.12
Weighted-average risk free interest rate	4.0%	4.6%	4.2%
Weighted-average years to maturity	2.9	2.9	2.9
Weighted-average expected volatility rate	39.2%	41.7%	51.8%
Weighted-average expected dividend yield	—	—	—
During fiscal year 2025, we granted 108,300 market-based PRSUs and 14,829 market-based PRSUs were forfeited. During fiscal year 2025, the market-based PRSU performance condition for 144,014 target shares issued in prior years were earned at 200%, and as a result a total of 288,028 shares vested in November 2024 when the service condition was achieved. The total fair value of market-based PRSUs vested was $40.1 million and $18.1 million in fiscal years 2025 and 2023, respectively. No market-based PRSUs vested in fiscal years 2024. As of October 3, 2025, the total amount of market-based PRSU awards that could ultimately vest if all performance criteria are achieved would be 768,456 shares assuming a maximum of 200% of the target shares.
Stock Options
As of October 3, 2025, there were no stock options outstanding and exercisable. The total intrinsic value of options exercised was $0.6 million and $0.8 million for fiscal years 2025 and 2024, respectively. There were no options exercised during the fiscal year ended September 29, 2023. There were no stock options granted for fiscal years 2025, 2024 and 2023.

20. INCOME TAXES
The domestic and foreign income from operations before taxes were as follows (in thousands):

	Fiscal Years
	2025	2024	2023
United States	$(37,245)	$58,090	$82,297
Foreign	8,220	33,436	32,861
Income from operations before income taxes	$(29,025)	$91,526	$115,158
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2025	2024	2023
Current:
Federal	$15,372	$4,530	$80
State	794	1,588	781
Foreign	4,524	3,710	2,570
Current provision	20,690	9,828	3,431
Deferred:
Federal	(334)	11,165	30,608
State	(3,698)	(1,417)	(405)
Foreign	(1,603)	(1,294)	1,998
Change in valuation allowance	10,130	(3,615)	(12,051)
Deferred provision (benefit)	4,495	4,839	20,150
Total provision (benefit)	$25,185	$14,667	$23,581
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making this determination, we consider available positive and negative evidence and factors that may impact the valuation of our deferred tax asset including results of recent operations, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. During the year ended September 29, 2023, based upon an increase in our estimated future taxable income, we reduced our partial valuation allowance by $12.1 million, primarily related to California NOL and tax credit carryforwards resulting in a benefit from income taxes. During the fiscal year ended September 27, 2024, we reassessed the valuation allowance related to certain state NOLs as a result of the deferral and extension of the California NOL carryforward period. This resulted in a benefit from income taxes of $3.6 million. During the fiscal year ended October 3, 2025, we increased our valuation allowance by $10.1 million. This increase primarily relates to the assessment that certain foreign NOLs were not recoverable, resulting in an allowance of $9.2 million, as well as refinements to the estimate of future California taxable income.
Our effective tax rates differ from the federal and statutory rate as follows:

	Fiscal Years
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Debt exchange	(139.2)	—	—
Benefit from income taxes attributable to valuation allowances	(35.6)	(4.0)	(10.6)
Global intangible low taxed income	(37.7)	12.7	15.7
Foreign-derived intangible income deduction	35.7	(4.5)	—
Research and development credits	45.0	(9.4)	(4.8)
Foreign rate differential	14.2	(4.5)	(2.8)
Share-based compensation	7.8	0.1	(1.3)
Provision to return adjustments	15.5	0.2	0.8
State taxes net of federal benefit	(9.8)	3.0	2.2
Other permanent differences	(3.7)	1.4	0.3
Effective income tax rate	(86.8)%	16.0%	20.5%

For fiscal year 2025, the effective tax rate on $29.0 million of pre-tax loss from continuing operations was (86.8)%. For fiscal years 2024 and 2023, the effective tax rates on $91.5 million and $115.2 million, respectively, of pre-tax income from continuing operations were 16.0% and 20.5%, respectively. The effective income tax rates for fiscal years 2025, 2024 and 2023 were primarily impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits and the inclusion of Global Intangible Low Taxed Income. The effective tax rate of fiscal year 2025 was also impacted by non-deductible losses on debt exchange.
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	October 3, 2025	September 27, 2024
Deferred tax assets:
Net operating loss and credit carryforward	$127,854	$151,397
Intangible assets	25,761	27,022
Section 174 R&D Cost Capitalization	51,417	35,465
Accrued expenses	29,066	20,309
Lease obligations	20,820	13,791
Minority equity investments	566	576
Gross deferred tax asset	255,484	248,560
Less valuation allowance	(25,168)	(15,038)
Deferred tax asset, net of valuation allowance	230,316	233,522

Deferred tax liabilities:
Right of use lease asset	(21,066)	(14,507)
Property and equipment	(1,251)	(6,520)
Deferred tax liabilities	(22,317)	(21,027)
Net deferred tax asset	$207,999	$212,495
As of October 3, 2025, we had $50.6 million of tax-effected federal NOL carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2038 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is indefinite but the loss utilization will be limited to 80% of taxable income. The reported NOL carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, which applies to an ownership change as defined under Section 382.
As of October 3, 2025, we had $33.6 million tax-effected state NOL carryforwards which will expire starting in fiscal year 2029 through fiscal year 2044, and $6.3 million in Canadian deferred tax assets, offset primarily by a partial valuation allowance of $9.7 million and $5.8 million related to U.S. state NOL carryforwards and Canadian tax credits, respectively. As of October 3, 2025, we had federal R&D tax credit carryforwards of $8.9 million and state R&D tax credit carryforwards of $25.2 million. Federal and state credits will expire starting in fiscal year 2025 through fiscal year 2045. We also have R&D tax credit carryforwards of $19.2 million that have an indefinite life.
IRC Section 174 R&D amortization rules, amended as part of the Tax Cuts and Jobs Act of 2017, require capitalization and amortization of all R&D costs incurred in tax years beginning after December 31, 2021. This change was effective for the Company beginning in fiscal year 2023. Capitalized costs relating to R&D performed within the U.S. are to be amortized over five years. Costs relating to R&D performed outside the U.S. are to be amortized over 15 years. As of October 3, 2025 and September 27, 2024, the deferred tax asset related to IRC Section 174 was $51.4 million and $35.5 million, respectively.

The liability for unrecognized tax benefits was zero as of October 3, 2025, September 27, 2024 and September 29, 2023, respectively, and for the fiscal years then ended, we reported no change in unrecognized tax benefits.
A summary of the fiscal tax years that remain subject to examination, as of October 3, 2025, for the Company’s significant tax jurisdictions are:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal	Fiscal Year 2022- forward
United States—various states	Fiscal Year 2021 - forward
Ireland	Fiscal Year 2021 - forward
We are no longer subject to federal income tax examinations for fiscal years before 2022, except to the extent of loss and tax credit carryforwards from those years.
21. RELATED-PARTY TRANSACTIONS
During the fiscal year ended October 3, 2025, we sold $0.4 million of commercial product to Empower RF Systems, Inc., a MACOM customer, and an affiliate of one of our directors.
During the fiscal year ended September 27, 2024, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of former director Susan Ocampo. Mrs. Ocampo is MACOM's largest stockholder. Stephen G. Daly, the Company's President and Chief Executive Officer and Chair of the Board, and director Jihye Whang Rosenband, each have an equity interest of less than 1% in Mission. During the fiscal year ended September 27, 2024, we purchased $0.3 million of machinery and equipment from Gallium Semiconductor, an affiliate of former director Susan Ocampo.
On March 3, 2023, in conjunction with the Linearizer Acquisition, we entered into a seven-year lease agreement with an entity that is majority-owned by certain former Linearizer employees, which was deemed to be a related-party agreement. The average annual base rent payments were $0.4 million. During the fiscal year ended September 29, 2023, we made lease-related payments of $0.5 million.
22. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income per share of common stock (in thousands, except per share data):

	Fiscal Years
	2025	2024	2023
Numerator:
Net income attributable to common stockholders	$(54,210)	$76,859	$91,577
Denominator:
Weighted average common shares outstanding-basic	73,986	71,959	70,801
Dilutive effect of stock options, restricted stock awards and restricted stock units	—	954	702
Dilutive effect of convertible debt	—	662	—
Weighted average common shares outstanding-diluted	$73,986	$73,575	$71,503

Net income to common stockholders per share-basic	$(0.73)	$1.07	$1.29
Net income to common stockholders per share-diluted	$(0.73)	$1.04	$1.28

Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units (1)	1,026	30	140
Convertible debt (1)	930	—	—
(1) Excludes the effects of the assumed issuance of common stock associated with the assumed exercise of outstanding stock options and potential shares of common stock issuable upon vesting of restricted stock and restricted stock units, and a conversion premium for the 2026 Convertible Notes, as the inclusion would be anti-dilutive, but they could become dilutive in the future.

23. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the periods presented (in thousands):

	Fiscal Years
	2025	2024	2023
Cash paid for interest	$3,223	$3,985	$10,780
Cash paid for income taxes	$16,192	$5,997	$2,870
Non-cash activities:
Issuance of common stock for convertible debt exchange	$205,915	$—	$—
Issuance of common stock in connection with the RF Business Acquisition	$—	$57,733	$—
Non-cash capital expenditures	$2,222	$311	$363
Purchase of software licenses included in liabilities	$17,078	$2,500	$8,350
Purchase of software licenses included in liabilities relates to commitments to purchase and pay for software over a two year period.
24. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - September 29, 2023	$(1,407)	$(2,228)	$(3,635)
Foreign currency translation gain, net of tax	2,180	—	2,180
Unrealized gain on short-term investments, net of tax	—	3,960	3,960
Balance - September 27, 2024	773	1,732	2,505
Foreign currency translation gain, net of tax	1,682	—	1,682
Unrealized gain on short-term investments, net of tax	—	847	847
Balance - October 3, 2025	$2,455	$2,579	$5,034
25. SEGMENT REPORTING, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of reportable operating segments is based on the chief operating decision maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company’s CODM is its President and Chief Executive Officer and Chair of the Board. In evaluating financial performance and making operating decisions, the CODM primarily uses consolidated metrics. The Company assesses its determination of operating segments at least annually. We continue to evaluate our reporting structure and the potential impact of any changes on our segment reporting. The accounting policies of the single operating segment are the same as those described in the summary of significant account policies.
The CODM uses consolidated gross profit and net (loss) income to assess financial performance against prior periods and our competitors, to decide how to allocate resources and to evaluate income generated from segment assets in deciding whether to reinvest profits into our operations or into other parts of the entity, such as for acquisitions or other investments. The measure of segment assets is reported on the balance sheet as total assets. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis.
The following table presents a summary of consolidated net (loss) income inclusive of significant segment expenses and other expense information provided to the CODM (in thousands):

	Fiscal Years
	2025	2024	2023
Revenue	$967,258	$729,578	$648,407
Less:
Cost of revenue (1)	411,969	306,942	250,975
Research and development (1)	208,605	161,248	132,235
Selling, general and administrative (1)	100,952	86,355	75,763
Share-based compensation including cash incentive stock units (2)	86,139	50,191	43,589
Amortization expense (3)	22,365	32,392	28,104
Acquisition and integration related costs	7,576	18,784	10,341
Income from operations	129,652	73,666	107,400
Interest income, net of interest expense	24,337	17,850	8,423
Loss on extinguishment of debt	(193,098)	—	—
Gain on acquired assets and other income (expense), net	10,084	10	(665)
Income tax expense	25,185	14,667	23,581
Net (loss) income	$(54,210)	$76,859	$91,577
(1) Excludes share-based compensation including cash incentive stock units, amortization expense and acquisition and integration related costs.
(2) Includes share-based compensation expense for awards that are equity and liability classified on our balance sheet and the related employer tax expense at vesting.
(3) Relates to acquired intangible assets and excludes amortization for purchased software licenses.
This expense information is based on management’s internal view of expense classification when reviewing aspects of financial and operating performance of the business, and may not be representative of expense classification that is comparable to other peer companies’ internal management views. As a result, this expense information should not be considered in isolation or as substitute for analysis of MACOM’s results in conjunction with the accompanying consolidated financial statements and notes thereto.
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue. Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	October 3, 2025	September 27, 2024
Net Property and Equipment by Geographic Region
United States	$172,583	$123,618
France	40,686	33,934
Other Countries (1)	17,022	18,465
Total	$230,291	$176,017

(1) Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2025	2024	2023
Customer A	12%	11%	—
Customer B	11%	—	—

	October 3, 2025	September 27, 2024
Accounts Receivable
Customer A	11%	—
Customer B	11%	—
Customer C	11%	—
Customer A did not represent more than 10% of revenue in fiscal year 2023. Customer B did not represent more than 10% of revenue in fiscal years 2024 and 2023. Customers A, B and C did not represent more than 10% of accounts receivable as of September 27, 2024. No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. In fiscal years 2025, 2024 and 2023, our top ten customers represented an aggregate of 57%, 56% and 48% of total revenue, respectively.
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
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 3, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 3, 2025. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 3, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of October 3, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended October 3, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 3, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2025, of the Company and our report dated November 14, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 14, 2025

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
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal year 2025. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the fourth quarter of fiscal year 2025.

Name and Title	Action	Date	Expiration of Plan (2)	Potential Number of Shares to be Sold (1)
John Kober Senior Vice President and Chief Financial Officer	Adoption	August 14, 2025	November 14, 2026	61,602
Thomas Hwang Senior Vice President, Global Sales	Adoption	August 11, 2025	August 31, 2026	22,368
Ambra Roth Senior Vice President and General Counsel	Adoption	August 11, 2025	February 9, 2026	17,487
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 3, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 3, 2025 and September 27, 2024
Consolidated Statements of Operations for the Fiscal Years Ended October 3, 2025, September 27, 2024 and September 29, 2023
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended October 3, 2025, September 27, 2024 and September 29, 2023
Consolidated Statements of Cash Flows for the Fiscal Years Ended October 3, 2025, September 27, 2024 and September 29, 2023
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
4.10
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

10.3
Credit Agreement by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, and the other agents and lenders party thereto, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 12, 2014).

10.4
Incremental Amendment, dated February 13, 2015, among Morgan Stanley Senior Funding, Inc., MACOM Technology Solutions Holdings, Inc., and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).

10.5
Incremental Term Loan Amendment, dated August 31, 2016, by and among MACOM Technology Solutions Holdings, Inc., Goldman Sachs Bank USA, as the administrative agent, and the lender party thereto (incorporated by reference to our Current Report on Form 8-K filed August 31, 2016).

10.6
Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017).

10.7
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.8
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on February 11, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2017).

10.9
Second Incremental Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., Barclays Bank PLC and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2017).

10.10
Amendment No. 4 to Credit Agreement, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2017).

10.11
Refinancing Amendment, dated as of March 10, 2017, by and among MACOM Technology Solutions Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2017).

10.12
Second Refinancing Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc. and the other term lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2017).

10.13
Second Incremental Term Loan Amendment, dated as of May 19, 2017, by and among MACOM Technology Solutions Holdings, Inc., Morgan Stanley Senior Funding, Inc., as the initial lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2017).

10.14
Amendment No. 8 to Credit Agreement, dated as of May 2, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.15
Amendment No. 9 to Credit Agreement, dated as of May 9, 2018, by and among MACOM Technology Solutions Holdings, Inc., certain revolving credit lenders and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2018).

10.16*	Offer of Employment to Stephen G. Daly, dated May 15, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.17*	Offer of Promotion to John F. Kober, dated May 23, 2019 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2019).

10.18*	MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.19*	Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Performance-Based).
10.20*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on November 14, 2022).

10.21*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 29, 2021).

10.22*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on November 14, 2022).

10.23*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.24*
MACOM Technology Solutions Holdings, Inc. Amended and Restated Change in Control Plan and Form of Participation Notice, amended and restated on December 21, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023).

10.25
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

101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 3, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 3, 2025, formatted in Inline XBRL and included as Exhibit 101.
*	Management contract or compensatory plan.
**	Management compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2025.

Signature and Title	Signature and Title

/s/ Stephen G. Daly	/s/ Peter Chung
Stephen G. Daly	Peter Chung
President and Chief Executive Officer and Chair of the Board	Lead Independent Director
(Principal Executive Officer)
/s/ Charles Bland
Charles Bland
/s/ John F. Kober	Director
John F. Kober
Senior Vice President and Chief Financial Officer	/s/ Geoffrey Ribar
Geoffrey Ribar
(Principal Accounting and Financial Officer)	Director

/s/ John Ritchie
John Ritchie
Director

/s/ Jihye Whang Rosenband
Jihye Whang Rosenband
Director

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
Director