Form 10-Q
period 2026-01-02
MACOM Technology Solutions Holdings, Inc.
filed 2026-02-05
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2026, there were 75,011,970 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	January 2, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119,646	$112,142
Short-term investments	648,848	673,833
Accounts receivable, net	160,055	148,646
Inventories	238,905	237,844
Prepaid and other current assets	38,556	32,623
Total current assets	1,206,010	1,205,088
Property and equipment, net	234,705	230,291
Goodwill	335,710	336,315
Intangible assets, net	72,828	78,570
Deferred income taxes	207,754	207,999
Other long-term assets	48,521	45,097
Total assets	$2,105,528	$2,103,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$160,563	$160,946
Accounts payable	63,762	67,588
Accrued liabilities	79,571	95,959
Current portion of finance lease obligations	648	626
Total current liabilities	304,544	325,119
Finance lease obligations, less current portion	30,332	30,504
Financing obligation	36,864	37,014
Long-term debt	339,908	339,630
Other long-term liabilities	40,762	43,998
Total liabilities	752,410	776,265
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Common stock	75	74
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	4,610	5,034
Additional paid-in capital	1,540,056	1,562,377
Accumulated deficit	(191,293)	(240,060)
Total stockholders’ equity	1,353,118	1,327,095
Total liabilities and stockholders’ equity	$2,105,528	$2,103,360
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue	$271,612	$218,122
Cost of revenue	119,833	101,013
Gross profit	151,779	117,109
Operating expenses:
Research and development	66,459	60,369
Selling, general and administrative	42,023	39,213
Total operating expenses	108,482	99,582
Income from operations	43,297	17,527
Other income (expense):
Interest income	7,990	7,000
Interest expense	(1,698)	(1,366)
Loss on extinguishment of debt	—	(193,098)
Total other income (expense)	6,292	(187,464)
Income (loss) before income taxes	49,589	(169,937)
Income tax expense (benefit)	822	(2,407)
Net income (loss)	$48,767	$(167,530)

Net income (loss) per share:
Income (loss) per share - Basic	$0.65	$(2.30)
Income (loss) per share - Diluted	$0.64	$(2.30)
Weighted average shares outstanding:
Basic	74,822	72,780
Diluted	76,718	72,780
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	January 2, 2026	January 3, 2025
Net income (loss)	$48,767	$(167,530)
Unrealized loss on short term investments, net of tax	(104)	(1,682)
Foreign currency translation loss, net of tax	(320)	(1,943)
Other comprehensive loss, net of tax	(424)	(3,625)
Total comprehensive income (loss)	$48,343	$(171,155)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended January 2, 2026
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 3, 2025	74,501	$74	(23)	$(330)	$5,034	$1,562,377	$(240,060)	$1,327,095
Vesting of restricted common stock and units	787	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	50	—	—	—	—	5,212	—	5,212
Common stock withheld for taxes on employee equity awards	(307)	—	—	—	—	(49,671)	—	(49,671)
Share-based compensation	—	—	—	—	—	22,138	—	22,138
Issuance of common stock for settlement of convertible notes	3	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(424)	—	—	(424)
Net income	—	—	—	—	—	—	48,767	48,767
Balance as of January 2, 2026	75,034	$75	(23)	$(330)	$4,610	$1,540,056	$(191,293)	$1,353,118
See notes to condensed consolidated financial statements.

	Three Months Ended January 3, 2025
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	811	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	4,537	—	4,537
Common stock withheld for taxes on employee equity awards	(304)	—	—	—	—	(40,273)	—	(40,273)
Share-based compensation	—	—	—	—	—	25,520	—	25,520
Issuance of common stock for convertible note exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive loss, net of tax	—	—	—	—	(3,625)	—	—	(3,625)
Net loss	—	—	—	—	—	—	(167,530)	(167,530)
Balance as of January 3, 2025	74,361	$74	(23)	$(330)	$(1,120)	$1,505,645	$(353,380)	$1,150,889
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 2, 2026	January 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,767	$(167,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	15,378	15,995
Share-based compensation	22,138	25,520
Deferred income taxes	142	(6,266)
Loss on extinguishment of debt	—	193,098
Amortization on marketable securities, net	(863)	(1,931)
Other adjustments, net	66	(1,098)
Change in operating assets and liabilities:
Accounts receivable	(11,409)	14,946
Inventories	(1,060)	(4,610)
Prepaid expenses and other assets	(3,311)	(300)
Accounts payable	(5,136)	1,052
Accrued and other liabilities	(18,995)	(5,033)
Income taxes	(2,792)	2,816
Net cash provided by operating activities	42,925	66,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(12,474)
Purchases of property and equipment	(12,936)	(5,340)
Purchases of software licenses	(4,326)	(6,075)
Proceeds from sales and maturities of short-term investments	71,439	72,403
Purchases of short-term investments	(45,726)	(61,416)
Other investing	315	2,675
Net cash provided by (used in) investing activities	8,766	(10,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	86,629
Repayment of convertible notes	(486)	—
Payments for fee on convertible note exchange and debt issuance costs	—	(22,905)
Payments on finance leases and other financing activities	(1,005)	(228)
Proceeds from employee stock purchases	5,212	4,537
Common stock withheld for taxes on employee equity awards	(47,916)	(37,908)
Net cash (used in) provided by financing activities	(44,195)	30,125
Foreign currency effect on cash	8	(664)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,504	85,893
CASH AND CASH EQUIVALENTS — Beginning of period	112,142	146,806
CASH AND CASH EQUIVALENTS — End of period	$119,646	$232,699
See notes to condensed consolidated financial statements. For supplemental disclosure of cash flow information, see Note 16.

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
The condensed consolidated balance sheet as of October 3, 2025 is as reported in our audited consolidated financial statements as of that date. Our accounting policies are described in the notes to our October 3, 2025 consolidated financial statements, which were included in our Annual Report on Form 10-K for our fiscal year ended October 3, 2025 filed with the SEC on November 14, 2025 (the “2025 Annual Report on Form 10-K”). We recommend that the financial statements included in this Quarterly Report on Form 10-Q be read in conjunction with the consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K.
Principles of Consolidation and Basis of Presentation—The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the condensed consolidated financial statements, certain prior year amounts within the condensed consolidated statement of cash flows have been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal year 2026 includes 52 weeks and fiscal year 2025 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we include the extra week arising in such fiscal years in the first fiscal quarter. Our first fiscal quarter ended January 2, 2026 included 13 weeks and the first fiscal quarter ended January 3, 2025 included 14 weeks.
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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense of $0.7 million for the three months ended January 3, 2025, to cost of revenue. This benefit increased income from operations by $0.7 million and earnings per share by $0.01, for the three months ended January 3, 2025.
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2025 Annual Report on Form 10-K.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. We adopted this ASU for the fiscal year ended October 3, 2025. This ASU was applied on a retrospective basis. See Note 17 - Segment Reporting and Geographic Information for additional information on our interim disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We elected to early adopt ASU 2024-04 in the first quarter of fiscal year 2025 and applied the amendment when assessing the accounting treatment for our debt extinguishment (discussed in Note 10 - Debt).
Pronouncements for Adoption in Subsequent Periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for annual reporting periods beginning after December 15, 2024. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
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

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue by Market:
Industrial & Defense	$117,713	$97,400
Data Center	85,754	65,284
Telecom	68,145	55,438
Total	$271,612	$218,122

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue by Geographic Region(1):
United States	$123,836	$97,272
China	85,223	62,728
Asia Pacific, excluding China	30,552	20,538
Other Countries (2)	32,001	37,584
Total	$271,612	$218,122
(1)Revenue by geographic region is aggregated by customer billing address.
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
The following table presents the changes in contract liabilities during the three months ended January 2, 2026 (in thousands, except percentage):

	January 2, 2026	October 3, 2025	$ Change	% Change
Contract liabilities	$6,534	$7,676	$(1,142)	(14.9)%
During the three months ended January 2, 2026 and January 3, 2025, we recognized sales of $3.3 million and $0.9 million, respectively, that were included in the contract liabilities balance as of the beginning of the period. The decrease in contract liabilities during the three months ended January 2, 2026 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, partially offset by deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services.

3. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and deferred consideration payable of $1.5 million related to customary agreement provisions not associated with future performance of the acquired business. We paid $0.7 million of the deferred consideration during the three months ended January 2, 2026 and the remainder is expected to be paid during our third fiscal quarter of 2026. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We finalized the ENGIN-IC Acquisition purchase accounting during the fiscal quarter ended January 2, 2026 and adjustments were immaterial. We recorded the final allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.1 million.
Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net loss during the three months ended January 3, 2025 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds, commercial paper, U.S. Treasuries and agency bonds, and are classified as available-for-sale. The Company classifies investments with maturity dates greater than twelve months in short-term investments rather than long-term investments based on the nature of the securities and the availability for use in current operations. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position. These investments are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	January 2, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$555,434	$3,143	$(95)	$558,482
Commercial paper	29,900	5	—	29,905
U.S. Treasuries and agency bonds	60,353	139	(31)	60,461
Total short-term investments	$645,687	$3,287	$(126)	$648,848

	October 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$554,433	$3,222	$(76)	$557,579
Commercial paper	49,510	6	—	49,516
U.S. Treasuries and agency bonds	66,594	155	(11)	66,738
Total short-term investments	$670,537	$3,383	$(87)	$673,833

The contractual maturities of available-for-sale investments were as follows (in thousands):

	January 2, 2026	October 3, 2025
Less than one year	$182,227	$211,245
Over one year	466,621	462,588
Total available-for-sale investments	$648,848	$673,833

We have determined that the gross unrealized losses on available for sale securities as of January 2, 2026 and October 3, 2025 are temporary in nature and/or do not relate to credit loss, and therefore, there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 2, 2026.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	January 2, 2026
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$56,398	$56,398	$—	$—
U.S. Treasuries and agency bonds	60,461	35,490	24,971	—
Corporate bonds	558,482	—	558,482	—
Commercial paper	29,905	—	29,905	—
Total assets measured at fair value	$705,246	$91,888	$613,358	$—

	October 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$63,811	$63,811	$—	$—
U.S. Treasuries and agency bonds	66,738	45,373	21,365	—
Corporate bonds	557,579	—	557,579	—
Commercial paper	49,516	—	49,516	—
Total assets measured at fair value	$737,644	$109,184	$628,460	$—
Derivatives
We have foreign currency exposure arising from certain of our Euro and Yen denominated intercompany debt. We have entered into foreign currency exchange hedging contracts associated with this intercompany debt to partially mitigate the impact of currency rate changes. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Changes in fair value are reported in current period earnings. These gains and losses are intended to offset the gains and losses recorded on the associated intercompany debt. We do not use derivative financial instruments for trading or speculation purposes.
As of January 2, 2026 and October 3, 2025, we had $47.0 million and $36.0 million, respectively, in notional forward foreign currency contracts. As of January 2, 2026 and October 3, 2025, the fair value of derivative instruments not designated as hedges was immaterial.

6. INVENTORIES
Inventories consist of the following (in thousands):

	January 2, 2026	October 3, 2025
Raw materials	$157,740	$153,196
Work-in-process	31,071	32,973
Finished goods	50,094	51,675
Total inventory, net	$238,905	$237,844

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	January 2, 2026	October 3, 2025
Buildings	$30,416	$30,932
Computer equipment	19,676	19,670
Construction in process	32,305	27,460
Finance lease assets	38,966	38,966
Furniture and fixtures	4,443	4,295
Land	24,881	24,871
Leasehold improvements	40,903	38,359
Machinery and equipment	324,765	318,650
Total property and equipment	516,355	503,203
Less accumulated depreciation and amortization	(281,650)	(272,912)
Property and equipment, net	$234,705	$230,291
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% investment tax credit (“ITC”) for certain qualifying investments in U.S. semiconductor manufacturing equipment. On July 4, 2025 the U.S. Congress passed a federal statute controlling tax and spending policies (the “July 4, 2025 Bill”). As part of the July 4, 2025 Bill, this ITC was increased to 35% for assets placed into service after December 31, 2025. We account for the investment tax credit as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of January 2, 2026 and October 3, 2025, there was a $6.3 million and $5.6 million reduction, respectively, to the gross carrying amounts of the qualifying assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three months ended January 2, 2026 and January 3, 2025 was $9.2 million and $7.3 million, respectively. Accumulated amortization on finance lease assets as of January 2, 2026 and October 3, 2025 was $10.7 million and $10.3 million, respectively.

8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Cost of revenue	$1,621	$3,332
Research and development	2,583	2,065
Selling, general and administrative	2,007	3,260
Total	$6,211	$8,657
A summary of the activity in gross intangible assets as of January 2, 2026 and October 3, 2025 is as follows (in thousands):

	January 2, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,998	$(16,482)	$18,516
Customer relationships	74,573	(43,090)	31,483
Software licenses	26,654	(8,286)	18,368
Trade name (1)	5,200	(739)	4,461
Balance as of January 2, 2026 (2)	$141,425	$(68,597)	$72,828

	October 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,994	$(14,859)	$20,135
Customer relationships	74,572	(41,304)	33,268
Software licenses	26,186	(5,544)	20,642
Trade name (1)	5,200	(675)	4,525
Balance as of October 3, 2025 (2)	$140,952	$(62,382)	$78,570
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of January 2, 2026, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2026 Remaining	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$18,349	21,489	9,479	5,817	5,091	9,203	$69,428
A summary of the changes in goodwill as of January 2, 2026 is as follows (in thousands):

Goodwill
Balance as of October 3, 2025	$336,315
Acquired (1)	(6)
Foreign currency translation adjustment	(599)
Balance as of January 2, 2026	$335,710
(1) The acquired balance consists of a decrease of less than $0.1 million related to the ENGIN-IC Acquisition. For additional information refer to Note 3 - Acquisitions.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	January 2, 2026	October 3, 2025
Compensation and benefits	$33,681	$48,236
Current portion of operating leases	6,577	6,284
Deferred revenue	6,534	7,676
Software licenses	9,846	9,889
Other	22,933	23,874
Total accrued liabilities	$79,571	$95,959

10. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of January 2, 2026 and October 3, 2025, (in thousands, except percentages):

	January 2, 2026		October 3, 2025
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$160,665	0.54%	$161,151	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	344,316	0.33%
Total principal amount outstanding	504,981		505,467
Less: Short-term debt	160,563		160,946
Unamortized discount on deferred financing costs	(4,510)		(4,891)
Total long-term debt	$339,908		$339,630
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
Following the closing of the Transactions, the aggregate principal balance of the 2026 Convertible Notes is $161.2 million and the terms of the 2021 Indenture are unchanged. The 2026 Convertible Notes will mature on March 15, 2026 unless earlier converted, redeemed or repurchased.
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
In November 2021, we made an irrevocable election to pay cash for the aggregate principal amount of notes to be converted. Upon conversion of the 2026 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2021 Indenture). Effective December 15, 2025, we elected to settle our conversion obligation in excess of principal in shares of our common stock, for all conversions occurring on or after that date.
We may redeem for cash all or any portion of the notes, at our option, on or after March 20, 2024 and prior to December 15, 2025, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2021 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
For the three months ended January 2, 2026, total interest expense for the 2026 Convertible Notes was $0.2 million of which $0.1 million was for coupon interest. For the three months ended January 3, 2025, total interest expense was $0.6 million of which $0.3 million was for coupon interest.
The fair value of our 2026 Convertible Notes was $334.2 million and $251.6 million as of January 2, 2026 and October 3, 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
In September 2025, certain holders exercised their right to convert $0.5 million of the notes. The transaction settled during the three months ended January 2, 2026 and we paid $0.5 million principal in cash and issued 2,610 shares of our common stock for the conversion premium.
The full principal amount of the 2026 Convertible Notes of $160.7 million is due on March 15, 2026. The 2026 Convertible Notes balance of $160.6 million, net of deferred financing costs, is classified as short-term debt in our condensed consolidated balance sheet.
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
For the three months ended January 2, 2026 and January 3, 2025, total interest expense for the 2029 convertible notes was $0.3 million and less than $0.1 million, respectively, which represents amortization of issuance costs.
The fair value of our 2029 Convertible Notes was $424.5 million and $353.3 million as of January 2, 2026 and October 3, 2025, respectively. The fair value was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The full principal amount of the 2029 Convertible Notes of $344.3 million is due on December 15, 2029.
11. FINANCING OBLIGATIONS
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of January 2, 2026 and October 3, 2025, the net book value of the systems in Property and equipment, net was $7.4 million and $7.5 million, respectively, and the corresponding liability was $8.9 million and $9.0 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
Sale-Leaseback
Our lease for the wafer fabrication facility in Research Triangle Park (“RTP”), North Carolina (the “RTP Fab”) is considered a failed sale-leaseback for accounting purposes. Accordingly, we recognize this transaction as a financing arrangement. As of January 2, 2026 and October 3, 2025, the net book value of the land and building in Property and equipment, net was $28.5 million and $28.6 million, respectively, and the corresponding liability was $28.5 million and $28.5 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.

12. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended
	January 2, 2026	January 3, 2025
Numerator:
Net income (loss) attributable to common stockholders	$48,767	$(167,530)
Denominator:
Weighted average common shares outstanding-basic	74,822	72,780
Dilutive effect of stock options, restricted stock and restricted stock units	940	—
Dilutive effect of convertible debt	956	—
Weighted average common shares outstanding-diluted	76,718	72,780

Net income (loss) to common stockholders per share-basic:	$0.65	$(2.30)
Net income (loss) to common stockholders per share-diluted:	$0.64	$(2.30)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units	112	1,218
Convertible debt	—	1,697

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three months ended January 2, 2026.

14. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of January 2, 2026.
Stock Plans
As of January 2, 2026, we had approximately 2.5 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”) and approximately 1.0 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Certain of the share-based awards granted and outstanding as of January 2, 2026 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three or four years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of January 2, 2026 and October 3, 2025, the fair value of outstanding ISUs was $5.7 million and $5.1 million, respectively, and the associated accrued compensation liability was $2.3 million and $3.7 million, respectively. During the three months ended January 2, 2026 and January 3, 2025, we recorded an expense for ISU awards of $1.6 million and $1.5 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Cost of revenue	$2,244	$2,945
Research and development	8,774	11,251
Selling, general and administrative	11,120	11,324
Total share-based compensation expense	$22,138	$25,520
As of January 2, 2026, the total unrecognized compensation costs related to RSUs and PRSUs was $153.5 million, which we expect to recognize over a weighted-average period of 2.2 years. As of January 2, 2026, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.6 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the three months ended January 2, 2026 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 3, 2025	1,419	$97.19
Granted	499	$160.86
Performance-based adjustment (1)	201	$85.93
Vested and released	(787)	$83.06
Forfeited, canceled or expired	(25)	$91.33
Balance as of January 2, 2026	1,307	$128.37

(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the three months ended January 2, 2026 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.
Stock awards that vested during the three months ended January 2, 2026 and January 3, 2025 had combined fair values of $126.8 million and $106.7 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three or four years.
Market-based PRSUs
We granted 103,247 market-based PRSUs during the three months ended January 2, 2026, at a weighted average grant date fair value of $208.84 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the market-based PRSU awards are as follows:

Three Months Ended
January 2, 2026
Weighted-average grant date stock price	$148.31
Weighted-average stock price at the start of the performance period	$128.76
Weighted-average risk free interest rate	3.5%
Weighted-average years to maturity	2.9
Weighted-average expected volatility rate	41.6%
Weighted-average expected dividend yield	—
15. INCOME TAXES
We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. For interim periods, we record a tax provision or benefit based upon the estimated effective tax rate expected for the full fiscal year, adjusted for material discrete taxation matters arising during the interim periods. Our quarterly tax provision or benefit, and our quarterly estimate of the annual effective tax rate, are subject to significant variation due to several factors. These factors include items such as variability in accurately predicting pre-tax income/loss, the mix of income in jurisdictions in which we operate, intercompany transactions, changes in how we do business, tax law developments, including, but not limited to, impacts associated with the July 4, 2025 Bill, the realizability of our deferred tax assets, any related valuation allowance and relative changes in permanent tax benefits or expenses.
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended
	January 2, 2026	January 3, 2025
Income tax expense (benefit)	$822	$(2,407)
Effective income tax rate	1.7%	1.4%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 2, 2026 was primarily driven by favorable share-based compensation and our research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three months ended January 3, 2025 was primarily driven by the non-deductibility of the loss on extinguishment of debt and favorable share-based compensation and R&D tax credits, partially offset by global intangible low taxed income (“GILTI”).
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
The July 4, 2025 Bill permits deduction of applicable domestic research and development costs in the year they are incurred and no longer requires the deferral and amortization of these costs over five years, among other changes. This change is effective beginning in our fiscal year ending October 2, 2026. The July 4, 2025 Bill permits the acceleration of our unamortized balance of domestic research and development expenses which were previously deferred.
There were no unrecognized tax benefits as of January 2, 2026 and October 3, 2025. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended January 2, 2026 and January 3, 2025, we did not make any accrual or payment of interest or penalties.
16. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Cash paid for interest	$684	$739
Cash paid for income taxes	$3,471	$1,050
Non-cash activities:
Issuance of common stock for convertible debt exchange	$—	$205,915
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,360	$7,921
Additions to property and equipment, net included in liabilities	$3,531	$607
Purchase of software licenses included in liabilities	$469	$5,578

17. SEGMENT REPORTING, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
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
The CODM uses consolidated gross profit and net income (loss) to assess financial performance against prior periods and our competitors, to decide how to allocate resources and to evaluate income generated from segment assets in deciding whether to reinvest profits into our operations or into other parts of the entity, such as for acquisitions or other investments. The measure of segment assets is reported on the balance sheet as total assets. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis.
The following table presents a summary of consolidated net (loss) income inclusive of significant segment expenses and other expense information provided to the CODM (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue	$271,612	$218,122
Less:
Cost of revenue (1)	115,140	92,789
Research and development (1)	55,752	47,538
Selling, general and administrative (1)	26,747	22,373
Share-based compensation including cash incentive stock units (2)	26,629	29,387
Amortization expense (3)	3,470	6,509
Acquisition- and integration-related costs	577	1,999
Income from operations	43,297	17,527
Interest income, net of interest expense	6,292	5,634
Loss on extinguishment of debt	—	(193,098)
Income tax expense (benefit)	822	(2,407)
Net income (loss)	$48,767	$(167,530)
(1) Excludes share-based compensation including cash incentive stock units, amortization expense and acquisition- and integration-related costs.
(2) Includes share-based compensation expense for awards that are equity and liability classified on our balance sheet and the related employer tax expense at vesting.
(3) Relates to acquired intangible assets and excludes amortization for purchased software licenses.
This expense information is based on management’s internal view of expense classification when reviewing aspects of financial and operating performance of the business, and may not be representative of expense classification that is comparable to other peer companies’ internal management views. As a result, this expense information should not be considered in isolation or as substitute for analysis of the Company’s results in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	January 2, 2026	October 3, 2025
United States	$175,220	$172,583
France	43,061	40,686
Other Countries (1)	16,424	17,022
Total	$234,705	$230,291
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.

The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended
Revenue	January 2, 2026	January 3, 2025
Customer A	16%	14%
Customer C	12%	11%

Accounts Receivable	January 2, 2026	October 3, 2025
Customer A	19%	11%
Customer B	11%	11%
Customer C	10%	11%
Customer Concentration
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For each of the three months ended January 2, 2026 and January 3, 2025, our top ten customers represented 60% of total revenue.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on November 14, 2025 (the “2025 Annual Report on Form 10-K”).
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
Cautionary Note Regarding Forward-Looking Statements
This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q contain “forward-looking statements” including statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, industry trends, our plans for use of our cash and cash equivalents and short-term investments, interest rate and foreign currency risks, our ability to meet working capital requirements, estimates and objectives for future operations, our future results of operations and our financial position, including liquidity, and other matters that do not relate strictly to historical facts. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms. Forward-looking statements are neither historical factors nor assurances about future performance. Instead, they are based only on our current beliefs, expectations and assumptions. Because forward-looking statements relate to the future, such statements involve inherent risks, changes and uncertainties that are difficult to predict and many of which are outside of our control. A number of important factors could cause actual results and outcomes to differ materially and adversely from those expressed or implied by our forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including GaAs, GaN, indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“ICs”), multi-chip modules (MCM), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (RF) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (DCI) applications, at 100G, 200G, 400G, 800G, 1.6T, 3.2T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications (“SATCOM”) and Fiber-to-the-X (FTTx)/passive optical network (PON), among others.

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
We expect our revenue in the Data Center market to be driven by the adoption of higher speed processing technologies and the upgrade of data center architectures to 100G, 200G, 400G, 800G, 1.6T and 3.2T interconnects, which we expect will drive adoption of higher speed optical and photonic components.
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
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the 2025 Annual Report on Form 10-K and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue	$271,612	$218,122
Cost of revenue (1)	119,833	101,013
Gross profit	151,779	117,109
Operating expenses:
Research and development (1)	66,459	60,369
Selling, general and administrative (1)	42,023	39,213
Total operating expenses	108,482	99,582
Income from operations	43,297	17,527
Other income (expense):
Interest income	7,990	7,000
Interest expense	(1,698)	(1,366)
Loss on extinguishment of debt	—	(193,098)
Total other income (expense)	6,292	(187,464)
Income (loss) before income taxes	49,589	(169,937)
Income tax expense (benefit)	822	(2,407)
Net income (loss)	$48,767	$(167,530)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions and purchased software licenses and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
(a) Intangible amortization expense:
Cost of revenue	$1,621	$3,332
Research and development	$2,583	$2,065
Selling, general and administrative	$2,007	$3,260
(b) Share-based compensation expense:
Cost of revenue	$2,244	$2,945
Research and development	$8,774	$11,251
Selling, general and administrative	$11,120	$11,324

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended
	January 2, 2026	January 3, 2025
Revenue	100.0%	100.0%
Cost of revenue	44.1	46.3
Gross profit	55.9	53.7
Operating expenses:
Research and development	24.5	27.7
Selling, general and administrative	15.5	18.0
Total operating expenses	40.0	45.7
Income from operations	15.9	8.0
Other income (expense):
Interest income	2.9	3.2
Interest expense	(0.6)	(0.6)
Loss on extinguishment of debt	—	(88.5)
Total other income (expense)	2.3	(85.9)
Income (loss) before income taxes	18.2	(77.9)
Income tax expense (benefit)	0.2	(1.1)
Net income (loss)	18.0%	(76.8)%
Comparison of the Three Months Ended January 2, 2026 to the Three Months Ended January 3, 2025
Revenue. Our revenue increased by $53.5 million, or 24.5%, to $271.6 million for the three months ended January 2, 2026, from $218.1 million for the three months ended January 3, 2025. The increase in revenue in the three months ended January 2, 2026 is described by end market in the following paragraphs.

Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended
	January 2, 2026	January 3, 2025	% Change
Industrial & Defense	$117,713	$97,400	20.9%
Data Center	85,754	65,284	31.4%
Telecom	68,145	55,438	22.9%
Total	$271,612	$218,122	24.5%

Industrial & Defense	43.3%	44.7%
Data Center	31.6%	29.9%
Telecom	25.1%	25.4%
Total	100.0%	100.0%

In the three months ended January 2, 2026, our I&D market revenue increased by $20.3 million, or 20.9%, compared to the three months ended January 3, 2025. The increase in the three months ended January 2, 2026 was primarily driven by revenue growth from defense programs.
In the three months ended January 2, 2026, our Data Center market revenue increased by $20.5 million, or 31.4%, compared to the three months ended January 3, 2025. The increase in the three months ended January 2, 2026 was primarily driven by higher sales of high-performance analog, coherent and lightwave Data Center products primarily supporting high speed data rates from 100G to 1.6T.
In the three months ended January 2, 2026, our Telecom market revenue increased by $12.7 million, or 22.9%, compared to the three months ended January 3, 2025. The increase in the three months ended January 2, 2026 was primarily driven by higher sales of products for 5G, broadband access and SATCOM applications.
Certain areas of our end markets continue to be negatively impacted by macroeconomic and geopolitical conditions, which we expect may result in weaker near-term demand for our products across all three of our primary markets. In addition, we could be negatively affected by any weakening of global economic conditions, including as a result of the evolving impacts from tariffs, sanctions, obtaining required licenses or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. Gross margin was 55.9% and 53.7% for the three months ended January 2, 2026 and January 3, 2025, respectively. Gross profit increased by $34.7 million, or 29.6%, to $151.8 million, or 55.9% of our revenue, for the three months ended January 2, 2026, compared to $117.1 million, or 53.7% of our revenue, for the three months ended January 3, 2025. Gross profit increased primarily as a result of higher sales, lower intangible asset amortization and share-based compensation expense, partially offset by increases in employee-related costs, due to additional headcount from the RTP Fab, and higher maintenance expense.
Research and development. Research and development expense increased by $6.1 million, or 10.1%, to $66.5 million, or 24.5% of our revenue, for the three months ended January 2, 2026, compared to $60.4 million, or 27.7% of our revenue, for the three months ended January 3, 2025. Research and development expense increased in the three months ended January 2, 2026 primarily due to employee-related costs, including increases in headcount, and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $2.8 million or 7.2%, to $42.0 million or 15.5% of our revenue in the three months ended January 2, 2026, compared to $39.2 million, or 18.0% of our revenue, for the three months ended January 3, 2025. Selling, general, and administrative expense increased in the three months ended January 2, 2026 primarily due to an increase in employee-related costs, partially offset by lower intangible asset amortization.
Interest income. In the three months ended January 2, 2026, interest income was $8.0 million, compared to $7.0 million for the three months ended January 3, 2025. The increase for the three months ended January 2, 2026 is primarily due to an increase in short-term investments.
Loss on extinguishment of debt. In the three months ended January 3, 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 10 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended
	January 2, 2026	January 3, 2025
Income tax expense (benefit)	$822	$(2,407)
Effective income tax rate	1.7%	1.4%
Our estimated annual effective tax rate for the fiscal year ending October 2, 2026 is expected to be approximately 16.2%, which reflects the statutory rate adjusted for expected tax credits, primarily for R&D. This effective tax rate does not reflect the adjustment for any discrete tax matters arising during the year, such as the excess deduction related to share-based compensation. The actual effective income tax rate for the quarter ended January 2, 2026 was reduced by excess tax benefits related to share-based compensation.
The effective income tax rate for the quarter ended January 3, 2025 was impacted by the non-deductibility of the charge for extinguishment of debt as well as excess tax benefits related to share-based compensation.
For additional information refer to Note 15 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended
	January 2, 2026	January 3, 2025
Cash and cash equivalents, beginning of period	$112,142	$146,806
Net cash provided by operating activities	42,925	66,659
Net cash provided by (used in) investing activities	8,766	(10,227)
Net cash (used in) provided by financing activities	(44,195)	30,125
Foreign currency effect on cash	8	(664)
Cash and cash equivalents, end of period	$119,646	$232,699
Cash Flow from Operating Activities
Our cash flow from operating activities for the three months ended January 2, 2026 of $42.9 million consisted of a net income of $48.8 million, which included non-cash charges of $36.9 million, primarily related to share-based compensation expense of $22.1 million and depreciation and intangible asset amortization expense of $15.4 million and a net increase in working capital of $42.7 million. The net increase in working capital of $42.7 million was primarily driven by a decrease in accrued and other liabilities of $19.0 million, a decrease in accounts payable of $5.1 million and by an increase in accounts receivables of $11.4 million.
Our cash flow from operating activities for the three months ended January 3, 2025 of $66.7 million consisted of a net loss of $167.5 million, which included non-cash charges of $225.3 million, primarily related to loss on extinguishment of debt of $193.1 million, share-based compensation expense of $25.5 million and depreciation and intangible asset amortization expense of $16.0 million, and a net decrease to working capital of $8.9 million. The net decrease in working capital of $8.9 million was primarily driven by a decrease in accounts receivables of $14.9 million, partially offset by an increase in inventories of $4.6 million. The decrease in accounts receivable is primarily due to improved revenue linearity during the three months ended January 3, 2025.
Cash Flow from Investing Activities
Our cash flow provided by investing activities for the three months ended January 2, 2026 of $8.8 million consisted primarily of proceeds of $71.4 million for the sale and maturity of short term investments, offset by purchases of $45.7 million of short-term investments, capital expenditures of $12.9 million and purchases of software licenses of $4.3 million.

Our cash flow used in investing activities for the three months ended January 3, 2025 of $10.2 million consisted primarily of cash paid for acquisitions, net of cash acquired of $12.5 million for acquisitions, capital expenditures of $5.3 million and purchases of $61.4 million of short-term investments and purchases of software licenses of $6.1 million, offset by proceeds of $72.4 million for the sale and maturity of short-term investments and other investing activity of $2.7 million. For additional information on the consideration paid for our acquisitions, see Note 3 - Acquisitions to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flow from Financing Activities
During the three months ended January 2, 2026, our cash used in financing activities of $44.2 million was primarily related to $47.9 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $5.2 million of proceeds from stock option exercises and employee stock purchases.
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
Liquidity
As of January 2, 2026, we held $119.6 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $648.8 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of January 2, 2026, cash held by our indefinitely reinvested foreign subsidiaries was $5.7 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
Holders of the 2026 Convertible Notes were able to convert their notes prior to maturity, under certain conditions. In September 2025, holders exercised their right to convert $0.5 million of the notes. The transaction settled during the three months ended January 2, 2026 and we paid $0.5 million principal in cash and issued 2,610 shares of our common stock for the conversion premium. On or after December 15, 2025, holders of our 2026 Convertible Notes may convert their notes at their option at any time in multiples of $1,000 principal amount. As of December 15, 2025, we elected combination settlement, paying the principal in cash and settling the conversion premium in shares, for all future conversions. Conversion notices received on or after December 15, 2025 will be settled upon maturity of the 2026 Convertible Notes. We expect to pay down the principal of the 2026 Convertible Notes at maturity using cash and short-term investments on hand. For additional information on the 2026 Convertible Notes, see Note 10 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of January 2, 2026, we had no off-balance sheet arrangements.
For additional information related to our Liquidity and Capital Resources, see Note 10 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $7.7 million impact on our annual interest income, based on cash and cash equivalents and short-term investments balances as of January 2, 2026. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of January 2, 2026, we had $47.0 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. The fair value of these forward contracts is immaterial as of January 2, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of January 2, 2026.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2025 Annual Report on Form 10-K, except as noted below.
Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
We operate leased semiconductor wafer processing and manufacturing facilities at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan, RTP, North Carolina and Limeil-Brévannes, France sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Hamilton, New Jersey, Morgan Hill, California, Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. In addition, certain of our manufacturing operations require a continuous supply of critical materials, including various precious metals, exotic gases and chemicals, wafer substrate materials such as silicon, gallium arsenide (GaAs), gallium nitride (GaN), silicon carbide (SiC), indium phosphide (InP), and high-purity source materials such as gallium, germanium, arsenic, indium, aluminum, which we obtain from a limited number of qualified suppliers. The availability of these materials could become constrained due to increased global demand and limited global production capacity, geopolitical factors, supply chain disruptions and export control restrictions imposed by domestic or foreign governments. Any shortage, export restriction or license denial, extended lead times, price increases or quality issues with these materials could delay our production, increase our costs and prevent us from fulfilling customer orders. The effectiveness of our supply chain could be adversely affected by such issues and have a material adverse effect on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended January 2, 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 4, 2025-October 31, 2025	72,643	$143.64	—	—
November 1, 2025-November 28, 2025	222,743	167.06	—	—
November 29, 2025-January 2, 2026	11,391	177.73	—	—
Total	306,777	$161.91	—	—
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

ITEM 5. OTHER INFORMATION
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended January 2, 2026. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended January 2, 2026.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold (2)
Robert Dennehy Senior Vice President, Chief Operating Officer	Adoption	November 27, 2025	November 20, 2026	Sale of up to 18,398 shares
(1)    Date of plan termination or such earlier date upon which all transactions are completed or expire without execution.
(2)    Represents the gross number of shares subject to the Rule 10b5-1 plan, excluding the potential effect of shares withheld for taxes. Amounts may include shares to be earned as PRSUs and are presented at their target amounts. The actual number of PRSUs earned following the end of the applicable performance period, if any, will depend on the relative achievement of the applicable performance metrics.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Fifth Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated March 2, 2023 and as further amended by the Certificate of Amendment dated March 11, 2024 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 2, 2024).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 2, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended January 2, 2026, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: February 5, 2026	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: February 5, 2026	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)