Form 10-Q
period 2026-04-03
MACOM Technology Solutions Holdings, Inc.
filed 2026-05-07
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2026, there were 76,295,774 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 3, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$98,521	$112,142
Short-term investments	566,337	673,833
Accounts receivable, net	159,599	148,646
Inventories	252,195	237,844
Prepaid and other current assets	49,398	32,623
Total current assets	1,126,050	1,205,088
Property and equipment, net	234,960	230,291
Goodwill	335,608	336,315
Intangible assets, net	67,380	78,570
Deferred income taxes	201,956	207,999
Other long-term assets	48,623	45,097
Total assets	$2,014,577	$2,103,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$160,946
Accounts payable	62,131	67,588
Accrued liabilities	86,904	95,959
Current portion of finance lease obligations	668	626
Total current liabilities	149,703	325,119
Finance lease obligations, less current portion	30,157	30,504
Financing obligation	36,713	37,014
Long-term debt	340,186	339,630
Other long-term liabilities	40,061	43,998
Total liabilities	596,820	776,265
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Common stock	76	74
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	2,090	5,034
Additional paid-in capital	1,560,883	1,562,377
Accumulated deficit	(144,962)	(240,060)
Total stockholders’ equity	1,417,757	1,327,095
Total liabilities and stockholders’ equity	$2,014,577	$2,103,360
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue	$288,955	$235,887	$560,567	$454,009
Cost of revenue	124,522	105,731	244,355	206,744
Gross profit	164,433	130,156	316,212	247,265
Operating expenses:
Research and development	68,983	57,837	135,442	118,206
Selling, general and administrative	44,619	37,449	86,642	76,662
Total operating expenses	113,602	95,286	222,084	194,868
Income from operations	50,831	34,870	94,128	52,397
Other income (expense):
Interest income	7,759	7,239	15,749	14,239
Interest expense	(1,667)	(1,179)	(3,365)	(2,545)
Loss on extinguishment of debt	—	—	—	(193,098)
Total other income (expense)	6,092	6,060	12,384	(181,404)
Income (loss) before income taxes	56,923	40,930	106,512	(129,007)
Income tax expense	10,592	9,264	11,414	6,857
Net income (loss)	$46,331	$31,666	$95,098	$(135,864)

Net income (loss) per share:
Income (loss) per share - Basic	$0.62	$0.43	$1.27	$(1.85)
Income (loss) per share - Diluted	$0.60	$0.42	$1.23	$(1.85)
Weighted average shares outstanding:
Basic	75,283	74,358	75,053	73,540
Diluted	77,555	75,741	77,137	73,540
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Net income (loss)	$46,331	$31,666	$95,098	$(135,864)
Unrealized (loss) gain on short-term investments, net of tax	(2,345)	1,038	(2,449)	(644)
Foreign currency translation (loss) gain, net of tax	(175)	959	(495)	(984)
Other comprehensive (loss) gain, net of tax	(2,520)	1,997	(2,944)	(1,628)
Total comprehensive income (loss)	$43,811	$33,663	$92,154	$(137,492)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended April 3, 2026
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of January 2, 2026	75,034	$75	(23)	$(330)	$4,610	$1,540,056	$(191,293)	$1,353,118
Vesting of restricted common stock and units	32	—	—	—	—	—	—	—
Common stock withheld for taxes on employee equity awards	(8)	—	—	—	—	(1,804)	—	(1,804)
Share-based compensation	—	—	—	—	—	22,638	—	22,638
Issuance of common stock for settlement of convertible notes	1,259	1	—	—	—	(7)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	(2,520)	—	—	(2,520)
Net income	—	—	—	—	—	—	46,331	46,331
Balance as of April 3, 2026	76,317	$76	(23)	$(330)	$2,090	$1,560,883	$(144,962)	$1,417,757

	Six Months Ended April 3, 2026
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 3, 2025	74,501	$74	(23)	$(330)	$5,034	$1,562,377	$(240,060)	$1,327,095
Vesting of restricted common stock and units	819	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	50	—	—	—	—	5,212	—	5,212
Common stock withheld for taxes on employee equity awards	(315)	—	—	—	—	(51,475)	—	(51,475)
Share-based compensation	—	—	—	—	—	44,776	—	44,776
Issuance of common stock for settlement of convertible notes	1,262	1	—	—	—	(7)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	(2,944)	—	—	(2,944)
Net income	—	—	—	—	—	—	95,098	95,098
Balance as of April 3, 2026	76,317	$76	(23)	$(330)	$2,090	$1,560,883	$(144,962)	$1,417,757
See notes to condensed consolidated financial statements.

	Three Months Ended April 4, 2025
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of January 3, 2025	74,361	$74	(23)	$(330)	$(1,120)	$1,505,645	$(353,380)	$1,150,889
Vesting of restricted common stock and units	54	—	—	—	—	—	—	—
Common stock withheld for taxes on employee equity awards	(9)	—	—	—	—	(987)	—	(987)
Share-based compensation	—	—	—	—	—	18,767	—	18,767
Other comprehensive income, net of tax	—	—	—	—	1,997	—	—	1,997
Net income	—	—	—	—	—	—	31,666	31,666
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332

	Six Months Ended April 4, 2025
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	865	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	52	—	—	—	—	4,537	—	4,537
Common stock withheld for taxes on employee equity awards	(313)	—	—	—	—	(41,260)	—	(41,260)
Share-based compensation	—	—	—	—	—	44,287	—	44,287
Issuance of common stock for convertible note exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive loss, net of tax	—	—	—	—	(1,628)	—	—	(1,628)
Net loss	—	—	—	—	—	—	(135,864)	(135,864)
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 3, 2026	April 4, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,098	$(135,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	31,017	30,800
Share-based compensation	44,776	44,287
Deferred income taxes	6,649	(2,747)
Loss on extinguishment of debt	—	193,098
Amortization on marketable securities, net	(1,251)	(3,406)
Other adjustments, net	(703)	1,055
Change in operating assets and liabilities:
Accounts receivable	(10,954)	(24,724)
Inventories	(14,390)	(14,961)
Prepaid expenses and other assets	(10,891)	(4,300)
Accounts payable	(5,434)	14,838
Accrued and other liabilities	(9,058)	1,647
Income taxes	(3,270)	5,623
Net cash provided by operating activities	121,589	105,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,126)	(13,498)
Purchases of software licenses and licensed technology	(7,420)	(8,779)
Proceeds from sales and maturities of short-term investments	176,086	187,554
Purchases of short-term investments	(70,504)	(320,530)
Acquisition of business, net of cash acquired	—	(12,684)
Other investing	1,480	804
Net cash provided by (used in) investing activities	73,516	(167,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	86,629
Repayment of convertible notes	(161,151)	—
Payments for fee on convertible note exchange and debt issuance costs	—	(23,126)
Payments on finance leases and other financing activities	(1,286)	(498)
Proceeds from employee stock purchases	5,212	4,537
Common stock withheld for taxes on employee equity awards	(51,475)	(41,260)
Net cash (used in) provided by financing activities	(208,700)	26,282
Foreign currency effect on cash	(26)	(375)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,621)	(35,880)
CASH AND CASH EQUIVALENTS — Beginning of period	112,142	146,806
CASH AND CASH EQUIVALENTS — End of period	$98,521	$110,926
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2025 Annual Report on Form 10-K.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. We adopted this ASU for the fiscal year ended October 3, 2025. This ASU was applied on a retrospective basis to all periods presented. See Note 17 - Segment Reporting and Geographic Information for additional information on our interim disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We elected to early adopt ASU 2024-04 in the first fiscal quarter of 2025 and applied the amendment when assessing the accounting treatment for our debt extinguishment (discussed in Note 10 - Debt).

In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. We elected to early adopt ASU 2025-06 in the second fiscal quarter of 2026 and the adoption of this update did not have a material impact on our condensed consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends guidance for measuring credit losses on current accounts receivable and contract assets that arise from transactions accounted for under ASC 606 by providing all entities with the ability to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU should be applied on a prospective basis. The guidance in this update is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue by Market:
Industrial & Defense	$120,652	$98,542	$238,365	$195,942
Data Center	98,188	72,180	183,942	137,464
Telecom	70,115	65,165	138,260	120,603
Total	$288,955	$235,887	$560,567	$454,009

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue by Geographic Region(1):
United States	$114,002	$107,971	$237,838	$205,243
China	99,179	63,850	184,402	126,578
Asia Pacific, excluding China	33,454	26,402	64,006	46,940
Other Countries (2)	42,320	37,664	74,321	75,248
Total	$288,955	$235,887	$560,567	$454,009
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
The following table presents the changes in contract liabilities during the six months ended April 3, 2026 (in thousands, except percentage):

	April 3, 2026	October 3, 2025	$ Change	% Change
Contract liabilities	$4,160	$7,676	$(3,516)	(45.8)%
During the three and six months ended April 3, 2026, we recognized revenue of $1.9 million and $5.2 million, respectively, that were included in the contract liabilities balance as of October 3, 2025. During the three and six months ended April 4, 2025, we recognized revenue of $0.5 million and $1.4 million, respectively, that were included in the contract liabilities balance as of September 27, 2024. The decrease in contract liabilities during the six months ended April 3, 2026 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, partially offset by deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services.

3. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and deferred consideration payable of $1.5 million related to customary agreement provisions not associated with future performance of the acquired business. We paid $0.7 million of the deferred consideration during the six months ended April 3, 2026 and the remainder is expected to be paid during our third fiscal quarter of 2026. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We finalized the ENGIN-IC Acquisition purchase accounting during the fiscal quarter ended January 2, 2026 and adjustments were immaterial. We recorded the final allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.1 million.
Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma unaudited net loss during the three and six months ended April 4, 2025 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements.
4. INVESTMENTS
All investments are short-term in nature and are invested in corporate bonds, commercial paper, U.S. Treasuries and agency bonds, and are classified as available-for-sale. The Company classifies investments with maturity dates greater than twelve months as short-term investments rather than long-term investments based on the nature of the securities and the availability for use in current operations. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position. These investments are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	April 3, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$530,245	$976	$(879)	$530,342
U.S. Treasuries and agency bonds	35,961	64	(30)	35,995
Total short-term investments	$566,206	$1,040	$(909)	$566,337

	October 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$554,433	$3,222	$(76)	$557,579
Commercial paper	49,510	6	—	49,516
U.S. Treasuries and agency bonds	66,594	155	(11)	66,738
Total short-term investments	$670,537	$3,383	$(87)	$673,833

The contractual maturities of available-for-sale investments were as follows (in thousands):

	April 3, 2026	October 3, 2025
Less than one year	$137,700	$211,245
Over one year	428,637	462,588
Total available-for-sale investments	$566,337	$673,833

We have determined that the gross unrealized losses on available for sale securities as of April 3, 2026 and October 3, 2025 are temporary in nature and/or do not relate to credit loss, and therefore, there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 3, 2026.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	April 3, 2026
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$43,112	$43,112	$—	$—
U.S. Treasuries and agency bonds	35,995	22,525	13,470	—
Corporate bonds	530,342	—	530,342	—
Total assets measured at fair value	$609,449	$65,637	$543,812	$—

	October 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$63,811	$63,811	$—	$—
U.S. Treasuries and agency bonds	66,738	45,373	21,365	—
Corporate bonds	557,579	—	557,579	—
Commercial paper	49,516	—	49,516	—
Total assets measured at fair value	$737,644	$109,184	$628,460	$—
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
As of April 3, 2026 and October 3, 2025, we had $53.0 million and $36.0 million, respectively, in notional forward foreign currency contracts. As of April 3, 2026 and October 3, 2025, the fair value of derivative instruments not designated as hedges was immaterial.

6. INVENTORIES
Inventories consist of the following (in thousands):

	April 3, 2026	October 3, 2025
Raw materials	$160,587	$153,196
Work-in-process	40,266	32,973
Finished goods	51,342	51,675
Total inventory, net	$252,195	$237,844

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	April 3, 2026	October 3, 2025
Buildings	$30,308	$30,932
Computer equipment	20,082	19,670
Construction in process	35,765	27,460
Finance lease assets	38,966	38,966
Furniture and fixtures	4,454	4,295
Land	24,737	24,871
Leasehold improvements	40,892	38,359
Machinery and equipment	330,744	318,650
Total property and equipment	525,948	503,203
Less accumulated depreciation and amortization	(290,988)	(272,912)
Property and equipment, net	$234,960	$230,291
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% investment tax credit (“ITC”) for certain qualifying investments in U.S. semiconductor manufacturing equipment. On July 4, 2025, the U.S. Congress passed a federal statute controlling tax and spending policies (the “July 4, 2025 Bill”). As part of the July 4, 2025 Bill, this ITC was increased to 35% for assets placed into service after December 31, 2025. We account for the investment tax credit as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of April 3, 2026 and October 3, 2025, there was an $8.0 million and $5.6 million reduction, respectively, to the gross carrying amounts of the qualifying assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three and six months ended April 3, 2026 was $9.5 million and $18.7 million, respectively. Depreciation and amortization expense related to property and equipment for the three and six months ended April 4, 2025 was $7.4 million and $14.8 million, respectively. Accumulated amortization on finance lease assets as of April 3, 2026 and October 3, 2025 was $11.1 million and $10.3 million, respectively.

8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Cost of revenue	$1,623	$3,342	$3,244	$6,674
Research and development	2,617	2,284	5,200	4,349
Selling, general and administrative	1,911	1,755	3,918	5,015
Total	$6,151	$7,381	$12,362	$16,038

A summary of the activity in gross intangible assets as of April 3, 2026 and October 3, 2025 is as follows (in thousands):

	April 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,943	$(18,086)	$16,857
Customer relationships	74,561	(44,735)	29,826
Software licenses and licensed technology	27,404	(11,104)	16,300
Trade name (1)	5,200	(803)	4,397
Balance as of April 3, 2026 (2)	$142,108	$(74,728)	$67,380

	October 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,994	$(14,859)	$20,135
Customer relationships	74,572	(41,304)	33,268
Software licenses	26,186	(5,544)	20,642
Trade name (1)	5,200	(675)	4,525
Balance as of October 3, 2025 (2)	$140,952	$(62,382)	$78,570
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of April 3, 2026, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2026 Remaining	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$12,304	21,631	9,621	5,959	5,233	9,232	$63,980
A summary of the changes in goodwill as of April 3, 2026 is as follows (in thousands):

Goodwill
Balance as of October 3, 2025	$336,315
Acquired (1)	(6)
Foreign currency translation adjustment	(701)
Balance as of April 3, 2026	$335,608
(1) The acquired balance consists of an immaterial change related to the ENGIN-IC Acquisition. For additional information refer to Note 3 - Acquisitions.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	April 3, 2026	October 3, 2025
Compensation and benefits	$48,879	$48,236
Current portion of operating leases	6,300	6,284
Contract liabilities	4,160	7,676
Software licenses and licensed technology	9,096	9,889
Other	18,469	23,874
Total accrued liabilities	$86,904	$95,959

10. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of April 3, 2026 and October 3, 2025, (in thousands, except percentages):

	April 3, 2026		October 3, 2025
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$—	—	$161,151	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	344,316	0.33%
Total principal amount outstanding	344,316		505,467
Less: Short-term debt	—		160,946
Unamortized discount on deferred financing costs	(4,130)		(4,891)
Total long-term debt	$340,186		$339,630
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
On December 12, 2024, we entered into separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of the 2026 Convertible Notes. Under the terms of the Exchange and Subscription Agreements, the holders exchanged $288.8 million in aggregate principal amount of 2026 Convertible Notes held by them for $257.7 million of our 2029 Convertible Notes (defined below), 1,582,958 newly-issued shares of the Company’s common stock, par value $0.001 per share, issued at a fair value of $205.9 million, and $17.6 million in cash. These exchanges resulted in aggregate pre-tax debt extinguishment charges of $193.1 million. The Company also issued approximately $86.6 million in additional aggregate principal amount of the 2029 Convertible Notes in a private placement to certain investors (the “Subscription” and, together with the Exchange, the “Transactions”). The Transactions closed on December 19, 2024. Following the closing of the Transactions, the aggregate principal balance of the 2026 Convertible Notes was $161.2 million and the terms of the 2021 Indenture were unchanged.
In September 2025, certain holders exercised their right to convert $0.5 million of the notes. The transaction settled during the first fiscal quarter of 2026 and we paid $0.5 million principal in cash and issued 2,610 shares of our common stock for the conversion premium, par value $0.001 per share, issued at a fair value of $0.5 million. On March 16, 2026, pursuant to the terms of the 2021 Indenture, we settled the remaining 2026 Convertible Notes and paid the total outstanding principal balance of $160.7 million in cash and issued 1,259,111 shares of our common stock for the conversion premium, par value $0.001 per share, issued at a fair value of $283.2 million. There was no gain or loss recognized for these transactions in our condensed consolidated statement of operations and there was an immaterial amount recognized in additional paid-in capital in our condensed consolidated balance sheets for these transactions.
For the three and six months ended April 3, 2026, total interest expense for the 2026 Convertible Notes was $0.2 million and $0.4 million, respectively, of which $0.1 million and $0.2 million, respectively, was for coupon interest. For the three and six months ended April 4, 2025, total interest expense for the 2026 Convertible Notes was $0.5 million and $1.1 million, respectively, of which $0.1 million and $0.4 million, respectively, was for coupon interest.
The fair value of our 2026 Convertible Notes was $251.6 million as of October 3, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
The initial conversion rate for the 2029 Convertible Notes is 5.7463 shares of common stock (subject to adjustment as provided for in the 2024 Indenture) per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $174.03 per share of common stock.
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
For the three and six months ended April 3, 2026, total interest expense for the 2029 Convertible Notes was $0.3 million and $0.6 million, respectively, which represents amortization of issuance costs. For the three and six months ended April 4, 2025, total interest expense for the 2029 Convertible Notes was $0.3 million and $0.3 million, respectively, which represents amortization of issuance costs.
The fair value of our 2029 Convertible Notes was $514.7 million and $353.3 million as of April 3, 2026 and October 3, 2025, respectively. The fair value was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
The full principal amount of the 2029 Convertible Notes of $344.3 million is due on December 15, 2029.

11. FINANCING OBLIGATIONS
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of April 3, 2026 and October 3, 2025, the net book value of the systems in Property and equipment, net was $7.2 million and $7.5 million, respectively, and the corresponding liability was $8.8 million and $9.0 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
Sale-Leaseback
Our lease for the wafer fabrication facility in Research Triangle Park (“RTP”), North Carolina (the “RTP Fab”) is considered a failed sale-leaseback for accounting purposes. Accordingly, we recognize this transaction as a financing arrangement. As of April 3, 2026 and October 3, 2025, the net book value of the land and building in Property and equipment, net was $28.3 million and $28.6 million, respectively, and the corresponding liability was $28.4 million and $28.5 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
12. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Numerator:
Net income (loss) attributable to common stockholders	$46,331	$31,666	$95,098	$(135,864)
Denominator:
Weighted average common shares outstanding-basic	75,283	74,358	75,053	73,540
Dilutive effect of stock options, restricted stock and restricted stock units	849	766	895	—
Dilutive effect of convertible notes	1,423	617	1,189	—
Weighted average common shares outstanding-diluted	77,555	75,741	77,137	73,540

Net income (loss) to common stockholders per share-basic:	$0.62	$0.43	$1.27	$(1.85)
Net income (loss) to common stockholders per share-diluted:	$0.60	$0.42	$1.23	$(1.85)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units	13	113	62	1,049
Convertible notes	—	—	—	1,176

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and six months ended April 3, 2026.

14. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of April 3, 2026.
Stock Plans
As of April 3, 2026, we had approximately 2.5 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”) and approximately 1.0 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Certain of the share-based awards granted and outstanding as of April 3, 2026 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of April 3, 2026 and October 3, 2025, the fair value of outstanding ISUs was $7.7 million and $5.1 million, respectively, and the associated accrued compensation liability was $4.1 million and $3.7 million, respectively. During the three and six months ended April 3, 2026, we recorded an expense for ISU awards of $1.7 million and $3.2 million, respectively. During the three and six months ended April 4, 2025, we recorded a benefit for ISU awards of $0.3 million and an expense of $1.2 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Cost of revenue	$2,352	$1,703	$4,596	$4,648
Research and development	9,184	6,876	17,957	18,126
Selling, general and administrative	11,102	10,188	22,223	21,513
Total share-based compensation expense	$22,638	$18,767	$44,776	$44,287
As of April 3, 2026, the total unrecognized compensation costs related to RSUs and PRSUs was $137.0 million, which we expect to recognize over a weighted-average period of 2.0 years. As of April 3, 2026, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $0.5 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the six months ended April 3, 2026 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 3, 2025	1,419	$97.19
Granted	522	$164.93
Performance-based adjustment (1)	201	$85.93
Vested and released	(819)	$83.16
Forfeited, canceled or expired	(40)	$100.00
Balance as of April 3, 2026	1,283	$131.85

(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the six months ended April 3, 2026 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.
Stock awards that vested during the six months ended April 3, 2026 and April 4, 2025 had combined fair values of $134.1 million and $112.9 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three years.
Market-based PRSUs
We granted 107,977 market-based PRSUs during the six months ended April 3, 2026, at a weighted average grant date fair value of $215.59 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the market-based PRSU awards are as follows:

Six Months Ended
April 3, 2026
Weighted-average grant date stock price	$151.20
Weighted-average stock price at the start of the performance period	$128.76
Weighted-average risk free interest rate	3.5%
Weighted-average years to maturity	2.9
Weighted-average expected volatility rate	41.7%
Weighted-average expected dividend yield	—
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Income tax expense	$10,592	$9,264	$11,414	$6,857
Effective income tax rate	18.6%	22.6%	10.7%	(5.3)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the six months ended April 3, 2026 was primarily driven by favorable discrete items related to share-based compensation and our research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the six months ended April 4, 2025 was primarily driven by the non-deductibility of our loss on extinguishment of debt, favorable discrete items related to stock-based compensation and our R&D tax credits.
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
There were no unrecognized tax benefits as of April 3, 2026 and October 3, 2025. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended April 3, 2026 and April 4, 2025, we did not make any accrual or payment of interest or penalties.
16. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Six Months Ended
	April 3, 2026	April 4, 2025
Cash paid for interest	$2,619	$1,638
Cash paid for income taxes	$8,076	$3,849
Non-cash activities:
Issuance of common stock for convertible note exchange	$—	$205,915
Issuance of common stock for settlement of convertible notes	$283,650	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$6,270	$7,909
Finance lease assets obtained in exchange for new lease liabilities	$—	$129
Additions to property and equipment, net included in liabilities	$2,205	$3,354
Purchase of software licenses and licensed technology included in liabilities	$812	$5,578

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
The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue	$288,955	$235,887	$560,567	$454,009
Less:
Cost of revenue (1)	119,914	100,267	235,054	193,056
Research and development (1)	59,069	50,395	114,821	97,933
Selling, general and administrative (1)	29,520	25,421	56,267	47,794
Share-based compensation including cash incentive stock units (2)	24,621	19,096	51,250	48,483
Amortization expense (3)	3,336	4,960	6,806	11,469
Acquisition- and integration-related costs	1,664	878	2,241	2,877
Income from operations	50,831	34,870	94,128	52,397
Interest income, net of interest expense	6,092	6,060	12,384	11,694
Loss on extinguishment of debt	—	—	—	(193,098)
Income tax expense	10,592	9,264	11,414	6,857
Net income (loss)	$46,331	$31,666	$95,098	$(135,864)
(1) Excludes share-based compensation including cash incentive stock units, amortization expense and acquisition- and integration-related costs.
(2) Includes share-based compensation expense for awards that are equity and liability classified on our balance sheet and the related employer tax expense at vesting.
(3) Relates to acquired intangible assets and excludes amortization for purchased software licenses and licensed technology.
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
Geographic and Significant Customer Information
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	April 3, 2026	October 3, 2025
United States	$173,003	$172,583
France	46,263	40,686
Other Countries (1)	15,694	17,022
Total	$234,960	$230,291
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Six Months Ended
Revenue	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Customer A	18%	13%	17%	13%
Customer C	12%	11%	12%	11%

Accounts Receivable	April 3, 2026	October 3, 2025
Customer A	19%	11%
Customer B	—	11%
Customer C	12%	11%
Customer Concentration
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For each of the three and six months ended April 3, 2026, our top ten customers represented 57% of total revenue. For each of the three and six months ended April 4, 2025, our top ten customers represented 59% of total revenue.

18. RELATED-PARTY TRANSACTIONS
During the six months ended April 3, 2026, we sold $0.8 million of commercial product to Empower RF Systems, Inc., a MACOM customer, and an affiliate of one of our directors.
19. SUBSEQUENT EVENTS
On April 27, 2026, MACOM Technology Solutions Inc. (“MACOM US”) entered into a share subscription agreement with IQE plc (“Investee”) pursuant to which MACOM US will purchase newly-issued ordinary shares of Investee for £30 million (representing less than 12% of Investee’s issued and outstanding ordinary shares). In addition, MACOM US will purchase £15 million aggregate principal amount of convertible loan notes to be issued by Investee. In connection with MACOM US’s investment in Investee, MACOM US will be entitled to representation on Investee’s board of directors and will enter into certain strategic long-term supply agreements with Investee. The investment will be funded by cash-on-hand, and the proposed transaction is expected to close in our fiscal third quarter of 2026, subject to regulatory approvals and the satisfaction of certain customary closing conditions.

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
Business combinations

We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach. In measuring fair values, we utilize a number of valuation techniques. When determining the fair value of property and equipment acquired, generally we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, typically determined using a discounted cash flow valuation method, we use assumptions such as the timing and amount of future cash flows, discount rates, weighted average cost of capital and estimated useful lives. These assessments can be significantly affected by our judgments.
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

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue	$288,955	$235,887	$560,567	$454,009
Cost of revenue (1)	124,522	105,731	244,355	206,744
Gross profit	164,433	130,156	316,212	247,265
Operating expenses:
Research and development (1)	68,983	57,837	135,442	118,206
Selling, general and administrative (1)	44,619	37,449	86,642	76,662
Total operating expenses	113,602	95,286	222,084	194,868
Income from operations	50,831	34,870	94,128	52,397
Other income (expense):
Interest income	7,759	7,239	15,749	14,239
Interest expense	(1,667)	(1,179)	(3,365)	(2,545)
Loss on extinguishment of debt	—	—	—	(193,098)
Total other income (expense)	6,092	6,060	12,384	(181,404)
Income (loss) before income taxes	56,923	40,930	106,512	(129,007)
Income tax expense	10,592	9,264	11,414	6,857
Net income (loss)	$46,331	$31,666	$95,098	$(135,864)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions, purchased software licenses and licensed technology and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
(a) Intangible amortization expense:
Cost of revenue	$1,623	$3,342	$3,244	$6,674
Research and development	2,617	2,284	$5,200	$4,349
Selling, general and administrative	1,911	1,755	$3,918	$5,015
(b) Share-based compensation expense:
Cost of revenue	$2,352	$1,703	$4,596	$4,648
Research and development	9,184	6,876	$17,957	$18,126
Selling, general and administrative	11,102	10,188	$22,223	$21,513

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.1	44.8	43.6	45.5
Gross profit	56.9	55.2	56.4	54.5
Operating expenses:
Research and development	23.9	24.5	24.2	26.0
Selling, general and administrative	15.4	15.9	15.5	16.9
Total operating expenses	39.3	40.4	39.7	42.9
Income from operations	17.6	14.8	16.7	11.6
Other income (expense):
Interest income	2.7	3.1	2.8	3.1
Interest expense	(0.6)	(0.5)	(0.6)	(0.6)
Loss on extinguishment of debt	—	—	—	(42.5)
Total other income (expense)	2.1	2.6	2.2	(40.0)
Income (loss) before income taxes	19.7	17.4	18.9	(28.4)
Income tax expense	3.7	3.9	2.0	1.5
Net income (loss)	16.0%	13.5%	16.9%	(29.9)%
Comparison of the Three and Six Months Ended April 3, 2026 to the Three and Six Months Ended April 4, 2025
Revenue. Our revenue increased by $53.1 million, or 22.5%, to $289.0 million for the three months ended April 3, 2026, from $235.9 million for the three months ended April 4, 2025, and our revenue increased by $106.6 million, or 23.5%, to $560.6 million for the six months ended April 3, 2026, from $454.0 million for the six months ended April 4, 2025. The increase in revenue in the three and six months ended April 3, 2026 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	April 3, 2026	April 4, 2025	% Change	April 3, 2026	April 4, 2025	% Change
Industrial & Defense	$120,652	$98,542	22.4%	$238,365	$195,942	21.7%
Data Center	98,188	72,180	36.0%	183,942	137,464	33.8%
Telecom	70,115	65,165	7.6%	138,260	120,603	14.6%
Total	$288,955	$235,887	22.5%	$560,567	$454,009	23.5%

Industrial & Defense	41.8%	41.8%		42.5%	43.1%
Data Center	34.0%	30.6%		32.8%	30.3%
Telecom	24.2%	27.6%		24.7%	26.6%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended April 3, 2026, our I&D market revenue increased by $22.1 million, or 22.4%, compared to the three months ended April 4, 2025. In the six months ended April 3, 2026, our I&D market revenue increased by $42.4 million, or 21.7%, compared to the six months ended April 4, 2025. The increase in the three and six months ended April 3, 2026 was primarily driven by revenue growth from defense programs.
In the three months ended April 3, 2026, our Data Center market revenue increased by $26.0 million, or 36.0%, compared to the three months ended April 4, 2025. In the six months ended April 3, 2026, our Data Center market revenue increased by $46.5 million, or 33.8%, compared to the six months ended April 4, 2025. The increase in the three and six months ended

April 3, 2026 was primarily driven by higher sales of high-performance analog, coherent and optical Data Center products primarily supporting high speed data rates from 100G up to 1.6T.
In the three months ended April 3, 2026, our Telecom market revenue increased by $5.0 million, or 7.6%, compared to the three months ended April 4, 2025. In the six months ended April 3, 2026, our Telecom market revenue increased by $17.7 million, or 14.6%, compared to the six months ended April 4, 2025. The increase in the three and six months ended April 3, 2026 was primarily driven by higher sales of products for PON, metro long haul, broadband access and SATCOM applications.
Certain areas of our end markets could be negatively affected by any weakening of global economic conditions, including as a result of geopolitical conflicts and related trade restrictions, the evolving impacts from tariffs, sanctions, obtaining required licenses or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. Gross margin was 56.9% and 55.2% for the three months ended April 3, 2026 and April 4, 2025, respectively, and 56.4% and 54.5% for the six months ended April 3, 2026 and April 4, 2025, respectively. Gross profit increased by $34.3 million, or 26.3%, to $164.4 million, or 56.9% of our revenue, for the three months ended April 3, 2026, compared to $130.2 million, or 55.2% of our revenue, for the three months ended April 4, 2025. Gross profit increased by $68.9 million, or 27.9%, to $316.2 million, or 56.4% of our revenue, for the six months ended April 3, 2026, compared to $247.3 million, or 54.5% of our revenue, for the six months ended April 4, 2025. Gross profit increased for the three and six months ended April 3, 2026 as compared to the three and six months ended April 4, 2025 primarily as a result of higher sales, partially offset by increases in employee-related costs, primarily due to additional headcount from the RTP Fab, higher maintenance expense and increases in production supplies.
Research and development. Research and development expense increased by $11.1 million, or 19.3%, to $69.0 million, or 23.9% of our revenue, for the three months ended April 3, 2026, compared to $57.8 million, or 24.5% of our revenue, for the three months ended April 4, 2025. Research and development expense increased $17.2 million, or 14.6%, to $135.4 million, or 24.2% of our revenue, for the six months ended April 3, 2026, compared to $118.2 million, or 26.0% of our revenue, for the six months ended April 4, 2025. Research and development expense increased in the three months ended April 3, 2026 primarily due to increases in employee-related costs, including increases in headcount, higher R&D-related material costs and share-based compensation expense. Research and development expense increased in the six months ended April 3, 2026 primarily due to employee-related costs, including increases in headcount, higher R&D-related material costs and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $7.2 million, or 19.1%, to $44.6 million, or 15.4% of our revenue, in the three months ended April 3, 2026, compared to $37.4 million, or 15.9% of our revenue, for the three months ended April 4, 2025. Selling, general and administrative expense increased by $10.0 million, or 13.0%, to $86.6 million, or 15.5% of our revenue, in the six months ended April 3, 2026, compared to $76.7 million, or 16.9% of our revenue, for the six months ended April 4, 2025. Selling, general and administrative expense increased in the three months ended April 3, 2026 primarily due to increases in employee-related costs, share-based compensation expense and professional service fees. Selling, general and administrative expense increased in the six months ended April 3, 2026 primarily due to increases in employee-related costs, software costs and variable selling costs.
Interest income. In the three months ended April 3, 2026, interest income was $7.8 million, compared to $7.2 million for the three months ended April 4, 2025. In the six months ended April 3, 2026, interest income was $15.7 million, compared to $14.2 million for the six months ended April 4, 2025. The increase for the three and six months ended April 3, 2026 is primarily due to the interest income earned from the higher cash and cash equivalents and short-term investments balance prior to the settlement of the 2026 Convertible Notes.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 3, 2026	April 4, 2025	April 3, 2026	April 4, 2025
Income tax expense (benefit)	$10,592	$9,264	$11,414	$6,857
Effective income tax rate	18.6%	22.6%	10.7%	(5.3)%
Our estimated annual effective tax rate for the fiscal year ending October 2, 2026 is expected to be approximately 17.3%, which reflects the statutory rate adjusted for expected tax credits, primarily for R&D. This effective tax rate does not reflect the adjustment for any discrete tax matters arising during the year, such as the excess deduction related to share-based compensation. The actual effective income tax rate for the fiscal quarter ended April 3, 2026 was reduced by excess tax benefits related to share-based compensation.
The effective income tax rate for the fiscal quarter ended April 4, 2025 was impacted by the non-deductibility of the charge for extinguishment of debt as well as excess tax benefits related to share-based compensation.

For additional information refer to Note 15 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended
	April 3, 2026	April 4, 2025
Cash and cash equivalents, beginning of period	$112,142	$146,806
Net cash provided by operating activities	121,589	105,346
Net cash provided by (used in) investing activities	73,516	(167,133)
Net cash (used in) provided by financing activities	(208,700)	26,282
Foreign currency effect on cash	(26)	(375)
Cash and cash equivalents, end of period	$98,521	$110,926
Cash Flow from Operating Activities
Our cash flow from operating activities for the six months ended April 3, 2026 of $121.6 million consisted of net income of $95.1 million, which included non-cash charges of $80.5 million, primarily related to share-based compensation expense of $44.8 million and depreciation and intangible asset amortization expense of $31.0 million and a net increase in working capital of $54.0 million. The net increase in working capital of $54.0 million was primarily driven by an increase in inventories of $14.4 million, an increase in accounts receivables of $11.0 million, an increase in prepaid expenses and other assets of $10.9 million and a decrease in accrued and other liabilities of $9.1 million.
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
Cash Flow from Investing Activities
Our cash flow provided by investing activities for the six months ended April 3, 2026 of $73.5 million consisted primarily of proceeds of $176.1 million for the sale and maturity of short-term investments, offset by purchases of $70.5 million of short-term investments, capital expenditures of $26.1 million and purchases of software licenses and licensed technology of $7.4 million.
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
Cash Flow from Financing Activities
During the six months ended April 3, 2026, our cash used in financing activities of $208.7 million was primarily related to repayment of the 2026 Convertible Notes of $161.2 million and $51.5 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $5.2 million of proceeds from employee stock purchases.
During the six months ended April 4, 2025, our cash provided by financing activities of $26.3 million was primarily related to $86.6 million of proceeds from 2029 Convertible Notes and $4.5 million of proceeds from employee stock purchases, partially offset by $41.3 million of common stock withheld associated with employee taxes on vested equity awards and $23.1 million of fees for the convertible note exchange and payments for debt issuance costs.

Liquidity
As of April 3, 2026, we held $98.5 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $566.3 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of April 3, 2026, cash held by our indefinitely reinvested foreign subsidiaries was $8.8 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
On January 14, 2025, we announced the execution of a preliminary, non-binding agreement with the CHIPS Program Office (“CPO”), which could provide for proposed direct funding from the U.S. Department of Commerce under the CHIPS Act of up to $70 million. The potential direct funding arrangement and the associated definitive agreement remain under discussion with the CPO.
We plan to use our remaining available cash and cash equivalents and short-term investments for general corporate purposes, including working capital, payment on the 2029 Convertible Notes, or for the acquisition of or investment in complementary technologies, design teams, products and businesses. We believe that our cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital requirements for at least the next twelve months. We may need to raise additional capital from time to time through the issuance and sale of equity or debt securities, and there is no assurance that we will be able to do so on favorable terms or at all.
As of April 3, 2026, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $6.6 million impact on our annual interest income, based on cash and cash equivalents and short-term investments balances as of April 3, 2026. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of April 3, 2026, we had $53.0 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. The fair value of these forward contracts is immaterial as of April 3, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of April 3, 2026.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2025 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2026, as filed with the SEC on February 5, 2026 and as noted below.
We have made, and expect to make, acquisitions and investments, which involve numerous risks.
We routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and businesses. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all and may face intense competition for such opportunities. For example, on April 27, 2026, MACOM US entered into a share subscription agreement with Investee pursuant to which MACOM US will purchase newly-issued ordinary shares of Investee for £30.0 million and £15.0 million aggregate principal amount of convertible loan notes to be issued by Investee. In this transaction and any other potential transactions we may pursue in the future, we will face numerous risks, including, among others, diverting management’s attention from normal daily operations of our business; inability to exercise control or influence over the operations, strategy or financial decisions of a company in which we have made an investment; dependence on the existing management, board and operations of investee companies to successfully execute their business plans; exposure to risks and liabilities arising from the operations of investee companies over which we may have limited or no control; decline in the value of our investments due to factors including the investee company's financial performance, market conditions, competitive pressures or adverse developments in the investee company's industry; failing to realize the anticipated strategic benefits and synergies of an acquisition or investment; difficulties in integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; potential loss of key personnel of the acquired company as well as their know-how, relationships and expertise; challenges successfully integrating acquired personnel, operations and businesses; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed transactions to offset expenses associated with our efforts; acquiring material or unknown liabilities associated with any acquired operations; litigation associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
Our past acquisitions and other transactions required significant management time and attention relating to the transactions. Past transactions, whether completed or not by us, have resulted, and in the future may result, in significant time and attention, costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may negatively affect our consolidated results of operations. The accounting treatment may also result in significant goodwill or intangible assets, which, if impaired, will negatively affect our consolidated results of operations. Furthermore, we may incur debt or issue equity securities to pay for transactions. The incurrence of debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In the event we make future investments, the investments may decline in value, we may lose all or part of our investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended April 3, 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 3, 2026-January 30, 2026	556	$218.93	—	—
January 31, 2026-February 27, 2026	933	243.58	—	—
February 28, 2026-April 3,2026	6,097	238.58	—	—
Total	7,586	$237.75	—	—
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

ITEM 5. OTHER INFORMATION
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended April 3, 2026. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended April 3, 2026.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold (2)
John Kober Senior Vice President and Chief Financial Officer	Adoption	February 25, 2026	November 15, 2027	Sale of up to 26,560 shares
Stephen Daly President and Chief Executive Officer and Chair of the Board	Adoption	February 27, 2026	December 31, 2027	Sale of up to 65,989 shares
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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 3, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended April 3, 2026, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: May 7, 2026	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)