Form 10-Q
period 2026-07-03
MACOM Technology Solutions Holdings, Inc.
filed 2026-08-06
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, there were 76,370,931 shares of the registrant’s common stock outstanding.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 3, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$89,604	$112,142
Short-term investments	573,426	673,833
Accounts receivable, net	179,147	148,646
Inventories	281,518	237,844
Prepaid and other current assets	48,578	32,623
Total current assets	1,172,273	1,205,088
Property and equipment, net	246,308	230,291
Goodwill	335,416	336,315
Intangible assets, net	61,547	78,570
Deferred income taxes	181,993	207,999
Long-term investments	102,132	—
Other long-term assets	47,100	45,097
Total assets	$2,146,769	$2,103,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$340,465	$160,946
Accounts payable	72,823	67,588
Accrued liabilities	87,531	95,959
Current portion of finance lease obligations	687	626
Total current liabilities	501,506	325,119
Finance lease obligations, less current portion	29,980	30,504
Financing obligation	36,558	37,014
Long-term debt	—	339,630
Other long-term liabilities	37,950	43,998
Total liabilities	605,994	776,265
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Common stock	76	74
Treasury stock, at cost	(330)	(330)
Accumulated other comprehensive income	1,066	5,034
Additional paid-in capital	1,584,217	1,562,377
Accumulated deficit	(44,254)	(240,060)
Total stockholders’ equity	1,540,775	1,327,095
Total liabilities and stockholders’ equity	$2,146,769	$2,103,360
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue	$342,237	$252,079	$902,804	$706,088
Cost of revenue	142,685	112,643	387,040	319,387
Gross profit	199,552	139,436	515,764	386,701
Operating expenses:
Research and development	74,305	63,380	209,747	181,586
Selling, general and administrative	48,132	38,396	134,774	115,058
Total operating expenses	122,437	101,776	344,521	296,644
Income from operations	77,115	37,660	171,243	90,057
Other income (expense):
Interest income	6,676	7,598	22,425	21,837
Interest expense	(1,484)	(1,178)	(4,849)	(3,723)
Gain on investment fair value	41,543	—	41,543	—
Loss on extinguishment of debt	—	—	—	(193,098)
Total other income (expense)	46,735	6,420	59,119	(174,984)
Income (loss) before income taxes	123,850	44,080	230,362	(84,927)
Income tax expense	23,142	7,546	34,556	14,403
Net income (loss)	$100,708	$36,534	$195,806	$(99,330)

Net income (loss) per share:
Income (loss) per share - Basic	$1.32	$0.49	$2.59	$(1.35)
Income (loss) per share - Diluted	$1.28	$0.48	$2.52	$(1.35)
Weighted average shares outstanding:
Basic	76,331	74,427	75,479	73,828
Diluted	78,409	75,864	77,561	73,828
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss)	$100,708	$36,534	$195,806	$(99,330)
Unrealized loss on short-term investments, net of tax	(978)	(325)	(3,427)	(969)
Foreign currency translation (loss) gain, net of tax	(46)	3,256	(541)	2,272
Other comprehensive (loss) gain, net of tax	(1,024)	2,931	(3,968)	1,303
Total comprehensive income (loss)	$99,684	$39,465	$191,838	$(98,027)
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended July 3, 2026
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 3, 2026	76,317	$76	(23)	$(330)	$2,090	$1,560,883	$(144,962)	$1,417,757
Vesting of restricted common stock and units	37	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	46	—	—	—	—	6,337	—	6,337
Common stock withheld for taxes on employee equity awards	(11)	—	—	—	—	(4,100)	—	(4,100)
Share-based compensation	—	—	—	—	—	21,097	—	21,097
Other comprehensive loss, net of tax	—	—	—	—	(1,024)	—	—	(1,024)
Net income	—	—	—	—	—	—	100,708	100,708
Balance as of July 3, 2026	76,389	$76	(23)	$(330)	$1,066	$1,584,217	$(44,254)	$1,540,775

	Nine Months Ended July 3, 2026
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of October 3, 2025	74,501	$74	(23)	$(330)	$5,034	$1,562,377	$(240,060)	$1,327,095
Vesting of restricted common stock and units	856	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	96	—	—	—	—	11,549	—	11,549
Common stock withheld for taxes on employee equity awards	(326)	—	—	—	—	(55,575)	—	(55,575)
Share-based compensation	—	—	—	—	—	65,873	—	65,873
Issuance of common stock for settlement of convertible notes	1,262	1	—	—	—	(7)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	(3,968)	—	—	(3,968)
Net income	—	—	—	—	—	—	195,806	195,806
Balance as of July 3, 2026	76,389	$76	(23)	$(330)	$1,066	$1,584,217	$(44,254)	$1,540,775
See notes to condensed consolidated financial statements.

	Three Months Ended July 4, 2025
					Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of April 4, 2025	74,406	$74	(23)	$(330)	$877	$1,523,425	$(321,714)	$1,202,332
Vesting of restricted common stock and units	40	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	55	—	—	—	—	5,672	—	5,672
Common stock withheld for taxes on employee equity awards	(13)	—	—	—	—	(1,424)	—	(1,424)
Share-based compensation	—	—	—	—	—	17,306	—	17,306
Other comprehensive income, net of tax	—	—	—	—	2,931	—	—	2,931
Net income	—	—	—	—	—	—	36,534	36,534
Balance as of July 4, 2025	74,488	$74	(23)	$(330)	$3,808	$1,544,979	$(285,180)	$1,263,351

	Nine Months Ended July 4, 2025
					Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Vesting of restricted common stock and units	905	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	107	—	—	—	—	10,209	—	10,209
Common stock withheld for taxes on employee equity awards	(326)	—	—	—	—	(42,684)	—	(42,684)
Share-based compensation	—	—	—	—	—	61,593	—	61,593
Issuance of common stock for convertible note exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive income, net of tax	—	—	—	—	1,303	—	—	1,303
Net loss	—	—	—	—	—	—	(99,330)	(99,330)
Balance as of July 4, 2025	74,488	$74	(23)	$(330)	$3,808	$1,544,979	$(285,180)	$1,263,351
See notes to condensed consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 3, 2026	July 4, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,806	$(99,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	46,669	45,646
Share-based compensation	65,873	61,593
Deferred income taxes	26,915	53
Gain on investment fair value	(41,543)	—
Loss on extinguishment of debt	—	193,098
Amortization on marketable securities, net	(1,415)	(4,528)
Other adjustments, net	(1,204)	3,460
Change in operating assets and liabilities:
Accounts receivable	(30,502)	(22,829)
Inventories	(43,816)	(20,638)
Prepaid expenses and other assets	(6,661)	(6,792)
Accounts payable	4,050	16,502
Accrued and other liabilities	(10,140)	(4,781)
Income taxes	(2,482)	4,278
Net cash provided by operating activities	201,550	165,732
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,889)	(22,332)
Purchases of software licenses and licensed technology	(8,857)	(9,822)
Proceeds from sales and maturities of short-term investments	208,186	279,599
Purchases of short-term investments	(110,795)	(450,932)
Purchases of long-term investments	(60,588)	—
Other investing	2,501	(1,210)
Purchase of property under financing arrangement	—	(28,750)
Acquisition of business, net of cash acquired	—	(12,684)
Net cash used in investing activities	(16,442)	(246,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(161,151)	—
Payments on finance leases and other financing activities	(2,318)	(942)
Proceeds from employee stock purchases	11,549	10,209
Common stock withheld for taxes on employee equity awards	(55,575)	(42,684)
Proceeds from convertible notes	—	86,629
Proceeds from financing arrangement	—	28,750
Payments for fee on convertible note exchange and debt issuance costs	—	(23,166)
Net cash (used in) provided by financing activities	(207,495)	58,796
Foreign currency effect on cash	(151)	263
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,538)	(21,340)
CASH AND CASH EQUIVALENTS — Beginning of period	112,142	146,806
CASH AND CASH EQUIVALENTS — End of period	$89,604	$125,466
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
Recent Accounting Pronouncements—Our Recent Accounting Pronouncements are described in our 2025 Annual Report on Form 10-K.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. We adopted this ASU for the fiscal year ended October 3, 2025. This ASU was applied on a retrospective basis to all periods presented. See Note 17 - Segment Reporting, Geographic and Significant Customer Information for additional information on our interim disclosures.
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
Pronouncements for Adoption in Subsequent Periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for annual reporting periods beginning after December 15, 2024. We will adopt this ASU in our Annual Report on Form 10-K for fiscal year 2026 and are finalizing the impact on our consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends guidance for measuring credit losses on current accounts receivable and contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, by providing all entities with the ability to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU should be applied on a prospective basis. The guidance in this update is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the future effect the adoption of this ASU will have on our consolidated financial statements and related disclosures.
2. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue by Market:
Industrial & Defense	$133,390	$108,206	$371,755	$304,148
Data Center	137,584	75,822	321,526	213,286
Telecom	71,263	68,051	209,523	188,654
Total	$342,237	$252,079	$902,804	$706,088

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue by Geographic Region(1):
United States	$121,151	$105,300	$358,989	$310,543
China	133,791	70,967	318,193	197,545
Asia Pacific, excluding China	40,235	29,535	104,241	76,475
Other Countries (2)	47,060	46,277	121,381	121,525
Total	$342,237	$252,079	$902,804	$706,088
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
The following table presents the changes in contract liabilities during the nine months ended July 3, 2026 (in thousands, except percentage):

	July 3, 2026	October 3, 2025	$ Change	% Change
Contract liabilities	$3,941	$7,676	$(3,735)	(48.7)%
During the three and nine months ended July 3, 2026, we recognized revenue of $0.7 million and $5.8 million, respectively, that were included in the contract liabilities balance as of October 3, 2025. During the three and nine months ended July 4, 2025, we recognized revenue of $0.3 million and $1.7 million, respectively, that were included in the contract liabilities balance as of September 27, 2024. The decrease in contract liabilities during the nine months ended July 3, 2026 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, partially offset by deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services.

3. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and deferred consideration payable of $1.5 million related to customary agreement provisions not associated with future performance of the acquired business, which was paid during the nine months ended July 3, 2026. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We finalized the ENGIN-IC Acquisition purchase accounting during the fiscal quarter ended January 2, 2026 and adjustments were immaterial. We recorded the final allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.1 million.
Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma unaudited net loss during the three and nine months ended July 4, 2025 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our condensed consolidated financial statements.
4. INVESTMENTS
Short-Term Investments
All investments that are classified as available-for-sale are short-term in nature and are invested in corporate bonds, commercial paper, U.S. Treasuries and agency bonds. The Company classifies available-for-sale investments with maturity dates greater than twelve months as short-term investments rather than long-term investments based on the nature of the securities and the availability for use in current operations. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position. These investments are owned directly by the Company and are segregated in brokerage custody accounts. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investment type are summarized in the tables below (in thousands):

	July 3, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$532,115	$375	$(1,403)	$531,087
U.S. Treasuries and agency bonds	42,445	21	(127)	42,339
Total short-term investments	$574,560	$396	$(1,530)	$573,426

	October 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$554,433	$3,222	$(76)	$557,579
Commercial paper	49,510	6	—	49,516
U.S. Treasuries and agency bonds	66,594	155	(11)	66,738
Total short-term investments	$670,537	$3,383	$(87)	$673,833

The contractual maturities of available-for-sale investments were as follows (in thousands):

	July 3, 2026	October 3, 2025
Less than one year	$152,551	$211,245
Over one year	420,875	462,588
Total available-for-sale investments	$573,426	$673,833

We have determined that the gross unrealized losses on available-for-sale securities as of July 3, 2026 and October 3, 2025 are temporary in nature and/or do not relate to credit loss, and therefore, there is no expense for credit losses recorded in our condensed consolidated statements of operations. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity within accumulated other comprehensive income.
Long-Term Investments
On May 28, 2026, we completed an investment in IQE plc (“Investee”), which included entering into a Subscription Agreement to purchase newly-issued ordinary shares of Investee (representing approximately 12% of Investee’s issued and outstanding ordinary shares on the date of issuance), for £30.0 million ($40.4 million) (“Equity Investment”), a five-year Convertible Loan Note Agreement with a principal balance of £15.0 million ($20.2 million) (“Debt Investment”, collectively, “Long-Term Investments”) and long-term supply agreements. The Debt Investment has a zero-coupon rate and is expected to be repaid beginning on the third anniversary of the issuance. The Debt Investment is convertible into Investee ordinary shares at a conversion price equal to the same price per share as was paid in the Equity Investment. The conversion option is available if the Debt Investment is repaid prior to the contractual maturity date, based on the occurrence of certain contingent events. Warrants for shares of Investee’s ordinary shares were issued as part of the Debt Investment, which become exercisable in lieu of conversion under the early repayment terms. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, and upon consideration of the totality of our agreements, including our right to appoint two members to Investee’s board of directors, we concluded the Equity Investment is an equity method investment. We have elected to account for the Long-Term Investments using the fair value option for simplification. The Long-Term Investments are recorded within “Long-term investments” on the condensed consolidated balance sheet, and changes in fair value are recorded through “Gain on investment fair value” within the condensed consolidated statement of operations. The Equity Investment is valued using a market approach and the Debt Investment is valued using an income approach based on contractual future cash flows discounted to present value as of the last day of our fiscal quarter.
As of July 3, 2026, the Equity Investment and Debt Investment were recorded at their fair values of $90.0 million and $12.1 million, respectively, and the fair value of the warrants was not material. During the three and nine months ended July 3, 2026, we recorded a net gain of $41.5 million on Long-Term Investments, comprised of a gain of $49.6 million on the Equity Investment and a loss of $8.1 million on the Debt Investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 3, 2026.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	July 3, 2026
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$23,941	$23,941	$—	$—
U.S. Treasuries and agency bonds	42,339	23,409	18,930	—
Corporate bonds	531,087	—	531,087	—
Marketable equity securities	90,013	90,013	—	—
Non-marketable debt securities	12,119	—	12,119	—
Total assets measured at fair value	$699,499	$137,363	$562,136	$—

	October 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$63,811	$63,811	$—	$—
U.S. Treasuries and agency bonds	66,738	45,373	21,365	—
Corporate bonds	557,579	—	557,579	—
Commercial paper	49,516	—	49,516	—
Total assets measured at fair value	$737,644	$109,184	$628,460	$—
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
As of July 3, 2026 and October 3, 2025, we had $58.5 million and $36.0 million, respectively, in notional forward foreign currency contracts. As of July 3, 2026 and October 3, 2025, the fair value of derivative instruments not designated as hedges was immaterial.
6. INVENTORIES
Inventories consist of the following (in thousands):

	July 3, 2026	October 3, 2025
Raw materials	$179,279	$153,196
Work-in-process	41,931	32,973
Finished goods	60,308	51,675
Total inventory, net	$281,518	$237,844

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	July 3, 2026	October 3, 2025
Buildings	$30,044	$30,932
Computer equipment	20,717	19,670
Construction in process	55,485	27,460
Finance lease assets	38,966	38,966
Furniture and fixtures	4,574	4,295
Land	24,462	24,871
Leasehold improvements	39,628	38,359
Machinery and equipment	331,313	318,650
Total property and equipment	545,189	503,203
Less accumulated depreciation and amortization	(298,881)	(272,912)
Property and equipment, net	$246,308	$230,291
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (“CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% investment tax credit (“ITC”) for certain qualifying investments in U.S. semiconductor manufacturing equipment. On July 4, 2025, the U.S. Congress passed a federal statute controlling tax and spending policies (the “July 4, 2025 Bill”). As part of the July 4, 2025 Bill, this ITC was increased to 35%

for assets placed into service after December 31, 2025. We account for the investment tax credit as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of July 3, 2026 and October 3, 2025, there was an $8.3 million and $5.6 million reduction, respectively, to the gross carrying amounts of the qualifying assets in the condensed consolidated balance sheet.
Depreciation and amortization expense related to property and equipment for the three and nine months ended July 3, 2026 was $9.5 million and $28.2 million, respectively. Depreciation and amortization expense related to property and equipment for the three and nine months ended July 4, 2025 was $7.5 million and $22.2 million, respectively. Accumulated amortization on finance lease assets as of July 3, 2026 and October 3, 2025 was $11.5 million and $10.3 million, respectively.

8. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cost of revenue	$1,622	$3,349	$4,866	$10,024
Research and development	2,623	2,269	7,823	6,618
Selling, general and administrative	1,911	1,756	5,829	6,771
Total	$6,156	$7,374	$18,518	$23,413
A summary of the activity in gross intangible assets as of July 3, 2026 and October 3, 2025 is as follows (in thousands):

	July 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,837	$(19,668)	$15,169
Customer relationships	74,539	(46,376)	28,163
Software licenses and licensed technology	27,804	(13,923)	13,881
Trade name (1)	5,200	(866)	4,334
Balance as of July 3, 2026 (2)	$142,380	$(80,833)	$61,547

	October 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,994	$(14,859)	$20,135
Customer relationships	74,572	(41,304)	33,268
Software licenses	26,186	(5,544)	20,642
Trade name (1)	5,200	(675)	4,525
Balance as of October 3, 2025 (2)	$140,952	$(62,382)	$78,570
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
As of July 3, 2026, our estimated amortization of our intangible assets in future fiscal years is as follows (in thousands):

	2026 Remaining	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$6,223	21,916	9,630	5,943	5,217	9,218	$58,147

A summary of the changes in goodwill as of July 3, 2026 is as follows (in thousands):

Goodwill
Balance as of October 3, 2025	$336,315
Acquired (1)	(6)
Foreign currency translation adjustment	(893)
Balance as of July 3, 2026	$335,416
(1) The acquired balance consists of an immaterial change related to the ENGIN-IC Acquisition. For additional information refer to Note 3 - Acquisitions.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	July 3, 2026	October 3, 2025
Compensation and benefits	$45,545	$48,236
Current portion of operating leases	6,361	6,284
Contract liabilities	3,941	7,676
Software licenses and licensed technology	9,096	9,889
Other	22,588	23,874
Total accrued liabilities	$87,531	$95,959
10. DEBT
The following represents the outstanding balances and effective interest rates of our borrowings as of July 3, 2026 and October 3, 2025, (in thousands, except percentages):

	July 3, 2026		October 3, 2025
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.25% convertible notes due March 2026	$—	—	$161,151	0.54%
0.00% convertible notes due December 2029	344,316	0.33%	344,316	0.33%
Total principal amount outstanding	344,316		505,467
Less: Short-term debt	340,465		160,946
Unamortized discount on deferred financing costs	(3,851)		(4,891)
Total long-term debt	$—		$339,630
2029 Convertible Notes
On December 19, 2024, we issued 0.00% convertible senior notes due in fiscal year 2030, pursuant to an indenture dated as of such date (the “2024 Indenture”), between the Company and U.S. Bank National Association, as trustee, with an aggregate principal amount of $344.3 million (the “2029 Convertible Notes”).

Holders of the 2029 Convertible Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 15, 2029 in multiples of $1,000 principal amount, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on April 4, 2025 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the notes on each applicable trading day (the “Stock Price Trigger”); (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the “trading price” (as defined in the 2024 Indenture) per $1,000 principal amount of the notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events described in the 2024 Indenture. On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes, in multiples of $1,000 principal amount, regardless of the foregoing circumstances.
The initial conversion rate for the 2029 Convertible Notes is 5.7463 shares of common stock (subject to adjustment as provided for in the 2024 Indenture) per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $174.03 per share of common stock.
The 2029 Convertible Notes do not bear regular interest, and the principal amount of the notes does not accrete. The notes are senior unsecured obligations of the Company and will mature on December 15, 2029, unless earlier redeemed, repurchased or converted. Upon conversion of the 2029 Convertible Notes, we are required to pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted (subject to, and in accordance with, the settlement provisions of the 2024 Indenture). We must notify the holders of the 2029 Convertible Notes of our settlement method for our conversion obligation in excess of the aggregate principal amount no later than September 15, 2029, for conversions occurring on or after that date. We may redeem for cash all or any portion of the notes, at our option, on or after December 20, 2027 and prior to September 15, 2029 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any thirty (30) consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, to, but not including, the redemption date.
The 2024 Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the making of investments, the incurrence of indebtedness or the purchase or prepayment of securities by us or any of our subsidiaries.
During the fiscal quarter ended July 3, 2026, the Stock Price Trigger was satisfied, and as a result, holders of our 2029 Convertible Notes may convert their notes at their option at any time during our fourth fiscal quarter ending October 2, 2026, and the 2029 Convertible Notes balance of $340.5 million, net of deferred financing costs, is classified as short-term debt in our condensed consolidated balance sheet.
For the three and nine months ended July 3, 2026, total interest expense for the 2029 Convertible Notes was $0.3 million and $0.8 million, respectively, which represents amortization of issuance costs. For the three and nine months ended July 4, 2025, total interest expense for the 2029 Convertible Notes was $0.3 million and $0.6 million, respectively, which represents amortization of issuance costs.
The fair value of our 2029 Convertible Notes was $791.9 million and $353.3 million as of July 3, 2026 and October 3, 2025, respectively. The fair value was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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

On December 12, 2024, we entered into separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of the 2026 Convertible Notes. Under the terms of the Exchange and Subscription Agreements, the holders exchanged $288.8 million in aggregate principal amount of 2026 Convertible Notes held by them for $257.7 million of our 2029 Convertible Notes (defined above), 1,582,958 newly-issued shares of the Company’s common stock, par value $0.001 per share, issued at a fair value of $205.9 million, and $17.6 million in cash (collectively, the “Exchanges”). The Exchanges resulted in aggregate pre-tax debt extinguishment charges of $193.1 million. The Company also issued approximately $86.6 million in additional aggregate principal amount of the 2029 Convertible Notes in a private placement to certain investors (the “Subscription” and, together with the Exchanges, the “Transactions”). The Transactions closed on December 19, 2024. Following the closing of the Transactions, the aggregate principal balance of the 2026 Convertible Notes was $161.2 million and the terms of the 2021 Indenture were unchanged.
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
For the nine months ended July 3, 2026, total interest expense for the 2026 Convertible Notes was $0.4 million of which $0.2 million was for coupon interest. For the three and nine months ended July 4, 2025, total interest expense for the 2026 Convertible Notes was $0.5 million and $1.6 million, respectively, of which $0.1 million and $0.5 million, respectively, was for coupon interest.
The fair value of our 2026 Convertible Notes was $251.6 million as of October 3, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
11. FINANCING OBLIGATIONS
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. We do not own these systems; however, we control the use of the assets during operation. As of July 3, 2026 and October 3, 2025, the net book value of the systems in Property and equipment, net was $7.1 million and $7.5 million, respectively, and the corresponding liability was $8.7 million and $9.0 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.
Sale-Leaseback
Our lease for the wafer fabrication facility in Research Triangle Park (“RTP”), North Carolina (the “RTP Fab”) is considered a failed sale-leaseback for accounting purposes. Accordingly, we recognize this transaction as a financing arrangement. As of July 3, 2026 and October 3, 2025, the net book value of the land and building in Property and equipment, net was $28.2 million and $28.6 million, respectively, and the corresponding liability was $28.4 million and $28.5 million, respectively, primarily classified in Financing obligation on our condensed consolidated balance sheet.

12. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Numerator:
Net income (loss) attributable to common stockholders	$100,708	$36,534	$195,806	$(99,330)
Denominator:
Weighted average common shares outstanding-basic	76,331	74,427	75,479	73,828
Dilutive effect of stock options, restricted stock and restricted stock units	1,127	826	972	—
Dilutive effect of convertible notes	951	611	1,110	—
Weighted average common shares outstanding-diluted	78,409	75,864	77,561	73,828

Net income (loss) to common stockholders per share-basic:	$1.32	$0.49	$2.59	$(1.35)
Net income (loss) to common stockholders per share-diluted:	$1.28	$0.48	$2.52	$(1.35)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units	15	127	47	1,017
Convertible notes	—	—	—	992

13. COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material pending legal proceedings during the three and nine months ended July 3, 2026.

14. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
We have authorized 10 million shares of $0.001 par value preferred stock and 300 million shares of $0.001 par value common stock as of July 3, 2026.
Stock Plans
As of July 3, 2026, we had approximately 2.5 million shares available for issuance under our 2021 Omnibus Incentive Plan (the “2021 Plan”) and approximately 0.9 million shares available for issuance under our 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Certain of the share-based awards granted and outstanding as of July 3, 2026 are subject to accelerated vesting upon a change in control of the Company.
Incentive Stock Units
Aside from the equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three years and for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
As of July 3, 2026 and October 3, 2025, the fair value of outstanding ISUs was $10.1 million and $5.1 million, respectively, and the associated accrued compensation liability was $6.1 million and $3.7 million, respectively. During the three and nine months ended July 3, 2026, we recorded an expense for ISU awards of $2.7 million and $5.9 million, respectively. During the three and nine months ended July 4, 2025, we recorded an expense for ISU awards of $1.8 million and $3.0 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cost of revenue	$2,324	$1,728	$6,920	$6,376
Research and development	7,671	7,109	25,628	25,235
Selling, general and administrative	11,102	8,469	33,325	29,982
Total share-based compensation expense	$21,097	$17,306	$65,873	$61,593
As of July 3, 2026, the total unrecognized compensation costs related to RSUs and PRSUs was $119.3 million, which we expect to recognize over a weighted-average period of 1.9 years. As of July 3, 2026, total unrecognized compensation cost related to our Employee Stock Purchase Plan was $1.9 million.

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PRSU activity for the nine months ended July 3, 2026 is as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of October 3, 2025	1,419	$97.19
Granted	539	$171.15
Performance-based adjustment (1)	201	$85.93
Vested and released	(856)	$83.73
Forfeited, canceled or expired	(68)	$114.54
Balance as of July 3, 2026	1,235	$136.00

(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the nine months ended July 3, 2026 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.
Stock awards that vested during the nine months ended July 3, 2026 and July 4, 2025 had combined fair values of $147.8 million and $117.6 million, respectively, as of the vesting date. RSUs granted generally vest over a period of three years.
Market-based PRSUs
We granted 107,977 market-based PRSUs during the nine months ended July 3, 2026, at a weighted average grant date fair value of $215.59 per share. Recipients may earn between 0% and 200% of the target number of shares based on the Company’s achievement of total stockholder return in comparison to a peer group of companies in the PHLX Semiconductor Sector Index (^SOX) over a period of approximately three years. The fair value of the awards was estimated using a Monte Carlo simulation and compensation expense is recognized ratably over the service period based on the grant date fair value of the awards subject to the market condition. The expected volatility of the Company’s common stock was estimated based on the historical average volatility rate over the three-year period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free rate assumption was based on observed interest rates consistent with the three-year measurement period.
The weighted-average assumptions used to value the market-based PRSU awards are as follows:

Nine Months Ended
July 3, 2026
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
The provision for income taxes and effective income tax rate are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Income tax expense	$23,142	$7,546	$34,556	$14,403
Effective income tax rate	18.7%	17.1%	15.0%	(17.0)%
The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the nine months ended July 3, 2026 was primarily driven by favorable discrete items related to share-based compensation and our research and development (“R&D”) tax credits. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the nine months ended July 4, 2025 was primarily driven by the non-deductibility of our loss on extinguishment of debt, favorable discrete items related to stock-based compensation and our R&D tax credits.
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
There were no unrecognized tax benefits as of July 3, 2026 and October 3, 2025. It is our policy to recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal quarters ended July 3, 2026 and July 4, 2025, we did not make any accrual or payment of interest or penalties.
16. SUPPLEMENTAL CASH FLOW INFORMATION
The following is a summary of supplemental cash flow information for the periods presented (in thousands):

	Nine Months Ended
	July 3, 2026	July 4, 2025
Cash paid for interest	$3,822	$2,332
Cash paid for income taxes	$10,188	$9,839
Non-cash activities:
Issuance of common stock for convertible note exchange	$—	$205,915
Issuance of common stock for settlement of convertible notes	$283,650	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$6,751	$8,472
Finance lease assets obtained in exchange for new lease liabilities	$—	$129
Additions to property and equipment, net included in liabilities	$3,460	$969
Purchase of software licenses and licensed technology included in liabilities	$1,212	$5,578

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
The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue	$342,237	$252,079	$902,804	$706,088
Less:
Cost of revenue (1)	137,990	106,881	373,044	299,937
Research and development (1)	65,270	55,113	180,091	153,046
Selling, general and administrative (1)	31,263	26,569	87,530	74,363
Share-based compensation including cash incentive stock units (2)	24,511	19,568	75,761	68,051
Amortization expense (3)	3,335	4,967	10,141	16,436
Acquisition- and integration-related costs	2,753	1,321	4,994	4,198
Income from operations	77,115	37,660	171,243	90,057
Interest income, net of interest expense	5,192	6,420	17,576	18,114
Gain on investment fair value	41,543	—	41,543	—
Loss on extinguishment of debt	—	—	—	(193,098)
Income tax expense	23,142	7,546	34,556	14,403
Net income (loss)	$100,708	$36,534	$195,806	$(99,330)
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
Geographic and Significant Customer Information
For information about our revenue in different geographic regions, based upon customer locations, see Note 2 - Revenue.
Information about net property and equipment in different geographic regions is presented below (in thousands):

	July 3, 2026	October 3, 2025
United States	$182,539	$172,583
France	45,619	40,686
Other Countries (1)	18,150	17,022
Total	$246,308	$230,291
(1)Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
The following is a summary of customer concentrations as a percentage of revenue and accounts receivable as of and for the periods presented:

	Three Months Ended		Nine Months Ended
Revenue	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Customer A	23%	13%	19%	13%
Customer C	13%	—	12%	11%

Accounts Receivable	July 3, 2026	October 3, 2025
Customer A	26%	11%
Customer B	—	11%
Customer C	—	11%
Customer Concentration
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying condensed consolidated financial statements. For each of the three and nine months ended July 3, 2026, our top ten customers represented 60% and 57% of total revenue, respectively. For each of the three and nine months ended July 4, 2025, our top ten customers represented 58% of total revenue.

18. RELATED-PARTY TRANSACTIONS
During the nine months ended July 3, 2026, we sold $1.2 million of commercial products to Empower RF Systems, Inc., a MACOM customer, and an affiliate of one of our directors. During the nine months ended July 3, 2026, we sold $0.1 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of Stephen G. Daly, the Company’s President and Chief Executive Officer and Chair of the Board, and director Jihye Whang Rosenband, each of whom has an equity interest of less than 1% in Mission.
Following the closing of our investment in Investee on May 28, 2026, as described in Note 4 - Investments, we purchased $2.9 million of inventory from Investee during the remainder of the nine months ended July 3, 2026. As of July 3, 2026, $1.6 million was due to Investee.

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
Overview
We design, develop and manufacture differentiated semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 70 years of application expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including GaAs, GaN, indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad portfolio of thousands of standard and custom devices, which include integrated circuits (“ICs”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components and radio frequency (“RF”) and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our products are electronic components that our customers generally incorporate into larger electronic systems, such as wireless basestations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1)

I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G, 1.6T, 3.2T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications (“SATCOM”) and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others.
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
Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue	$342,237	$252,079	$902,804	$706,088
Cost of revenue (1)	142,685	112,643	387,040	319,387
Gross profit	199,552	139,436	515,764	386,701
Operating expenses:
Research and development (1)	74,305	63,380	209,747	181,586
Selling, general and administrative (1)	48,132	38,396	134,774	115,058
Total operating expenses	122,437	101,776	344,521	296,644
Income from operations	77,115	37,660	171,243	90,057
Other income (expense):
Interest income	6,676	7,598	22,425	21,837
Interest expense	(1,484)	(1,178)	(4,849)	(3,723)
Gain on investment fair value	41,543	—	41,543	—
Loss on extinguishment of debt	—	—	—	(193,098)
Total other income (expense)	46,735	6,420	59,119	(174,984)
Income (loss) before income taxes	123,850	44,080	230,362	(84,927)
Income tax expense	23,142	7,546	34,556	14,403
Net income (loss)	$100,708	$36,534	$195,806	$(99,330)
(1)     Includes (a) Amortization expense related to intangible assets arising from acquisitions, purchased software licenses and licensed technology and (b) Share-based compensation expense included in our condensed consolidated statements of operations as set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
(a) Intangible amortization expense:
Cost of revenue	$1,622	$3,349	$4,866	$10,024
Research and development	$2,623	$2,269	$7,823	$6,618
Selling, general and administrative	$1,911	$1,756	$5,829	$6,771
(b) Share-based compensation expense:
Cost of revenue	$2,324	$1,728	$6,920	$6,376
Research and development	$7,671	$7,109	$25,628	$25,235
Selling, general and administrative	$11,102	$8,469	$33,325	$29,982

The following table sets forth, for the periods indicated, our statements of operations data expressed as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.7	44.7	42.9	45.2
Gross profit	58.3	55.3	57.1	54.8
Operating expenses:
Research and development	21.7	25.1	23.2	25.7
Selling, general and administrative	14.1	15.2	14.9	16.3
Total operating expenses	35.8	40.3	38.2	42.0
Income from operations	22.5	15.0	19.0	12.8
Other income (expense):
Interest income	2.0	3.0	2.5	3.1
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Loss on extinguishment of debt	—	—	—	(27.3)
Gain on investment fair value	12.1	—	4.6	—
Total other income (expense)	13.7	2.5	6.5	(24.7)
Income (loss) before income taxes	36.2	17.5	25.5	(11.9)
Income tax expense	6.8	3.0	3.8	2.0
Net income (loss)	29.4%	14.5%	21.7%	(13.9)%
Comparison of the Three and Nine Months Ended July 3, 2026 to the Three and Nine Months Ended July 4, 2025
Revenue. Our revenue increased by $90.2 million, or 35.8%, to $342.2 million for the three months ended July 3, 2026, from $252.1 million for the three months ended July 4, 2025, and our revenue increased by $196.7 million, or 27.9%, to $902.8 million for the nine months ended July 3, 2026, from $706.1 million for the nine months ended July 4, 2025. The increase in revenue in the three and nine months ended July 3, 2026 is described by end market in the following paragraphs.
Revenue from our primary markets, the percentage of change between the periods presented, and revenue by primary markets expressed as a percentage of total revenue in the periods presented were (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	July 3, 2026	July 4, 2025	% Change	July 3, 2026	July 4, 2025	% Change
Industrial & Defense	$133,390	$108,206	23.3%	$371,755	$304,148	22.2%
Data Center	137,584	75,822	81.5%	321,526	213,286	50.7%
Telecom	71,263	68,051	4.7%	209,523	188,654	11.1%
Total	$342,237	$252,079	35.8%	$902,804	$706,088	27.9%

Industrial & Defense	39.0%	42.9%		41.2%	43.0%
Data Center	40.2%	30.1%		35.6%	30.2%
Telecom	20.8%	27.0%		23.2%	26.8%
Total	100.0%	100.0%		100.0%	100.0%

In the three months ended July 3, 2026, our I&D market revenue increased by $25.2 million, or 23.3%, compared to the three months ended July 4, 2025. In the nine months ended July 3, 2026, our I&D market revenue increased by $67.6 million, or 22.2%, compared to the nine months ended July 4, 2025. The increase in the three and nine months ended July 3, 2026 was primarily driven by revenue growth from defense-related programs.

In the three months ended July 3, 2026, our Data Center market revenue increased by $61.8 million, or 81.5%, compared to the three months ended July 4, 2025. In the nine months ended July 3, 2026, our Data Center market revenue increased by $108.2 million, or 50.7%, compared to the nine months ended July 4, 2025. The increase in the three and nine months ended July 3, 2026 was primarily driven by higher sales of optical Data Center products primarily supporting high speed data rates from 100G up to 1.6T.
In the three months ended July 3, 2026, our Telecom market revenue increased by $3.2 million, or 4.7%, compared to the three months ended July 4, 2025. In the nine months ended July 3, 2026, our Telecom market revenue increased by $20.9 million, or 11.1%, compared to the nine months ended July 4, 2025. The increase in the three and nine months ended July 3, 2026 was primarily driven by higher sales of products for broadband access, metro long haul and PON.
Certain areas of our end markets could be negatively affected by any weakening of global economic conditions, including as a result of geopolitical conflicts and related trade restrictions, the evolving impacts from tariffs, sanctions, obtaining required licenses or other trade tensions (including implementation of new tariffs or retaliatory trade measures).
Gross profit. Gross margin was 58.3% and 55.3% for the three months ended July 3, 2026 and July 4, 2025, respectively, and 57.1% and 54.8% for the nine months ended July 3, 2026 and July 4, 2025, respectively. Gross profit increased by $60.1 million, or 43.1%, to $199.6 million, or 58.3% of our revenue, for the three months ended July 3, 2026, compared to $139.4 million, or 55.3% of our revenue, for the three months ended July 4, 2025. Gross profit increased by $129.1 million, or 33.4%, to $515.8 million, or 57.1% of our revenue, for the nine months ended July 3, 2026, compared to $386.7 million, or 54.8% of our revenue, for the nine months ended July 4, 2025. Gross profit increased for the three and nine months ended July 3, 2026 as compared to the three and nine months ended July 4, 2025 primarily as a result of increased sales, inclusive of sales of higher margin products, partially offset by increases in employee-related costs, primarily due to additional headcount from the RTP Fab, higher maintenance expense and increases in production supplies.
Research and development. Research and development expense increased by $10.9 million, or 17.2%, to $74.3 million, or 21.7% of our revenue, for the three months ended July 3, 2026, compared to $63.4 million, or 25.1% of our revenue, for the three months ended July 4, 2025. Research and development expense increased $28.2 million, or 15.5%, to $209.7 million, or 23.2% of our revenue, for the nine months ended July 3, 2026, compared to $181.6 million, or 25.7% of our revenue, for the nine months ended July 4, 2025. Research and development expense increased in the three months ended July 3, 2026 primarily due to increases in employee-related costs, including increases in headcount, higher R&D-related material costs and development foundry costs. Research and development expense increased in the nine months ended July 3, 2026 primarily due to employee-related costs, including increases in headcount, higher R&D-related material costs and depreciation expense.
Selling, general and administrative. Selling, general and administrative expense increased by $9.7 million, or 25.4%, to $48.1 million, or 14.1% of our revenue, in the three months ended July 3, 2026, compared to $38.4 million, or 15.2% of our revenue, for the three months ended July 4, 2025. Selling, general and administrative expense increased by $19.7 million, or 17.1%, to $134.8 million, or 14.9% of our revenue, in the nine months ended July 3, 2026, compared to $115.1 million, or 16.3% of our revenue, for the nine months ended July 4, 2025. Selling, general and administrative expense increased in the three months ended July 3, 2026 primarily due to increases in employee-related costs, share-based compensation expense and professional fees. Selling, general and administrative expense increased in the nine months ended July 3, 2026 primarily due to increases in employee-related costs, share-based compensation expense, professional fees, software costs and variable selling costs.
Interest income. In the three months ended July 3, 2026, interest income was $6.7 million, compared to $7.6 million for the three months ended July 4, 2025. In the nine months ended July 3, 2026, interest income was $22.4 million, compared to $21.8 million for the nine months ended July 4, 2025. The decrease for the three months ended July 3, 2026 is primarily due to the decrease in our short-term investments balance. The increase for the nine months ended July 3, 2026 is primarily due to the interest income earned from the higher cash and cash equivalents and short-term investments balance prior to the settlement of the 2026 Convertible Notes.
Gain on investment fair value. In the three and nine months ended July 3, 2026, we recorded a gain on investment fair value of $41.5 million, related to changes in the fair value of Long-Term Investments. For additional information, see Note 4 - Investments to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Provision for income taxes. Our income tax expense and effective income tax rates for the periods indicated were (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Income tax expense (benefit)	$23,142	$7,546	$34,556	$14,403
Effective income tax rate	18.7%	17.1%	15.0%	(17.0)%
Our estimated annual effective tax rate for the fiscal year ending October 2, 2026 is expected to be approximately 18.5%, which reflects the statutory rate adjusted for expected tax credits, primarily for R&D. This effective tax rate does not reflect the adjustment for any discrete tax matters arising during the year, such as the excess deduction related to share-based compensation. The actual effective income tax rate for the fiscal quarter ended July 3, 2026 was reduced by excess tax benefits related to share-based compensation.
The effective income tax rate for the fiscal quarter ended July 4, 2025 was impacted by the non-deductibility of the charge for extinguishment of debt as well as excess tax benefits related to share-based compensation.
For additional information refer to Note 15 - Income Taxes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended
	July 3, 2026	July 4, 2025
Cash and cash equivalents, beginning of period	$112,142	$146,806
Net cash provided by operating activities	201,550	165,732
Net cash used in investing activities	(16,442)	(246,131)
Net cash (used in) provided by financing activities	(207,495)	58,796
Foreign currency effect on cash	(151)	263
Cash and cash equivalents, end of period	$89,604	$125,466
Cash Flow from Operating Activities
Our cash flow from operating activities for the nine months ended July 3, 2026 of $201.6 million consisted of net income of $195.8 million, adjusted for non-cash charges of $95.3 million, primarily related to share-based compensation expense of $65.9 million and depreciation and intangible asset amortization expense of $46.7 million, partially offset by a net increase in working capital of $89.6 million. The net increase in working capital of $89.6 million was primarily driven by an increase in inventories of $43.8 million, an increase in accounts receivables of $30.5 million, an increase in prepaid expenses and other assets of $6.7 million and a decrease in accrued and other liabilities of $10.1 million.
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
Cash Flow from Investing Activities
Our cash flow used in investing activities for the nine months ended July 3, 2026 of $16.4 million consisted primarily of proceeds of $208.2 million for the sale and maturity of short-term investments, offset by purchases of $110.8 million of short-term investments, purchases of long-term investments of $60.6 million, capital expenditures of $46.9 million and purchases of software licenses and licensed technology of $8.9 million.
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

Cash Flow from Financing Activities
During the nine months ended July 3, 2026, our cash used in financing activities of $207.5 million was primarily related to repayment of the 2026 Convertible Notes of $161.2 million and $55.6 million of common stock withheld associated with employee taxes on vested equity awards, partially offset by $11.5 million of proceeds from employee stock purchases.
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
Liquidity
As of July 3, 2026, we held $89.6 million of cash and cash equivalents, primarily deposited with financial institutions, as well as $573.4 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of July 3, 2026, cash held by our indefinitely reinvested foreign subsidiaries was $6.9 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.
During the fiscal quarter ended July 3, 2026, the Stock Price Trigger (as defined in Note 10 - Debt) was satisfied. As a result, holders of our 2029 Convertible Notes may convert their notes at their option at any time during the fiscal quarter ending October 2, 2026 in multiples of $1,000 principal amount. For additional information on the 2029 Convertible Notes, see Note 10 - Debt to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of July 3, 2026, we had no off-balance sheet arrangements.
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
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $6.6 million impact on our annual interest income, based on cash and cash equivalents and short-term investments balances as of July 3, 2026. We believe that a change in interest rates would not have a material impact on our results of operations, however, such change(s) could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.

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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of July 3, 2026, we had $58.5 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. The fair value of these forward contracts is immaterial as of July 3, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of July 3, 2026.
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
ITEM 1A. RISK FACTORS
Our business involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our 2025 Annual Report on Form 10-K, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarters ended January 2, 2026 and April 3, 2026, as filed with the SEC on February 5, 2026 and May 7, 2026, respectively.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended July 3, 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2026-May 1, 2026	853	$264.74	—	—
May 2, 2026-May 29, 2026	8,513	375.60	—	—
May 30, 2026-July 3, 2026	1,757	385.09	—	—
Total	11,123	$368.60	—	—
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

ITEM 5. OTHER INFORMATION
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended July 3, 2026. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended July 3, 2026.

Name and Title	Action	Date	Expiration of Plan (1)	Potential Number of Shares to be Sold (2)
Robert Dennehy Senior Vice President and Chief Operating Officer	Adoption	May 29, 2026	January 29, 2027	Sale of up to 10,059 shares
Ambra Roth Senior Vice President, General Counsel and Secretary	Adoption	May 21, 2026	November 25, 2026	Sale of up to 17,824 shares
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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 6, 2023).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101	The following material from the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 3, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Quarterly Report on Form 10-Q of MACOM Technology Solutions Holdings, Inc. for the fiscal quarter ended July 3, 2026, formatted in Inline XBRL and included as Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Dated: August 6, 2026	By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ John F. Kober
John F. Kober
Senior Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)