Form 10-K
period 2026-10-02
MACOM Technology Solutions Holdings, Inc.
filed 2026-11-12
CIK 1493594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2026
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of April 3, 2026, the last business day of the registrant's second fiscal quarter, was approximately $18.1 billion based on the closing price of the registrant’s common stock as of such date as reported on the Nasdaq Global Select Market. For purposes of the foregoing calculations only, shares of common stock held by each executive officer and director of the registrant and their respective affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 10, 2026 was 76,787,562.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2027 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended October 2, 2026.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2026

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, including statements regarding our business outlook, strategic plans and priorities, expectations, anticipated drivers of future revenue growth, industry trends, our competitive position, our plans for use of our cash and cash equivalents and short-term investments, our ability to meet working capital requirements, estimates and objectives for future operations, and our future results of operations and financial position. Forward-looking statements generally may be identified by terms such as “anticipates,” “believes,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions or variations or the negatives of those terms.
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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The following summarizes the principal factors that make an investment in the Company speculative or risky and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could materially and adversely affect our business, financial condition, results of operations, cash flows, growth prospects and access to liquidity or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.
•We operate in the semiconductor industry, which is cyclical and subject to significant downturns.
•Our revenue growth and gross margin are substantially dependent on our successful development and release of new products.
•If demand for our products in our primary markets declines or fails to grow, our revenue and profitability may suffer.
•Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
•Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
•We are subject to risks from our international sales and operations.
•Adverse global economic conditions, including as a result of evolving impacts from global tariffs, sanctions or other trade tensions, and our ability to effectively respond to rapidly changing rules and regulations, could negatively impact our business, results of operations, financial condition and liquidity.
•We face intense competition in our industry, and our inability to compete successfully could negatively affect our operating results.
•We have made, and expect to make, acquisitions and investments, which involve numerous risks.
•We may experience difficulties in managing any future growth.
•We depend on third-party sales representatives and distributors for a material portion of our revenue.
•Our internal and external manufacturing, assembly and test model subjects us to various manufacturing and supply risks.
•Minor deviations in the manufacturing process can cause substantial manufacturing yield loss or even cause halts in production, which could have a material adverse effect on our revenue and gross margin.

•Our business may be harmed if systems manufacturers choose not to use components made of the compound semiconductor materials we utilize.
•We face risks associated with government contracting.
•Our investments in technology and R&D may not be successful, which may impact our profitability.
•We may incur liabilities for claims of intellectual property infringement relating to our products.
•We depend on third parties for products and services required for our business, which may limit our ability to meet customer demand, assure product quality and control costs.
•Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.
•Certain of our products currently incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties.
•Changes in U.S. and international laws, accounting standards, export and import controls and trade policies or the enforcement of, or attempt to enforce, such laws, standards, controls and policies may adversely impact our business and operating results.
•If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, including loss of export privileges.
•Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.
•We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws, we could be subject to substantial fines or be required to change our operations.
•Our use of artificial intelligence technologies may expose us to operational, legal and reputational risks.
•Sustainability-related regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.

PART I
ITEM 1. BUSINESS
Overview
We design, develop and manufacture differentiated radio frequency (“RF”) and optical semiconductor products and solutions for the Industrial and Defense (“I&D”), Data Center and Telecommunications (“Telecom”) industries for customers who demand high performance, quality and reliability. We are headquartered in Lowell, Massachusetts, with operational facilities throughout North America, Europe and Asia. We have more than 75 years of applications expertise, combined with expertise in analog and mixed signal circuit design, compound semiconductor fabrication (including gallium arsenide (“GaAs”), gallium nitride (“GaN”), indium phosphide (“InP”) and specialized silicon), advanced packaging and back-end assembly and test. We offer a broad product portfolio consisting of thousands of standard and custom devices, which include integrated circuits (“ICs”), multi-chip modules (“MCM”), diodes, amplifiers, switches and switch limiters, passive and active components including RF and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our customers generally incorporate our products into larger electronic systems, such as wireless base stations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, Data Center Interconnect (“DCI”) applications, at 100G, 200G, 400G, 800G, 1.6T, 3.2T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, satellite communications (“SATCOM”) and Fiber-to-the-X (“FTTx”)/passive optical network (“PON”), among others.
Certain of our products have long life cycles ranging from five to ten years, with some of our products generating revenue for over 20 years while others may have shorter life cycles of less than five years. We continue to develop new products and technologies to improve our ability to serve our primary markets. Our growth strategy is focused on expanding our addressable markets and product portfolio, strengthening our customer relationships and capturing more design wins to increase our market share. As we expand our portfolio and technology base, we believe our customers will select more of our components for use in their systems based on our commitment to support the highest power, highest frequency, highest data rate and highest efficiency use cases.
Our manufacturing model consists of operating internal semiconductor wafer fabrication and assembly and test facilities supplemented with various external foundries and assembly and test partners. We operate semiconductor fabrication facilities at our Lowell, Massachusetts headquarters, and in our Research Triangle Park (“RTP”), North Carolina, Ann Arbor, Michigan, and Limeil-

Brévannes, France locations. Certain of our facilities have achieved certification to the IATF16949 automotive standard, the AS9100D aerospace standard, the ISO9001 international quality standard, the ISO14001 environmental management standard and the ANSI/ESD S20.20:2021 standard. We manufacture compound semiconductors including GaAs, GaN and InP. Our Lowell, Massachusetts and RTP fabrication facilities have been accredited by the United States Department of Defense with “Trusted Foundry” status, a designation conferred on microelectronics vendors exhibiting the highest levels of process integrity and protection. In the I&D markets, a domestic fabrication facility may be a requirement to be a strategic supplier, and we believe our status as a Trusted Foundry for microelectronics goods and services offers us a further competitive advantage.
We also utilize external semiconductor foundries to access additional process technologies and capacity. In aggregate, we utilize a broad array of internal, proprietary process technologies and commercially available foundry technologies, which allow us to select the most appropriate technology to solve our customers’ needs. This strategy provides us with broad access to process technology, dependable supply, control over quality, reduced capital investment requirements, faster time to market and additional outsourced capacity when needed. In addition, the know-how developed through the continued operation of our internal fabrication lines provides us with the expertise to better manage our external foundry suppliers.
We were incorporated under the laws of the State of Delaware in March 2009. Our operations are conducted through our various subsidiaries, which are organized and operated according to the laws of their respective jurisdictions of incorporation.
Research and Development
Our research and development efforts aim to rapidly develop new and innovative products, process technologies and packaging techniques. The interaction of semiconductor process technology, circuit design and packaging technology defines the performance parameters and differentiation of our products. We believe some of our core competencies include the ability to model, design, test, integrate, package and manufacture differentiated solutions for our customers. We leverage these core competencies to solve difficult and complex challenges that our customers face during their system design phases. We believe our integrated and customized solutions offer customers high performance, quality, reliability and faster time to market.
Circuit design and device modeling expertise. Our engineers are experts in the design of analog and mixed signal circuits capable of reliable, high-performance RF, microwave, millimeter wave and optical signal transmission and conditioning. Our staff has decades of experience in solving complex design challenges in applications involving high frequency, high power, high data rates, power efficient and environmentally rugged operating conditions.
Semiconductor process technology. We leverage our internal semiconductor wafer fabrication capabilities and our foundry suppliers to offer customers the right process technology to meet their particular requirements. Depending on the requirements for the application, our semiconductor products may be designed using an internally developed or externally sourced process technology.
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
Our Markets and Products
Our core strategy is to develop and innovate high-performance products that address our customers’ technical challenges across our primary markets: I&D, Data Center and Telecom. While sales in any or all of our primary markets may slow or decline from period to period, over the long term we expect to benefit from ongoing growth in these markets. We expect our revenue in the I&D market to be driven by the expansion of our product portfolio that services defense-related satellite and space-related communications, civil and military radar, electronic warfare, secure communications, test and measurement, scientific, medical and other industrial applications. We expect revenue growth in the Data Center market to be driven by the adoption of higher speed processing technologies, artificial intelligence (“AI”) build-out and deployments and upgraded data center architectures utilizing 100G, 200G, 400G, 800G, 1.6T and 3.2T interconnects, which we anticipate will drive adoption of higher speed optical and photonic links. We expect our revenue in the Telecom market to be driven, in part, by broadband access low earth orbit (“LEO”) satellite networks, 5G and future 6G telecommunication deployments and expansion of optical networks, with continued upgrades and expansion of communications equipment and increasing adoption of bandwidth-rich services.
To address our primary markets, we offer a broad range of standard and custom ICs and components. Our product catalog currently consists of thousands of products, including the following key product platforms: amplifiers, ICs, diodes, switches and switch limiters, passive and active components and multi-chip modules. Many of our product platforms are leveraged across multiple markets and can support a variety of applications. For example, our application expertise in power amplifier technology is leveraged across both scientific laboratory equipment applications and commercial and defense radar system applications. Our diode technology is used in defense radars, military tactical radios, unmanned aircraft systems (UAS) and counter-UAS (CUAS) applications as well as medical magnetic resonance imaging (“MRI”) systems.
Industrial & Defense. In the I&D market, military applications require advanced electronic systems, such as radar warning receivers, communications data links and tactical radios, unmanned aerial vehicles, RF jammers, electronic countermeasures, smart munitions and satellite communications. Modern military applications are more sophisticated and require more high-speed bandwidth, which favors performance semiconductor ICs based on GaAs and GaN technologies due to their high-power density, improved power efficiency and broadband capability.
We believe that our analog design capabilities, technology portfolio, in-depth knowledge of critical radar system requirements, integration expertise and track record of reliability make us a valued resource for our I&D customers faced with demanding application parameters. Furthermore, we have been accredited by the United States Department of Defense with Trusted Foundry status which we believe differentiates us as a trusted manufacturer of ICs for U.S. military and aerospace applications. For radar applications, we offer both standard and custom amplifiers, discrete components, switch limiters, phase shifters and integrated modules for transmit and receive functions in air traffic control, marine, weather, and military radar applications. For military communications data link and tactical radio applications, we offer a family of active, passive and discrete products, such as Monolithic Microwave Integrated Circuits (“MMICs”), control components, voltage-controlled oscillators, transformers, RF power pallets, amplifiers and diodes. We believe manufacturing products in our Lowell, Massachusetts and RTP Trusted Foundries support our competitive advantage in the I&D market because of certain customers’ requirements for a domestic supply chain, and premier engineering and product capabilities.
Growth in the I&D business is also driven by multi-market applications encompassing industrial, medical, test and measurement and scientific applications, where analog RF, microwave and millimeter wave semiconductor solutions are gaining prevalence. In addition, evolving medical technology has increased the need for high-performance MMICs and other semiconductor solutions in medical imaging and patient monitoring to provide enhanced analysis and functionality. In MRI systems, we provide critical non-magnetic diode products for body coils. For sensing and test and measurement applications, we believe our heterolithic microwave integrated circuit (“HMIC”), process is ideal for high-performance, integrated bias networks and switches. Our catalog of general-purpose GaAs ICs includes low noise amplifiers, switches and power amplifiers that address a wide range of applications such as industrial automation systems to test and measurement equipment.
Data Center. As the Data Center market supports applications like AI, machine learning and high-performance computing, demand from Data Center operators and hyperscalers for faster data transmission speeds, higher power efficiency and lower latency continues to increase. To help solve these challenges, our broad optoelectronic and photonic portfolio provides the building blocks to enable our customers to deliver next generation 800G, 1.6T and 3.2T optical transceivers that are required for today’s Data Center deployments. By building a comprehensive portfolio of complementary products that enable our customers’ optical transceiver applications, we can offer high performing, cost-effective component solutions for next-generation networks.
We provide a complete product portfolio of Transimpedance Amplifiers (“TIAs”), Modulator Drivers, Lasers and Photodetectors, to support single-mode, multi-mode and silicon photonics-based transceivers; in some cases, individual component designs are optimized for use together as a chipset.
Telecom. Growth in the Telecom market is driven by the ever-growing need for increased bandwidth to support data rich applications and services such as video conferencing, cloud computing, video-on-demand and social media. Growth in next generation Internet and Internet of Things (“IoT”) applications drives global demand for communications infrastructure equipment requiring amplifiers, filters, receivers, switches, synthesizers, transformers, upconverters and other components to expand and upgrade cellular backhaul & infrastructure, broadband access satellite networks, wired and wireless broadband and fiber optic networks. Semiconductor products and solutions must continually deliver greater bandwidth and functionality as the demands of our customers and end users increase.
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

For wired broadband applications, we offer OEM customers a broad catalog of active components such as active splitters, amplifiers, multi-function ICs and switches, as well as passive components such as transformers, diplexers, filters, power dividers and combiners.
Wireless applications include terrestrial and space-based radio frequency, microwave and millimeter wave communication systems, also known as SATCOM. SATCOM systems can support commercial and defense applications and, in some cases, include deployment of large satellite constellations to support connectivity. In addition, our products also support optical connectivity between satellites within constellations, commonly referred to as Free Space Optics (“FSO”). Our products are found within the satellites in orbit, as well as the communications infrastructure on the ground.
The table below presents our major product families, spanning our various end markets:

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
Sales and Marketing
We employ a global multi-channel sales strategy and support model intended to facilitate customers’ evaluations and selections of our products. We sell through our direct sales force, our application engineering staff, and our global network of independent sales representatives, resellers and distributors. We have strategically positioned our direct sales and applications engineering staff in locations worldwide, augmented by independent sales representatives and distributors with additional domestic and foreign locations to offer responsive local support resources to our customers and to build long-term relationships. Our application engineers visit customers at their engineering and manufacturing facilities, aid them in understanding our capabilities and collaborate with them to deliver products that can optimize their system performance. Our global independent sales representatives and distributor network allow us to extend our sales capabilities to new customers in new geographies more cost effectively than using our direct sales force alone.
Our products are principally sold in North America, Asia and Europe, which is where we concentrate our direct sales force, applications engineering staff, independent sales representatives, resellers and distributors. Sales to our resellers and distributors accounted for 47.6%, 32.3% and 29.3% of our revenue in fiscal years 2026, 2025 and 2024, respectively. Our agreements with certain of our sales representatives, resellers and distributors may provide for an initial term of one or more years with the opportunity for subsequent renewals or for an indefinite term, and also typically provide that either party may terminate the agreement for convenience with a minimum period of prior notice to the other party, usually between 30 and 90 days.
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
Customers
Our customer base is diversified and includes OEM customers, contract manufacturers, resellers and distributors. One of our resellers accounted for 20.3%, 12.4%, and 11.3% of our revenue in fiscal years 2026, 2025 and 2024, respectively. A second reseller accounted for 14.3% and 11.2% of our revenue in fiscal year 2026 and 2025, respectively, but did not exceed 10% in fiscal year 2024. For fiscal years 2026, 2025 and 2024, no direct customer individually accounted for 10% or more of our revenue and sales to our top 25 direct customers accounted for an aggregate of 35.8%, 45.6% and 47.0% of our revenue, respectively.

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
Depending on end market and product line, we may compete with Analog Devices, Inc. (“ADI”), Broadcom Inc. (“Broadcom”), Credo Technology Group Holding Ltd. (“Credo”), Marvell Technology Inc. (“Marvell”), MaxLinear Inc. (“MaxLinear”), Microchip Technology Incorporated (“Microchip”), NXP Semiconductors N.V. (“NXP”), Semtech Corporation (“Semtech”), Skyworks Solutions, Inc. (“Skyworks”) or Sumitomo Electric Device Innovations, Inc. (“Sumitomo”).
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
 As of October 2, 2026, we had 748 U.S. and 524 foreign issued patents and 188 U.S. and 242 foreign pending patent applications covering elements of semiconductor devices, circuit design, manufacturing and wafer fabrication. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The expiration dates of our patents range from 2026 to 2045. We do not regard any of the patents scheduled to expire in the next twelve months as material to our overall intellectual property portfolio. Notwithstanding our active pursuit of patent protection when available, we believe that our future success will be determined by the innovation, technical expertise and management abilities of our engineers and management more than by patent ownership.
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
Manufacturing, Sources of Supply and Raw Materials
When designing a product solution for our customers, we may utilize our internal proprietary process technologies or technologies from external fabrication facilities, or a combination of both. We believe our ability to select both internal and external technologies in our product solutions is a competitive advantage because it helps us to provide a unique and optimized solution for our customers.
The majority of our internal wafer fabrication and internal assembly and test operations are conducted at our Lowell, Massachusetts headquarters and our RTP, North Carolina wafer fabrication facilities. We also operate additional wafer fabrication facilities in Ann Arbor, Michigan and in Limeil-Brévannes, France. We believe having U.S.-based wafer fabrication is a competitive advantage for us over our competitors that do not have this capability, because it enables us to offer proprietary processes, and provides us with greater control over quality, a secure source of supply and a domestic source for U.S. I&D customers. We also believe that our U.S.-based wafer fabrication facilitates shorter time to market for both new and existing products, shorter production lead times than if we utilized external foundries and allows us to efficiently produce a wide range of low, medium and high-volume products. We perform internal assembly and test functions at our Lowell, Massachusetts, Nashua, New Hampshire, Ann Arbor, Michigan, Hamilton, New Jersey, RTP, North Carolina, Morgan Hill, California, Limeil-Brévannes, France and Hsinchu, Taiwan locations.
We complement our internal manufacturing with outsourced foundry partners and other suppliers depending on the product requirements. Our operations team has extensive expertise in the management of outsourced manufacturing service providers and other supply chain participants. We believe our fab-lite model of outsourcing certain of our manufacturing activities rather than investing heavily in capital-intensive production facilities provides us with the flexibility to respond to new market opportunities, simplifies operations, provides access to a wider array of process technologies and additional manufacturing capacity and reduces our capital requirements. We also use third-party contract manufacturers for assembly, packaging and test functions, and in some cases for fully outsourced turnkey manufacturing of our products.
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
While we attempt to maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases, some of the raw materials and components are not readily available from alternate suppliers due to their unique nature, design or the length of time necessary for re-design or qualification. The principal substrate materials used in the production of our IC products are high purity source materials such as gallium, aluminum, arsenic, nitride, indium, nitrogen, carbon and silicon. We may utilize single sources of supply for various materials based on availability, performance, efficiency or cost considerations. For example, wafers procured from merchant foundries for a particular process technology are generally sourced through a single foundry on which we rely for all of our wafers in that process. Our reliance on external suppliers puts us at risk of supply chain disruption if a supplier does not have sufficient raw material inventory to meet our manufacturing needs, goes out of business, experiences capacity constraints or temporary facility closures, changes or discontinues the process in which components or wafers are manufactured or declines to continue supplying us for competitive or other reasons, as discussed in more detail in “Item 1A - Risk Factors” herein. Where practical, we attempt to mitigate these risks by qualifying multiple sources of supply, redesigning products for alternative components and purchasing incremental inventory of raw materials and components in order to protect us against supply disruptions.
Quality Assurance
The goal of our quality assurance program is for our products to meet our customers’ requirements, be delivered on time, and function reliably throughout their useful lives. The ISO provides models for quality assurance for various operational disciplines, such as design, manufacturing, and testing, which comprise part of our overall quality management system. The following locations have each received ISO 9001:2015 certifications in one or more of their principal functional areas: Lowell, Massachusetts; Ann Arbor, Michigan; Ithaca, New York; Mesa, Arizona; Morgan Hill, Newport Beach and Milpitas, California; Morrisville and RTP, North Carolina; Nashua, New Hampshire; Hamilton, New Jersey; Hsinchu, Taiwan; Cork, Ireland; and Limeil-Brévannes, France. The following facilities have also achieved certification to the AS9100D aerospace standard: Lowell, Massachusetts; Ann Arbor, Michigan; Hamilton, New Jersey; Mesa, Arizona; Morgan Hill, California; Morrisville and RTP, North Carolina; and Nashua, New Hampshire. In addition, our Lowell, Massachusetts facility has received IATF16949:2016 automotive quality management system certification, while our sites in Lowell, Massachusetts; Morgan Hill, California; Limeil-Brévannes, France and Nashua, New Hampshire have also received the ISO 14001:2015 environmental management system certification.
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
Export Regulations
We market and sell our products both inside and outside the U.S. Most of our products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). Certain of our products and technology require an export license from BIS before we can export them to specified countries. Our European products and technologies are subject to the European Union Dual-Use Regulation (Regulation (EU) 2021/821) (the “EU Regulation”), which governs the export of certain goods, software and technology that can be used for both civil and military applications. Certain of our products and technology require an export license under the EU Regulation before we can export them to specified countries. Similar controls exist in other jurisdictions. Additionally, some of our products are subject to the International Traffic in Arms Regulation (in the U.S.) and the EU Common Military List and French Defense Code (in France), which govern the export of military products and technology to foreign persons. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts. These regulations are constantly changing and may affect our ability to sell certain products in certain markets. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted products, destinations and end users with the objective of managing export-related decisions, transactions and shipping logistics to ensure compliance with these requirements.
Workforce
Employees. As of October 2, 2026, we employed approximately 2,100 individuals worldwide, including approximately 800 in research and development (“R&D”). We have employees across 19 countries, with 75% in North America, 13% in Asia Pacific and 12% in Europe. None of our U.S.- or Asia-based employees are represented by a collective bargaining agreement; however, as of October 2, 2026, approximately 139 of our employees working in certain European locations were covered by collective bargaining agreements. We consider our relations with employees to generally be good and we have not experienced a work stoppage due to labor issues.
Approximately 71% of our workforce is male and 29% of our workforce is female. Females represented approximately 14% of our senior management and approximately 15% of our engineering roles.
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
Retention and Development. We devote substantial efforts to retaining, motivating and supporting our employees, including by providing tuition and professional development reimbursement to eligible employees as well as opportunities for internal growth and advancement. Performance reviews are conducted at least annually for all employees, during which employees and managers address goals, development opportunities, strengths and areas for improvement. We have also maintained an internship program that supports the professional development of interns and serves as a recruitment tool for full-time employees. We monitor voluntary attrition as an indicator of employee engagement. During fiscal year 2026, our voluntary attrition rate was approximately 8%.
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
Culture and Equal Opportunity. We have a diverse employee base, serving a wide variety of customers across multiple geographies. We are strengthened by the broad diversity of our employees’ perspectives, backgrounds, cultures, lifestyles and experiences.
We support a culture of inclusivity and belonging in the workplace in order to promote and effect change at the corporate and community levels. We support establishing a work environment where everyone has equal opportunities to learn and grow, and we seek to base employment decisions on merit.
We regularly use our employee internal web page, communications meetings and newsletters to share information, opportunities and updates with our workforce on our workforce initiatives. We are committed to providing equal opportunity in all aspects of employment and do not tolerate discrimination or harassment of any kind. We maintain a policy against unlawful discrimination, harassment and retaliation which sets forth our position on the prohibition of all forms of discrimination and harassment in the workplace.
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
History and Recent Developments
MACOM Technology Solutions Inc. (“MACOM U.S.”), our primary operating subsidiary, provides high-performance analog semiconductor solutions for use in wireless and wireline applications across the RF, microwave, millimeter wave and lightwave spectrum, and was incorporated under the laws of the state of Delaware on July 16, 2008. MACOM Technology Solutions Limited, our primary foreign operating subsidiary, was incorporated under the laws of Ireland on November 18, 2008. The heritage of some of our business operations dates back over 75 years to the founding of Microwave Associates, Inc. and the MACOM brand dates back over 30 years.
We have completed several acquisitions and an investment to attempt to further align our businesses to our primary markets. Those recent transactions include:
In December 2023, we completed the acquisition of certain assets and specified liabilities of the RF business of Wolfspeed, Inc. (the “RF Business”). The RF Business includes a portfolio of GaN on Silicon Carbide products used in high-performance RF and microwave applications. In connection with the RF Business acquisition, on July 25, 2025, we assumed control of a wafer fabrication facility in RTP, North Carolina. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
In November 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced GaAs and GaN MMICs and integrated microwave assemblies located in Plano, Texas and San Diego, California. See Note 4 - Acquisitions to our Consolidated Financial Statements included in this Annual Report for more information.
In May 2026, we completed an investment in IQE plc (“Investee”), which included entering into a Subscription Agreement to purchase newly-issued ordinary shares of Investee (representing approximately 12% of Investee’s issued and outstanding ordinary shares on the date of issuance), for £30.0 million ($40.4 million), a five-year Convertible Loan Note Agreement with a principal balance of £15.0 million ($20.2 million), long-term supply agreements and rights to appoint two members to Investee’s board of directors. See Note 5 - Investments to our Consolidated Financial Statements included in this Annual Report for more information.
Our acquisition and investment strategy is intended to accelerate our growth, expand our technology portfolio, grow our addressable market and further create stockholder value.
Available Information

We maintain a website at www.macom.com, including an investors section, at which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. We encourage investors to monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts, as well as our social media channels (MACOM’s LinkedIn). You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites mentioned above, as well as our LinkedIn, Facebook and YouTube pages and X account, are not incorporated into and should not be considered a part of this report.

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
The semiconductor industry is highly cyclical and characterized by constant and rapid technological change, price erosion, product obsolescence, evolving standards, short product lifecycles and significant fluctuations in supply and demand. Historically, these conditions have led to product overcapacity, high inventory levels and accelerated erosion of average selling prices (“ASPs”). For instance, capital spending on Data Center infrastructure to support artificial intelligence (“AI”) applications is rapidly expanding, which is increasing demand for our products. The pace of technology transitions in AI infrastructure may be rapid, and market enthusiasm and capital spending for AI-related infrastructure and applications may be cyclical or volatile. If capital spending on Data Center infrastructure slows down, if customers delay or reduce deployments of new AI infrastructure, or if we fail to anticipate and keep pace with these technology transitions, demand for our products may decline. Downturns in our industry may be prolonged, and downturns in many sectors of the electronic systems industry have in the past contributed to extended periods of weak demand for semiconductor products. We have experienced decreases in our revenue, profitability, cash flows and stock price during such downturns in the past, and may be similarly harmed by future downturns, particularly if we are unable to effectively respond to reduced demand in a particular market.
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
Our quarterly and annual operating results and related expectations may vary significantly in the future based upon a number of factors, many of which are beyond our control, including: general economic growth or decline in the U.S. or foreign markets; reduction in AI infrastructure and/or U.S. defense spending; reduction or cancellation of orders by customers; the amount of new customer orders we book and ship in any particular fiscal quarter; relative linearity of our shipments within any particular fiscal quarter; the gain or loss of a key customer or significant changes in demand and/or fluctuations in the markets we serve; fluctuations in the levels of component inventories held by our customers and accurate forecasting by customers; fluctuations in manufacturing output, yields, capacity levels, quality control or other potential problems or delays we or our subcontractors may experience in the fabrication, assembly, testing or delivery of our products; success of our investments in R&D; availability, quality and cost of semiconductor wafers and other raw materials, equipment, components and internal or outsourced manufacturing, packaging and test capacity, particularly where we have only one qualified source of supply; effects of seasonal and other changes in customer demand; effects of competitive pricing pressures, including decreases in ASPs of our products; loss of key personnel or the shortage of available skilled workers; our failure to remain abreast of new and improved semiconductor process technologies; failure of our partners in strategic alliances, which may prevent us from achieving commercial success in such alliance; the exposure of our operations to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest, unstable governments and legal systems and inter-governmental disputes; changes in laws and regulations in the U.S. and other countries, or the interpretations thereof; and the effects of war, natural disasters, global pandemics, acts of terrorism, macroeconomic uncertainty or decline including increased levels of inflation or geopolitical unrest.
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
In the fiscal year ended October 2, 2026, no direct customers individually accounted for 10% or more of our revenue and sales to our top 10 direct and distribution customers accounted for an aggregate of 58.3% of our revenue. Two of our resellers individually accounted for 20.3% and 14.3% of our revenue in fiscal year 2026, and our largest reseller represented approximately 29.0% of our accounts receivable as of October 2, 2026, which concentrates our credit risk. In addition, demand for our Data Center products depends significantly on the capital spending of a limited number of hyperscale data center operators, which may purchase our products indirectly through module manufacturers, contract manufacturers or resellers. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. The purchasing arrangements with our customers are typically conducted on a purchase order basis that does not require our customers to purchase any minimum amount of our products over a period of time. As a result, it is possible that any of our major customers could terminate their purchasing arrangements with us with little or no warning and without penalty, or significantly reduce or delay the amount of our products that they order, purchase products from our competitors or develop their own products internally. The loss of, or a reduction in, orders from any major customer may cause a material decline in revenue and adversely affect our results of operations.
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
Even when we achieve a design win, success is not guaranteed. Customer qualification and design cycles can be lengthy, and it may take a year or more following a successful design win and product qualification for one of our products to be purchased in volume by the customer. In addition, while we may be successful in achieving a design win, we ultimately may fail to be qualified, or re-qualified, by the customer resulting in lost time and resources with lost or foregone revenue. Furthermore, any difficulties our customer may experience in completing its own qualifications may delay or prevent us from translating the design win into revenue. Any of these events or any cancellation of a customer’s program or failure of our customer to market its own product successfully after our design win, could materially and adversely affect our business, financial condition and results of operations, as we may have incurred significant expense and generated no revenue.
Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems.
We rely on our information technology (“IT”) systems and services for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business. In the ordinary course of our business, we and our third-party service providers collect, maintain and transmit sensitive data on our networks and systems, including Company and third-party intellectual property and proprietary or confidential business information (such as research data and personal information). These systems and services are both internally managed and outsourced, and, in many cases, we rely upon third-party service providers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and have a material adverse effect on our business, financial condition and/or results of operations. Our operations are heavily dependent on the functioning of our IT infrastructure (including services provided by third parties) to carry out our business processes and our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although our internal information security team has adopted administrative, technical and physical safeguards and actively takes steps to protect our information, data and operational systems, unauthorized persons or disloyal insiders may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise and/or exfiltrate our confidential information or that of third parties and cause a disruption or failure of our information and/or operational technology systems. Failure of one or more of our vendors to continue to provide infrastructure services could have a material adverse effect on our business. In addition, we have in the past and may in the future be subject to attacks in which third parties attempt to obtain personal information and/or infiltrate our systems to obtain proprietary or confidential information, disrupt operations by deploying malicious code, viruses or malware (such as ransomware). Cyberattacks are increasing in number and sophistication, are often well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used by cyber attackers change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The emergence and increasing maturation of AI capabilities may lead to new or more sophisticated methods of cyberattack, including the use of AI-generated social engineering, automated vulnerability exploitation and other forms of generative automation that could increase the speed, scale or effectiveness of threat activity directed at us, our third-party service providers or our customers. In addition to other factors, our position within the supply chain to the U.S. Government may increase our risk of being targeted by malicious actors. Similarly, attackers could implant malicious code into software that we may purchase, and this supply chain vulnerability could disrupt our operations, compromise our data or lead to other cyber harms. Recent global developments have created an environment in which malicious actors may have increased opportunity and motivation for breaching or compromising our systems.

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
U.S. and foreign regulators, as well as customers and service providers, have also increased their focus on cybersecurity vulnerabilities and risks. Compliance with laws, regulations and contractual provisions concerning privacy, cybersecurity, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden. In addition, government and customer cybersecurity requirements continue to evolve, including expanding incident notification and reporting obligations, and government and other customers’ procurement requirements may give rise to additional cybersecurity, sourcing, or certification requirements.
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
Our products are complex and frequently operate in high-performance, challenging environments. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. If such problems occur or become significant, we may experience reduced revenue and increased costs related to product recalls, inventory write-offs, warranty or damage claims, delays in, cancellations of or returns of product orders and other expenses. Certain of our distributors have inventory return and/or rotation rights, which may result in higher than expected product returns. The many materials and vendors used in the manufacture of our products increase the risk that some defects may escape detection in our manufacturing process and subsequently affect our customers, even in the case of long-standing product designs. Our use of newly-developed or less mature semiconductor process technologies, which have a less extensive track record of reliability in the field than other more mature process technologies, also increases the risk of performance and reliability problems. These matters have arisen in our operations from time to time in the past, have resulted in significant expense to us per occurrence and will likely occur again in the future. The occurrence of defects could result in product returns and liability claims, reduced product shipments, damage to our customer or supplier relationships, the loss of or delay in market acceptance of our products, costly litigation, harm to our reputation, diversion of management’s time and resources, lower revenue, increased expenses and reduced profitability. Any warranty or other rights we may have against our suppliers for quality issues caused by them may be more limited than those our customers have against us, based on our relative size, bargaining power or otherwise. In addition, any product recall or product liability claim brought against us, particularly in high-volume consumer markets, could have a material negative impact on our reputation, business, financial condition or results of operations.
The outcome of any litigation in which we are involved is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.
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
The legal systems in many of the regions in which we conduct business or in which we may potentially make future investments through expansion, which may include acquisitions, can lack transparency in certain respects relative to that of the U.S. and can accord local government authorities a higher degree of control and discretion over business than is customary in the U.S. This makes the process of obtaining necessary regulatory approvals and maintaining compliance inherently more difficult and unpredictable. In addition, the protection accorded to proprietary technology and know-how under certain legal systems may not be as strong as in the U.S., and, as a result, we may lose valuable trade secrets and competitive advantages. The cost of doing business in European jurisdictions can also be higher than in the U.S. due to exchange rates, local collective bargaining regimes and local legal requirements regarding employee benefits and employer-employee relations, in particular. We are also subject to U.S. legal requirements related to our foreign operations, including the Foreign Corrupt Practices Act.
Sales to customers located outside the U.S. accounted for 61.9% of our revenue for the fiscal year ended October 2, 2026. Sales to customers located in China and the Asia Pacific region typically account for a large portion of our overall sales to customers located outside the U.S. For example, fiscal year 2026 sales to customers in China and the Asia Pacific region accounted for 37.7% and 11.6% of total fiscal year 2026 sales, respectively. We expect that revenue from international sales generally, and sales to China and the Asia Pacific region specifically, will continue to be a material part of our total revenue. Therefore, any financial crisis, trade war or dispute, domestic semiconductor supply chain initiatives, health crisis or other major event causing business disruption in international jurisdictions generally, and China and the Asia Pacific region in particular, could negatively affect our future revenues and results of operations. For example, in October 2022 and 2023, BIS introduced restrictions related to semiconductor manufacturing, supercomputer and advanced computing items and end-uses, which restrict or prohibit the ability to sell, ship and support certain equipment and services to China. BIS has continued to expand these controls, including by adding Chinese companies to the Entity List and by adopting a September 2025 rule that extends Entity List restrictions to entities owned 50% or more by listed parties, which BIS suspended for one year in November 2025. If that rule or similar measures take effect, we may be required to obtain licenses, which may not be granted, to sell to certain existing customers in China. Such actions in the future, as well as China’s continuously evolving policies, laws and regulations, including those related to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation (including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers) and intellectual property rights and enforcement and protection of those rights, could increase the cost of doing business in China, foster the emergence of additional Chinese-based competitors and/or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations. Additionally, other factors affecting the Chinese economy, such as government-imposed lockdowns in response to a pandemic, inflation, geopolitical conflict, or otherwise, could limit the demand in China for electronic devices containing our products, which could have a material adverse effect on our business and results of operations.
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
In addition, if terrorist activity, armed conflict, civil, economic or military unrest, natural disasters, global pandemics, embargoes or other economic sanctions, enforcement actions against governments, governmental entities or private entities or political instability occurs in the U.S. or other locations, such events may disrupt our manufacturing, assembly, logistics, security and communications, labor issues and transportation and other disruptions, and could also result in reduced demand for our products. We have in the past and, may again in the future, experience difficulties relating to employees traveling in and out of countries facing civil unrest or political instability and with obtaining travel visas for our employees. There can be no assurance that we can mitigate all identified risks with reasonable effort. The occurrence of any of these events, including the conflicts in Ukraine and the Middle East and any escalation of tensions between China and Taiwan, where we operate an assembly and test facility and where certain of our suppliers are located, could have a material adverse effect on our operating results.
Adverse global economic conditions, including as a result of evolving impacts from global tariffs, sanctions or other trade tensions, and our ability to effectively respond to rapidly changing rules and regulations, could negatively impact our business, results of operations, financial condition and liquidity.
A slowdown in the global economy or in a particular region or industry, uncertainty and volatility in financial markets and other unfavorable changes in economic conditions, such as inflation or major central bank policy actions, as well as an increase in geopolitical conflicts, trade tensions and restrictions, including related tariffs and retaliatory trade measures, sanctions, and the need to obtain required licenses and approvals could disrupt our access to markets, customers and suppliers, negatively impact our investment portfolio and cash balances, including rendering some or all of our investment portfolio illiquid, and negatively impact our business, financial condition and liquidity. In addition, as rules and regulations rapidly change across multiple jurisdictions, we could be negatively impacted by any failure to effectively respond to such changes. These risks may be particularly acute in the semiconductor industry, where cyclical demand patterns and rapid technological changes can amplify economic headwinds.
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
The semiconductor industry is highly competitive. While we compete with a wide variety of companies, our significant competitors include, among others, ADI, Broadcom, Credo, Marvell, MaxLinear, Microchip, NXP, Semtech, Skyworks and Sumitomo as well as increased competition from Chinese companies.
We believe future competition could also come from companies developing new alternative technologies, component suppliers based in countries with lower production costs and IC manufacturers achieving higher levels of integration that exceed the functionality offered by our products. Our customers and suppliers could also develop products that compete with or replace our products. For example, certain large customers, particularly hyperscale cloud and other data center operators, may develop and use proprietary semiconductor solutions, customer-owned tooling or other products internally to ensure supply, reduce costs or meet their specific requirements. If these customers increasingly insource semiconductor design or production, demand for our products could decline, and we could lose design wins, market share or revenue. Increased competition has in the past and could in the future lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.
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

Changes in the U.S. Government Administration could materially affect our business, financial condition and results of operations.
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
For example, in January 2025 we announced a preliminary, non-binding agreement with the CHIPS Program Office (the “CPO”) that could provide for proposed direct funding to the Company from the U.S. Department of Commerce under the CHIPS and Science Act of 2022 (the “CHIPS Act”) of up to $70.0 million. The U.S. Government Administration may reverse or modify the terms of the CHIPS Act and associated funding provisions and opportunities contained therein and resulting therefrom, potentially freezing or retracting the provision of government funding under the CHIPS Act and impacting our ability to execute our strategic investment plan and to negotiate and finalize a definitive agreement with and receive funding from the Federal and State governments. Any definitive funding agreement may impose conditions relating to technology sharing, restrictions on licensing our intellectual property, reporting and compliance obligations. These conditions could constrain our ability to use, license or commercialize our intellectual property and increase our costs and operational restrictions.
In addition, any significant changes enacted by the current U.S. Government Administration to the Internal Revenue Code of 1986, as amended (the “Code”), or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate. On July 4, 2025, Public Law 119-21 (the “2025 Bill”) was enacted. The 2025 Bill, among other changes, increased the CHIPS Act investment tax credit (“ITC”) from 25% to 35% for qualifying assets placed in service after December 31, 2025 and permits the deduction of applicable domestic research and development costs in the year incurred rather than requiring their deferral and amortization over five years. While some provisions of the 2025 Bill may reduce our tax liability, such as modifications to corporate taxes, deductions, credits, treatment of foreign income and expensing rules, others may introduce additional complexity and audit risk. The ultimate impact of the 2025 Bill will depend on future Treasury regulations, IRS guidance and our business operations, and we may be adversely affected if the 2025 Bill or related guidance is modified or interpreted in a manner that increases our tax liabilities or compliance costs.
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
We routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, design teams, products and businesses. We expect to pursue such transactions if appropriate opportunities arise. However, we may not be able to identify suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all and may face intense competition for such opportunities. For example, on May 28, 2026, MACOM U.S. completed an investment in Investee (IQE plc) that included a subscription for newly issued ordinary shares of Investee for £30.0 million ($40.4 million), representing approximately 12% of Investee’s issued and outstanding ordinary shares on the date of issuance, a five-year, zero-coupon convertible loan note with a principal balance of £15.0 million ($20.2 million), long-term supply agreements and rights to appoint two members to Investee’s board of directors. In this transaction and any other potential transactions we may pursue in the future, we will face numerous risks, including, among others, diverting management’s attention from normal daily operations of our business; inability to exercise control or influence over the operations, strategy or financial decisions of a company in which we have made an investment; dependence on the existing management, board and operations of investee companies to successfully execute their business plans; exposure to risks and liabilities arising from the operations of investee companies over which we may have limited or no control; decline in the value of our investments due to factors including the investee company's financial performance, market conditions, competitive pressures or adverse developments in the investee company's industry; failing to realize the anticipated strategic benefits and synergies of an acquisition or investment; difficulties in integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; potential loss of key personnel of the acquired company as well as their know-how, relationships and expertise; challenges successfully integrating acquired personnel, operations and businesses; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed transactions to offset expenses associated with our efforts; acquiring material or unknown liabilities associated with any acquired operations; litigation associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.
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
We sell many of our products to customers through independent sales representatives and distributors, as well as through our direct sales force. We are unable to predict the extent to which our independent sales representatives and distributors will be successful in marketing and selling our products. Our relationships with our representatives and distributors typically may be terminated by either party at any time, and do not require them to buy any of our products. Sales to distributors accounted for approximately 47.6% of our revenue for the fiscal year ended October 2, 2026. If our sales representatives or distributors cease doing business with us or fail to successfully market and sell our products, our ability to sustain and grow our revenue could be materially adversely affected.
We may be unable to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.
We may be unable to realize the expected benefits from acquisitions of companies and certain businesses of companies because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies’ and businesses’ technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.
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
We believe our continued ability to recruit, hire, retain and motivate highly skilled engineering, operations, sales, administrative and managerial personnel is key to our future success. Competition for these employees is intense. Our failure to retain current employees and hire additional qualified personnel in a timely manner and on reasonable terms could harm our competitiveness and results of operations. In particular, the loss of any member of our senior management team could strengthen a competitor, weaken customer relationships or harm our ability to implement our business strategy. In addition, from time to time, we may recruit and hire employees from competitors, customers, suppliers and distributors, which could result in liability to us and damage our business relationship with these parties.
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
We operate semiconductor wafer processing and manufacturing facilities at our headquarters in Lowell, Massachusetts, and at our Ann Arbor, Michigan, RTP, North Carolina and Limeil-Brévannes, France sites. These facilities are also important internal design, assembly and test facilities. We maintain other internal assembly and test operation facilities as well, including leased sites in Hamilton, New Jersey, Morgan Hill, California, Nashua, New Hampshire, and Hsinchu, Taiwan. We also use multiple external foundries for outsourced semiconductor wafer supply, as well as multiple domestic and Asian assembly and test suppliers to assemble and test our products. A number of factors will affect the future success of these internal manufacturing facilities and outsourced supply and service arrangements, including the level of demand for our products; our ability to expand and contract our facilities and purchase commitments in a timely and cost-effective manner; our ability to generate revenue in amounts that cover the significant fixed costs of operating our facilities; our ability to qualify our facilities for new products and process technologies in a timely manner and avoid complications; the availability of raw materials; the availability and continued operation of key equipment; our manufacturing cycle times and yields; political and economic risks; the occurrence of natural disasters, pandemics, acts of terrorism, armed conflicts or unrest impacting our facilities and those of our outsourced suppliers; our ability to hire, train, manage and retain qualified production personnel; our compliance with applicable environmental and other laws and regulations; our ability to avoid prolonged periods of downtime or high levels of scrap in our and our suppliers’ facilities for any reason; and our ability to negotiate renewals to our existing lease agreements on favorable terms and without disruption to our wafer processing and manufacturing and internal assembly and test operations at our sites where such activities take place. In addition, certain of our manufacturing operations require a continuous supply of critical materials, including various precious metals, exotic gases and chemicals, wafer substrate materials such as silicon, GaAs, GaN, silicon carbide, InP, and high-purity source materials such as gallium, germanium, arsenic, indium and aluminum, which we obtain from a limited number of qualified suppliers. The availability of these materials could become constrained due to increased global demand and limited global production capacity, geopolitical factors, supply chain disruptions and export control restrictions imposed by domestic or foreign governments. Any shortage, export restriction or license denial, extended lead times, price increases or quality issues with these materials could delay our production, increase our costs and prevent us from fulfilling customer orders. The effectiveness of our supply chain could be adversely affected by such issues and have a material adverse effect on our business, financial condition and results of operations.
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
Some of our revenue is derived from contracts with agencies of the U.S. Government or subcontracts with its prime contractors. As a U.S. Government contractor or subcontractor, we may be subject to federal contracting regulations, including the Federal Acquisition Regulation, which governs, among other things, the allowability of costs incurred by us in the performance of U.S. Government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the U.S. Government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. In connection with our U.S. Government business, we may also be subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. U.S. Department of Defense contracts also increasingly require compliance with cybersecurity requirements, including the Cybersecurity Maturity Model Certification program, which began a phased implementation in November 2025 and the scope and timing of which remain subject to change. Our Trusted Foundry accreditation and facility security clearances are also subject to periodic review. Any failure to obtain or maintain required certifications, accreditations or clearances, or allegations that our certifications were inaccurate, could result in the loss of contracts, False Claims Act liability, suspension or debarment. Any such suspension or debarment or other sanction could have an adverse effect on our business. In addition, if we are unable to comply with security clearance requirements, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
Risks Relating to Research and Development, Intellectual Property and New Technologies
Our investments in technology and R&D may not be successful, which may impact our profitability.
The semiconductor industry requires substantial investment in technology as well as R&D in order to bring to market new and enhanced technologies and products. Our R&D expenses were $285.8 million for the fiscal year ended October 2, 2026. In each of the last three fiscal years, we invested in R&D as part of our strategy toward the development of innovative products and solutions to help support our growth and profitability. We cannot assure you if, or when, the products and solutions where we have focused our R&D expenditures will become commercially successful. In addition, we may not have sufficient resources to maintain the level of investment in R&D required to remain competitive or succeed in our strategy. Our efforts to develop new and improved process technologies for use in our products require substantial expenditures that may generate an inadequate return on investment, if any, or may take longer than we anticipate to generate a return. For example, we have in the past and may continue to experience additional and new unexpected difficulties, expenses or delays in qualifying and completing certain of our development projects including our GaN-on-Silicon, certain Laser products and our Air Force Research Laboratory related process technology transfer. These development risks may be associated with internal MACOM capabilities and/or external factors, which may include, but are not limited to, matters with one or more third-party foundries, assembly and test suppliers, qualifying related products with our customers and marketing efforts, and we may not be successful in process or product qualification and/or manufacturing cost reductions. In addition, we may not realize the competitive advantage we anticipate from related investments and may not realize customer demand that meets our expectations, any of which could lead to higher than expected operating expense, lower than expected revenue and gross margin, associated charges or otherwise reduce the price of our common stock. We may not be successful in our R&D efforts or may not realize the competitive advantages, revenues or profits we anticipate from new products, any of which may lead to higher R&D expense, lower than expected revenues and gross margin and reduced profitability, or may otherwise harm our business or reduce the price of our common stock. Such results, or anticipated results, may cause us to reevaluate our investment in those areas of our business.
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
We purchase numerous raw materials, such as ceramic packages, precious metals, semiconductor wafers and ICs, from a limited number of external suppliers. We also currently use several external manufacturing suppliers for assembly and testing of our products, and in some cases for fully outsourced turnkey manufacturing of our products. We expect to increase our use of outsourced manufacturing in the future as a strategy. Any substantial disruption in the contract manufacturing services that we utilize as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations. Further, the use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components, the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs and misappropriation of our intellectual property. If these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our customer relations and results of operations. We generally purchase raw materials on a purchase order basis, and we do not have significant long-term supply commitments from our vendors. The long-term supply commitments we have may result in an obligation to purchase excess material, which may materially and negatively impact our operating results. To secure access to wafer capacity and critical materials, we have made, and may in the future make, strategic investments in suppliers, such as our investment in Investee (IQE plc), and suppliers may require prepayments, capacity reservation fees or take-or-pay commitments. These arrangements use capital that could otherwise fund other priorities, may obligate us to purchase more than we need and could result in losses if a supplier’s financial condition deteriorates. In terms of relative bargaining power, many of our suppliers are larger than we are, with greater resources, and many of their other customers are larger and have greater resources than we do. These vendors may choose to supply others in preference to us in times of capacity constraint or otherwise, particularly where the other customers purchase in higher volume. Third-party supplier capacity constraints have in the past and may in the future prevent us from supplying customer demand that we otherwise could have fulfilled at attractive prices. If we have a firm commitment to supply our customers but are unable to do so we may be liable for resulting damages and expense incurred by our customers.
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
Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Patent litigation is expensive and our ability to enforce our patents and other intellectual property is limited by our financial resources and is subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, are otherwise not enforceable or are licensed to the party against whom we assert a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which is a frequent occurrence in such litigations.
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
Our future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements, competition laws, trade laws, import and export restrictions, privacy laws and environmental laws in the U.S. and other countries. The U.S. Government has implemented tariff and other trade control policies, and may take further actions, that have led to, and may lead to further, changes to U.S. and international export and import controls or trade policies, including tariffs affecting certain products exported by a number of U.S. trading partners, including China. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products and export controls on rare earth elements and on gallium, germanium, indium and other critical minerals, which could impact our supply chain and increase our costs. It is unknown whether and to what extent new tariffs, export control measures or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry and customers.
In addition, in April 2025, the BIS announced the initiation of investigations under Section 232 of the Trade Expansion Act of 1962 into the effects on U.S. national security of imports of semiconductors, semiconductor manufacturing equipment and derivative products. On January 14, 2026, the President issued a presidential proclamation formally concurring with the findings of BIS’s report on such investigations and adopting a two-phase implementation plan, which includes the imposition of additional tariffs on certain advanced computing semiconductors and derivative hardware. These tariffs, and any additional import restrictions or other trade measures affecting semiconductor products, could increase our costs, restrict our market access or otherwise adversely affect our business and results of operations.
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
Certain of our products are subject to the Export Administration Regulations, administered by the BIS, which require that we obtain an export license before we can export products or technology to specified countries. Other products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Ongoing export control reform has changed and is expected to continue to change rules applicable to us in the future in ways we do not yet fully understand, and we have experienced and will continue to experience challenges in complying with the new rules as they become effective, resulting in difficulties or an inability to ship products to certain countries and customers.
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
Our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region, each of which can change from period to period. We are subject to income taxes in both the U.S. and various foreign jurisdictions and significant judgment is required to determine our worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the amount of our earnings attributable to countries with differing statutory tax rates, changes in the valuation of our deferred tax assets, changes in tax laws (or the interpretation of those laws by regulators) or tax rates (particularly in the U.S. or Ireland), increases in non-deductible expenses, the availability of tax credits (including, but not limited to through the CHIPS Act), material audit assessments or repatriation of non-U.S. earnings, each of which could materially affect our profitability. In addition, many jurisdictions in which we operate, including Ireland and other European Union member states, have enacted legislation implementing the Organisation for Economic Co-operation and Development’s global minimum tax framework (“Pillar Two”), which generally imposes a minimum effective tax rate of 15% and applies or may apply to us. Although the OECD Inclusive Framework approved a “side-by-side” arrangement in January 2026 for groups headquartered in jurisdictions with qualifying tax regimes, including the United States, the implementation of Pillar Two and related safe harbors remains uncertain and could increase our effective tax rate and compliance costs. For example, as of October 2, 2026, we had $215.2 million of gross federal net operating loss (“NOL”) carryforwards, which, for those generated prior to the effective date of the U.S. Tax Act, will expire at various dates through 2036, while those generated subsequent to the U.S. Tax Act have an indefinite carryforward with no expiration. However, our ability to use these federal NOL carryforwards and other deferred tax assets may be limited. Realization of our deferred tax assets is dependent upon us generating sufficient future taxable income. Deferred tax assets are reviewed and assessed on a periodic basis for future realizability. Future charges against our earnings could result in all or some portion of the deferred tax asset to not be realized. This could be caused by, among other things, deterioration in our operational performance, future impairment charges, adverse market conditions, geopolitical unrest, adverse changes in tax and other applicable laws or regulations and a variety of other factors. Any significant increase in our effective tax rates could materially reduce our net income in future periods and decrease the value of your investment in our common stock.
We may need to modify our activities or incur substantial costs to comply with environmental laws, and if we fail to comply with environmental laws, we could be subject to substantial fines or be required to change our operations.
We are subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating climate change and other environmental harms, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances used to manufacture our products which could restrict our ability to expand our facilities or build new facilities, or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operations. If we fail to comply with these regulations, substantial fines could be imposed on us and we could be required to suspend production, alter manufacturing processes, cease operations or remediate polluted land, air or groundwater, any of which could have a negative effect on our revenue, results of operations and business. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. In addition, alternative designs implemented in response to regulations may be costlier to produce, resulting in an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely fashion or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results. We have incurred in the past and may in the future incur environmental liability based on the actions of prior owners, lessees or neighbors of sites we have leased or may lease in the future, third-party commercial waste disposal sites we utilize or sites we become associated with due to acquisitions.
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
Global privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex data privacy compliance environment and the potential for high-profile negative publicity in the event of any data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on processing personal data across our business. For example, the General Data Protection Regulation (“GDPR”) requires compliance with rules regarding the handling of personal data belonging to individuals in the European Economic Area, and the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) provide enhanced privacy rights and consumer protection for residents of California. In addition to the CCPA and CPRA, a growing number of other U.S. states have enacted or are considering comprehensive privacy laws that impose varying requirements regarding the processing and protection of personal information, and this patchwork of differing state requirements increases the cost and complexity of compliance. Further, a number of these laws and regulations provide for significant penalties in the case of non-compliance. We have invested, and continue to invest, human and technology resources into our data privacy compliance efforts. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third-party data or to comply with the applicable data privacy regimes. In addition, laws and regulations applicable to AI technologies are rapidly evolving across multiple jurisdictions, including the European Union and several U.S. states, and may impose new requirements on the use of personal data in connection with AI-enabled tools and processes. Changes in these legal frameworks, or their interpretation, could increase our compliance obligations and costs.
Our use of artificial intelligence technologies may expose us to operational, legal and reputational risks.
We use, and expect to increasingly use, AI technologies, including generative AI tools provided by third parties, in our product design, engineering, manufacturing and business processes. AI technologies may produce inaccurate, incomplete or biased outputs, and our use of them could result in the unintended disclosure of our or third parties’ confidential information, trade secrets or export-controlled technical data, claims of intellectual property infringement, or our inability to obtain or enforce intellectual property protection for AI-assisted developments. Laws and regulations governing AI are evolving rapidly and inconsistently across jurisdictions, and compliance may require significant resources. If we fail to implement appropriate governance over our use of AI, or if AI tools we rely on fail or are compromised, our business, reputation and results of operations could be adversely affected.
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
For example, between May 26, 2026 and July 29, 2026, the market price of our common stock had a cumulative decline of approximately 44.2%. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We are required to maintain disclosure controls and procedures and internal controls over financial reporting that are effective for the purposes described in “Item 9A - Controls and Procedures” below. The existence of a material weakness in our internal controls may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow, results of operations or the trading price of our stock.
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
Provisions of our fifth amended and restated certificate of incorporation and fourth amended and restated bylaws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorization of the issuance of “blank check” preferred stock and advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporation Law may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock. Our board of directors could rely on Delaware law to prevent or delay an acquisition of the Company, and this reliance could reduce our value.
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
Risks Relating to our Convertible Notes
Servicing our 2029 Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal of our 0.00% convertible senior notes due 2029 (the “2029 Convertible Notes”), or to make cash payments in connection with any conversion of the 2029 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service the 2029 Convertible Notes or other indebtedness and make necessary expenditures. Conversions or other settlements of the 2029 Convertible Notes could require significant cash payments and/or the issuance of common stock, which could dilute existing stockholders. During the fiscal quarter ended October 2, 2026, the Stock Price Trigger under the indenture was satisfied, permitting holders to convert the 2029 Convertible Notes during our first fiscal quarter ending January 1, 2027. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2029 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Provisions in the indenture governing the 2029 Convertible Notes may delay or prevent an otherwise beneficial business combination.
The terms of the 2029 Convertible Notes require us to repurchase the 2029 Convertible Notes in the event of a “fundamental change,” as defined under the indenture governing the 2029 Convertible Notes. A fundamental change of our Company would trigger an option of the holders of the 2029 Convertible Notes to require us to repurchase the 2029 Convertible Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the 2029 Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2029 Convertible Notes. Furthermore, the indenture that governs the 2029 Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Convertible Notes. This may have the effect of delaying or preventing an acquisition of our Company that could be beneficial to investors.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Risk management and strategy.
We have adopted processes designed to assess, identify and manage material risks from cybersecurity threats. Those processes include regular risk assessments and control testing conducted periodically and whenever there are material changes to our systems or operations.
We have integrated cybersecurity risk management into our broader risk management framework. Our information security program is designed to align with the ISO/IEC 27001 standard, supplemented, where required by applicable law, regulation or customer requirements, by other jurisdiction- and sector-specific frameworks, such as standards published by the National Institute of Standards and Technology applicable to our U.S. defense business. Our risk management team collaborates with our Chief Information Security Officer (“CISO”) to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We maintain technical safeguards designed to detect potential vulnerabilities and anomalies and have adopted policies and procedures reasonably designed for the identification and notification of cybersecurity incidents.
As part of our risk management process, we engage with a range of outside providers, including cybersecurity assessors, consultants, legal advisors and auditors, to conduct periodic assessments of our cybersecurity program. Our collaboration with these third parties includes regular audits and threat assessments.
Overseeing Third-party Risk
We rely on third parties for various business functions and certain third-party service providers have access to some of our information systems and data depending on the nature of their engagements with us. We conduct vendor diligence and security assessments of certain third-party providers before engagement and maintain ongoing monitoring of their compliance with our cybersecurity standards.
Monitoring Cybersecurity Incidents
The CISO implements and oversees processes for the regular monitoring of our information systems. In the event of a cybersecurity incident, we have implemented an incident response plan, which includes immediate containment measures and longer-term strategies for remediation and prevention of future incidents.
Risks from Cybersecurity Threats
The semiconductor industry faces heightened cybersecurity risks, and we have experienced and expect to continue to experience cyber-attacks. Although we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, to-date, materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, there is no assurance that we will continue to be able to be successful in protecting and defending against such attacks in the future. As of the date of this report, we are not aware of a cybersecurity incident that resulted in a material effect on our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Our business and operations could suffer in the event of a security breach, cybersecurity incident or disruption of our information technology systems” under Item 1A. Risk Factors.
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
At the management level, our cybersecurity program is managed by our CISO, who reports to our Senior Vice President and Chief Financial Officer. Our CISO has over twenty-five years of information security experience, including prior cybersecurity leadership roles and relevant industry certifications.

ITEM 2. PROPERTIES.
Our principal executive offices are located in a leased facility in Lowell, Massachusetts. In addition to our corporate headquarters facility the following is a list of our main facilities and their primary functions.

Site	Major Activity (1)	Square Footage	Lease Expiration
Lowell, Massachusetts	A, P&F, T&A, AE, S&M and RT	281,700	October 2043
RTP, North Carolina	A, R&D, P&F, T&A, S&M and RT	183,700	June 2037
Limeil-Brévannes, France	A, P&F, T&A, S&M and RT	164,752	Owned
Morgan Hill, California	A, P&F, R&D, AE, RT, T&A	73,783	February 2028
Newport Beach, California	R&D, AE and S&M	57,412	June 2035
Ann Arbor, Michigan	P&F, R&D and T&A, RT	50,335	May 2029
Hamilton, New Jersey	A, T&A, AE, R&D, S&M and RT	35,750	November 2033
Nashua, New Hampshire	R&D, T&A, P&F and RT	33,750	December 2027
Hsinchu, Taiwan	P&F, T&A and RT	24,282	December 2027
Milpitas, California	R&D, AE and S&M	22,246	September 2029
Cork, Ireland	A, R&D, S&M, AE and RT	21,422	November 2026
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “MTSI” since March 15, 2012. The number of stockholders of record of our common stock as of November 10, 2026 was approximately 73. The number of stockholders of record does not include beneficial owners whose shares are held by nominees in street name.
Stock Price Performance Graph
The following graph shows a comparison from October 1, 2021 through October 2, 2026 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index and the PHLX Semiconductor Index. The amounts represented below assume an investment of $100.00 in our common stock at the closing price of $65.34 on October 1, 2021 and in the Nasdaq Composite Index and the PHLX Semiconductor Index on the closest month end date of October 1, 2021, and assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among MACOM Technology Solutions Holdings, Inc., the Nasdaq Composite Index, and the PHLX Semiconductor Index
$600
$500
$400
$300
$200
$100
$-
10/1/2021
9/30/2022
9/29/2023
9/27/2024
10/3/2025
10/2/2026
MACOM Technology Solutions Holdings, Inc.
NASDAQ Composite Index
PHLX Semiconductor Sector Index

	October 1, 2021	September 30, 2022	September 29, 2023	September 27, 2024	October 3, 2025	October 2, 2026

MACOM Technology Solutions Holdings, Inc.	$100.00	$79.26	$124.85	$170.68	$195.00	$492.19
Nasdaq Composite Index	$100.00	$73.15	$92.24	$127.39	$161.26	$193.63
PHLX Semiconductor Index	$100.00	$70.73	$105.31	$159.98	$201.88	$402.82

Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the fiscal quarter ended October 2, 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2026—July 31, 2026	1,944	$276.29	—	—
August 1, 2026—August 28, 2026	2,379	301.49	—	—
August 29, 2026—October 2, 2026	451	240.02	—	—
Total	4,774	$285.42	—	—
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
Equity Compensation Plan Information
We have two equity compensation plans under which shares are currently authorized for issuance, our 2021 Omnibus Incentive Plan (the “2021 Plan”) and our 2021 Employee Stock Purchase Plan. Each of our aforementioned plans was approved by our stockholders. The following table provides information regarding securities authorized for issuance as of October 2, 2026 under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	—	$—	3,471,713
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	3,471,713

(1) Does not include 1,210,583 unvested shares outstanding as of October 2, 2026 in the form of restricted stock units under the 2021 Plan, which do not require the payment of any consideration by the recipients.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
The following section generally discusses our financial condition and results of operations for our fiscal year ended October 2, 2026 (“fiscal year 2026”) compared to our fiscal year ended October 3, 2025 (“fiscal year 2025”). A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to our fiscal year ended September 27, 2024 (“fiscal year 2024”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2025, filed with the SEC on November 14, 2025.

OVERVIEW
We design and manufacture semiconductor products and solutions for I&D, Data Center and Telecom industries. Headquartered in Lowell, Massachusetts, we have more than 75 years of applications expertise, with silicon, GaAs, GaN and InP fabrication, manufacturing, assembly and test, and operational facilities throughout North America, Europe and Asia. We design, develop and manufacture differentiated RF and optical semiconductor products and solutions for customers who demand high performance, quality and reliability. We offer a broad product portfolio consisting of thousands of standard and custom devices, which include ICs, MCMs, diodes, amplifiers, switches and switch limiters, passive and active components including RF and optical subsystems, which make up dozens of product lines that service over 6,000 end customers in our three primary markets. Our customers generally incorporate our products into larger electronic systems, such as wireless base stations, high-capacity optical networks, data center networks, radar, medical systems, satellite networks and test and measurement applications. Our primary end markets are: (1) I&D, which includes military and commercial radar, RF jammers, electronic countermeasures, communication data links, space-related electronics and various wired and wireless multi-market applications, which include industrial, medical, test and measurement and scientific applications; (2) Data Center, which includes intra-Data Center, DCI applications, at 100G, 200G, 400G, 800G, 1.6T, 3.2T and higher speeds, enabled by our broad portfolio of analog ICs and photonic components for high speed connectivity customers; and (3) Telecom, which includes carrier infrastructure such as long-haul/metro, 5G and 6G infrastructure, SATCOM and FTTx/PON, among others.
See “Item 1 - Business” for additional information.
Basis of Presentation
We have one reportable operating segment and all intercompany balances have been eliminated in consolidation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2026 and 2024 each consisted of 52 weeks, and fiscal year 2025 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week in the first quarter of our fiscal year. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
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
Inventory valuation
When we evaluate inventory for excess quantities and obsolescence, we utilize historical product usage experience and expected demand for establishing our reserve estimates. Our actual product usage may vary from the historical experience and estimating demand is inherently difficult, particularly given the cyclical nature of the semiconductor industry, and both of these factors may result in us recording excess and obsolete inventory amounts that do not match the required amounts.
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

The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, including the federal statute controlling tax and spending policies enacted on July 4, 2025 (the “2025 Bill”), as well as court rulings. We recognize potential liabilities for anticipated tax audit matters in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.
For additional information related to these and other accounting policies refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report which is incorporated by reference herein.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our Statements of Operations data (in thousands):

	Fiscal Years
	2026	2025	2024
Revenue	$1,327,623	$967,258	$729,578
Cost of revenue (1)	557,227	438,256	335,805
Gross profit	770,396	529,002	393,773
Operating expenses:
Research and development (1)	285,830	244,466	182,158
Selling, general and administrative (1)	179,099	154,884	137,949
Total operating expenses	464,929	399,350	320,107
Income from operations	305,467	129,652	73,666
Other income (expense):
Interest income	29,760	29,853	22,986
Interest expense	(6,330)	(5,516)	(5,136)
Gain on investment fair value	60,989	—	—
Loss on extinguishment of debt	—	(193,098)	—
Gain on acquired assets and other income, net	—	10,084	10
Total other income (expense), net	84,419	(158,677)	17,860
Income (loss) before income taxes	389,886	(29,025)	91,526
Income tax expense	54,635	25,185	14,667
Net income (loss)	$335,251	$(54,210)	$76,859
(1)Includes (a) amortization expense related to intangible assets arising from acquisitions, purchased software licenses and licensed technology and (b) share-based compensation expense included in our Consolidated Statements of Operations as set forth below (in thousands):

	Fiscal Years
	2026	2025	2024
(a) Intangible amortization expense:
Cost of revenue	$6,486	$14,333	$14,790
Research and development	10,519	8,892	4,763
Selling, general and administrative	7,741	8,527	17,612
Total intangible amortization expense	$24,746	$31,752	$37,165
(b) Share-based compensation expense:
Cost of revenue	$10,500	$8,524	$5,938
Research and development	33,072	32,144	18,072
Selling, general and administrative	44,225	38,694	21,634
Total share-based compensation expense	$87,797	$79,362	$45,644

The following table sets forth, for the periods indicated, our Statements of Operations data expressed as a percentage of our revenue:

	Fiscal Years
	2026	2025	2024
Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.0	45.3	46.0
Gross profit	58.0	54.7	54.0
Operating expenses:
Research and development	21.5	25.3	25.0
Selling, general and administrative	13.5	16.0	18.9
Total operating expenses	35.0	41.3	43.9
Income from operations	23.0	13.4	10.1
Other income (expense):
Interest income	2.2	3.0	3.1
Interest expense	(0.5)	(0.6)	(0.7)
Gain on investment fair value	4.6	—	—
Loss on extinguishment of debt	—	(20.0)	—
Gain on acquired assets and other income, net	—	1.0	—
Total other income (expense), net	6.4	(16.6)	2.4
Income (loss) before income taxes	29.4	(3.2)	12.5
Income tax expense	4.1	2.6	2.0
Net income (loss)	25.3%	(5.8)%	10.5%
Comparison of Fiscal Year Ended October 2, 2026 to Fiscal Year Ended October 3, 2025
Revenue. In fiscal year 2026, our revenue increased by $360.4 million, or 37.3%, to $1,327.6 million from $967.3 million for fiscal year 2025. Fiscal year 2026 consisted of 52 weeks and fiscal year 2025 included 53 weeks. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
Revenue from our primary markets, the percentage of change between the years and revenue by primary markets expressed as a percentage of total revenue were (in thousands, except percentages):

	Fiscal Years
	2026	2025	% Change
Industrial & Defense	$536,367	$419,785	27.8%
Data Center	509,672	292,836	74.0%
Telecom	281,584	254,637	10.6%
Total	$1,327,623	$967,258	37.3%

	% of Total Revenue
Industrial & Defense	40.4%	43.4%
Data Center	38.4%	30.3%
Telecom	21.2%	26.3%
Total	100.0%	100.0%
In fiscal year 2026, our I&D market revenue increased by $116.6 million, or 27.8%, compared to fiscal year 2025. The increase was primarily driven by revenue growth from defense-related programs in support of RF and optical systems across communications, radar systems, electronic warfare, UAS and CUAS.
In fiscal year 2026, our Data Center market revenue increased by $216.8 million, or 74.0%, compared to fiscal year 2025. The increase was primarily driven by higher sales of optical Data Center products, including photodetectors, supporting high speed data rates up to 1.6T related to data center infrastructure build-outs.
In fiscal year 2026, our Telecom market revenue increased by $26.9 million, or 10.6%, compared to fiscal year 2025. The increase was primarily driven by higher sales of products for terrestrial and extraterrestrial broadband and RF communication systems and platforms.
Certain areas of our end markets could be negatively affected by any weakening of global economic conditions, including as a result of geopolitical conflicts and related trade restrictions, the evolving impacts from tariffs, sanctions, obtaining required licenses or other trade tensions (including implementation of new tariffs or retaliatory trade measures).

Sales to customers located in China, based on customer billing address, increased to 37.7% of our revenue in fiscal year 2026 from 28.4% in fiscal year 2025. Changes in U.S. or Chinese trade, export control or tariff policies, including those described in “Item 1A - Risk Factors,” could adversely affect our ability to sell products to customers in China.
Gross profit. In fiscal year 2026, our gross profit increased by $241.4 million, or 45.6%, compared to fiscal year 2025. Gross margin of 58.0% in fiscal year 2026 increased 330 basis points, compared to fiscal year 2025. The increase in gross profit during 2026 was primarily a result of higher sales, including improved product mix from sales of higher margin products, partially offset by increases in headcount and employee-related costs, production supplies and maintenance expense.
Research and development. In fiscal year 2026, research and development expense increased by $41.4 million, or 16.9%, to $285.8 million, representing 21.5% of revenue, compared with $244.5 million, representing 25.3% of revenue, in fiscal year 2025. Research and development expense increased during fiscal year 2026 primarily due to employee-related costs, including increases in headcount, higher R&D-related material costs and depreciation expense.
Selling, general and administrative. In fiscal year 2026, selling, general and administrative expenses increased by $24.2 million, or 15.6%, to $179.1 million, or 13.5% of revenue, compared with $154.9 million, or 16.0% of revenue, for fiscal year 2025. Selling, general and administrative expenses increased during fiscal year 2026 primarily due to increases in employee-related costs, share-based compensation expense, variable selling costs and professional fees.
Interest income. In fiscal year 2026, interest income was $29.8 million, or 2.2% of our revenue, compared to $29.9 million of interest income, or 3.0% of our revenue, for fiscal year 2025. The change in fiscal year 2026 is immaterial.
Interest expense. In fiscal year 2026, interest expense was $6.3 million, or 0.5% of our revenue, compared to $5.5 million of interest expense, or 0.6% of our revenue, for fiscal year 2025. The increase in fiscal year 2026 is primarily due to increases in interest expense on financing obligations (see Note 16 - Financing Obligation to the Consolidated Financial Statements included in this Annual Report), partially offset by a decrease in interest expense due to the settlement of the 2026 Convertible Notes (as defined in Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report).
Gain on investment fair value. In fiscal year 2026, we recorded a gain on investment fair value of $61.0 million, related to changes in the fair value of Long-Term Investments. See Note 5 - Investments to the Consolidated Financial Statements included in this Annual Report for additional information.
Loss on extinguishment of debt. In fiscal year 2025, we recognized a $193.1 million loss on exchange of our 2026 Convertible Notes. See Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report for additional information.
Gain on acquired assets and other income, net. In fiscal year 2025, we recognized a net gain of $10.1 million related to the transfer of assets, primarily inventory, associated with the RTP, North Carolina fabrication facility that we assumed control of on July 25, 2025. See Note 4 - Acquisitions to the Consolidated Financial Statements included in this Annual Report for additional information.
Income tax expense. In fiscal year 2026, income tax expense was $54.6 million compared to an expense of $25.2 million for fiscal year 2025. The increase in the provision is primarily due to an increase in income from operations before income taxes.
For fiscal year 2026, our effective tax rate was 14.0%. The difference between our effective tax rate for fiscal year 2026 and the U.S. federal income tax rate of 21% was primarily driven by the utilization of research and development credits against taxable income, foreign rate differential, and share-based compensation activity during the year. See Note 20 - Income Taxes to the Consolidated Financial Statements included in this Annual Report for additional information.
In July 2025, the U.S. Government enacted the 2025 Bill which permits the acceleration of any unamortized balance of domestic research and development expenses which were previously deferred and also increases the ITC relating to the CHIPS Act from 25% to 35% for qualifying assets placed into service after December 31, 2025. For fiscal year 2026, the Company has deducted $112.4 million of domestic research and development costs which were previously capitalized.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash flow activities for the fiscal years ended October 2, 2026 and October 3, 2025, respectively (in thousands):

	Fiscal Year Ended
	October 2, 2026	October 3, 2025
Cash and cash equivalents, beginning of period	$112,142	$146,806
Net cash provided by operating activities	357,086	235,368
Net cash used in investing activities	(147,932)	(328,263)
Net cash (used in) provided by financing activities	(209,156)	58,099
Effect of exchange rates on cash balances	(129)	132
Cash and cash equivalents, end of period	$112,011	$112,142
Cash Flow from Operating Activities:
Our cash flow from operating activities for fiscal year 2026 of $357.1 million consisted of net income of $335.3 million, which included non-cash charges of $114.5 million, primarily related to share-based compensation expense of $87.8 million, depreciation and intangible amortization expense of $62.6 million, partially offset by the gain on investment fair value of $61.0 million, and cash used by operating assets and liabilities of $92.7 million. The cash used by operating assets and liabilities of $92.7 million was primarily driven by an increase in accounts receivable of $60.9 million, an increase in inventory of $46.6 million, partially offset by an increase in accrued and other liabilities of $9.1 million.
Our cash flow from operating activities for fiscal year 2025 of $235.4 million consisted of a net loss of $54.2 million, which included non-cash charges of $327.4 million, primarily related to loss on extinguishment of debt of $193.1 million, depreciation and intangible amortization expense of $63.3 million, share-based compensation expense of $79.4 million, partially offset by cash used by operating assets and liabilities of $37.8 million. The cash used by operating assets and liabilities of $37.8 million was primarily driven by an increase in inventory of $26.6 million, an increase in accounts receivable of $42.0 million, partially offset by an increase in accounts payable of $22.2 million and an increase in accrued and other liabilities of $11.8 million.
Cash Flow from Investing Activities:
Our cash flow used in investing activities for fiscal year 2026 of $147.9 million consisted primarily of purchases of $264.9 million of short-term investments, capital expenditures of $64.4 million, purchases of long-term investments of $60.6 million and purchases of software licenses and licensed technology of $10.7 million, partially offset by proceeds of $249.8 million for the sale and maturities of short-term investments and other investing activities of $2.8 million.
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
Cash Flow from Financing Activities:
During fiscal year 2026, our cash used in financing activities of $209.2 million was primarily related to $161.2 million of repayment of the 2026 Convertible Notes, $56.9 million of common stock withheld associated with employee taxes on vested equity awards and $2.6 million of payments for finance leases and other financing activities, partially offset by $11.5 million of proceeds from employee stock purchases.
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
Liquidity
As of October 2, 2026, we held $112.0 million of cash and cash equivalents, primarily deposited with financial institutions as well as $680.4 million of liquid short-term investments. The undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested for the periods presented and we do not intend to repatriate such earnings. We believe the decision to reinvest these earnings will not have a significant impact on our liquidity. As of October 2, 2026, cash held by our indefinitely reinvested foreign subsidiaries was $6.5 million, which, along with cash generated from foreign operations, is expected to be used in the support of international growth and working capital requirements as well as the repayment of certain intercompany loans.

During the fiscal quarter ended October 2, 2026, the Stock Price Trigger (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report) was satisfied. As a result, holders of our 2029 Convertible Notes (as defined in Note 15 - Debt to the Consolidated Financial Statements included in this Annual Report) may convert their notes at their option at any time during the subsequent first fiscal quarter ending January 1, 2027 in multiples of $1,000 principal amount. For additional information related to our Liquidity and Capital Resources, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
On January 14, 2025, we announced the execution of a preliminary, non-binding agreement with the CPO, which could provide for proposed direct funding from the U.S. Department of Commerce under the CHIPS Act of up to $70.0 million. The potential direct funding arrangement and the associated definitive agreement remain under discussion with the CPO.
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
As of October 2, 2026, we had no off-balance sheet arrangements.
For additional information related to our Liquidity and Capital Resources, see Note 15 - Debt to our Consolidated Financial Statements included in this Annual Report.
Our other significant contractual payment obligations consist of purchase agreements and other commitments. We have purchase commitments of $328.8 million primarily related to services and inventory supply arrangements of which approximately $301.7 million are payments due within one year. Some of these purchase commitments may be cancellable.
As of October 2, 2026, we estimated $1.9 million in asset retirement obligations primarily for the restoration of leased facilities upon the termination of the related leases. Although it is reasonably possible that our estimates could change materially in the next twelve months, we are presently unable to reliably estimate when any cash settlement of these obligations may occur.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and short-term investments, as well as foreign exchange rate risk and equity price risk.
Interest rate risk. The primary objectives of our investment activity are to preserve principal, provide liquidity and invest excess cash for an average rate of return. To minimize market risk, we maintain our portfolio in cash and diversified investments, which may consist of corporate bonds, bank deposits, money market funds, commercial paper and U.S. Treasury securities. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio. We believe that a 1% change in interest rates would have a $7.9 million impact on our interest income, based on cash and cash equivalents and short-term investments balances as of October 2, 2026. We believe that a change in interest rates would not have a material impact on our results of operations, however, it could impact net income and earnings per share. We do not enter into financial instruments for trading or speculative purposes.
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
We have entered into foreign currency exchange hedging contracts to reduce the impact of foreign currency changes on certain intercompany foreign currency denominated debt. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These forward contracts are marked-to-market with changes in fair value recorded to earnings. As of October 2, 2026, we had $65.0 million in notional forward foreign currency contracts, which were denominated in Euro and Yen. The fair value of these forward contracts is immaterial as of October 2, 2026.
Equity price risk. We are exposed to equity price risk and British pound exchange rate risk on our Long-Term Investments in Investee, which we account for at fair value with changes in fair value recognized in earnings. As of October 2, 2026, the fair value of our Equity Investment was $109.9 million. A hypothetical 10% decrease in the trading price of Investee’s ordinary shares would have reduced the fair value of the Equity Investment, and our income before income taxes, by approximately $11.0 million. In addition, the fair value of our 2029 Convertible Notes, which was $687.3 million as of October 2, 2026, is affected by changes in the market price of our common stock; because the notes bear no interest, changes in interest rates do not affect our interest expense on the notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 2, 2026 and October 3, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended October 2, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2026 and October 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories – Excess Quantities and Obsolescence — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of October 2, 2026, the Company has inventories of $284.3 million, net of excess quantities and obsolescence reserves.

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
November 12, 2026

We have served as the Company’s auditor since 2010

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$112,011	$112,142
Short-term investments	680,396	673,833
Accounts receivable, net	209,523	148,646
Inventories	284,311	237,844
Prepaid and other current assets	39,141	32,623
Total current assets	1,325,382	1,205,088
Property and equipment, net	251,959	230,291
Goodwill	335,705	336,315
Intangible assets, net	57,920	78,570
Deferred income taxes	182,342	207,999
Long-term investments	121,577	—
Other long-term assets	47,966	45,097
Total assets	$2,322,851	$2,103,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$340,743	$160,946
Accounts payable	70,548	67,588
Accrued liabilities	110,889	95,959
Current portion of finance lease obligations	707	626
Total current liabilities	522,887	325,119
Finance lease obligations, less current portion	29,796	30,504
Financing obligation	36,397	37,014
Long-term debt	—	339,630
Other long-term liabilities	37,104	43,998
Total liabilities	626,184	776,265
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 76,398 and 74,501 shares issued and 76,375 and 74,478 shares outstanding as of October 2, 2026 and October 3, 2025, respectively	76	74
Treasury Stock, at cost, 23 shares as of both October 2, 2026 and October 3, 2025	(330)	(330)
Accumulated other comprehensive (loss) income	(3,049)	5,034
Additional paid-in capital	1,604,779	1,562,377
Retained earnings (accumulated deficit)	95,191	(240,060)
Total stockholders' equity	1,696,667	1,327,095
Total liabilities and stockholders' equity	$2,322,851	$2,103,360
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years
	2026	2025	2024
Revenue	$1,327,623	$967,258	$729,578
Cost of revenue	557,227	438,256	335,805
Gross profit	770,396	529,002	393,773
Operating expenses:
Research and development	285,830	244,466	182,158
Selling, general and administrative	179,099	154,884	137,949
Total operating expenses	464,929	399,350	320,107
Income from operations	305,467	129,652	73,666
Other income (expense):
Interest income	29,760	29,853	22,986
Interest expense	(6,330)	(5,516)	(5,136)
Gain on investment fair value	60,989	—	—
Loss on extinguishment of debt	—	(193,098)	—
Gain on acquired assets and other income, net	—	10,084	10
Total other income (expense), net	84,419	(158,677)	17,860
Income (loss) before income taxes	389,886	(29,025)	91,526
Income tax expense	54,635	25,185	14,667
Net income (loss)	$335,251	$(54,210)	$76,859

Net income (loss) per share:
Income (loss) per share - basic	$4.43	$(0.73)	$1.07
Income (loss) per share - diluted	$4.31	$(0.73)	$1.04
Shares used:
Basic	75,702	73,986	71,959
Diluted	77,735	73,986	73,575
 See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years
	2026	2025	2024
Net income (loss)	$335,251	$(54,210)	$76,859
Unrealized (loss) gain on short-term investments, net of tax	(7,786)	847	3,960
Foreign currency translation (loss) gain, net of tax	(297)	1,682	2,180
Other comprehensive (loss) income, net of tax	(8,083)	2,529	6,140
Total comprehensive income (loss)	$327,168	$(51,681)	$82,999
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
	Common Stock		Treasury Stock					Stockholders'
	Shares	Amount	Shares	Amount				Equity
Balance as of September 29, 2023	71,013	$71	(23)	$(330)	$(3,635)	$1,214,203	$(262,709)	$947,600
Stock option exercises	10	—	—	—	—	161	—	161
Vesting of restricted common stock and units	557	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116	—	—	—	—	6,425	—	6,425
Common stock withheld for taxes on employee equity awards	(189)	—	—	—	—	(14,219)	—	(14,219)
Share-based compensation	—	—	—	—	—	45,644	—	45,644
Issuance of common stock as consideration for acquisition	712	1	—	—	—	57,732	—	57,733
Other comprehensive income, net of tax	—	—	—	—	6,140	—	—	6,140
Net income	—	—	—	—	—	—	76,859	76,859
Balance as of September 27, 2024	72,219	$72	(23)	$(330)	$2,505	$1,309,946	$(185,850)	$1,126,343
Stock option exercises	5	—	—	—	—	80	—	80
Vesting of restricted common stock and units	917	—	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	107	—	—	—	—	10,209	—	10,209
Common stock withheld for taxes on employee equity awards	(330)	—	—	—	—	(43,135)	—	(43,135)
Share-based compensation	—	—	—	—	—	79,362	—	79,362
Issuance of common stock for convertible debt exchange	1,583	2	—	—	—	205,915	—	205,917
Other comprehensive income, net of tax	—	—	—	—	2,529	—	—	2,529
Net loss	—	—	—	—	—	—	(54,210)	(54,210)
Balance as of October 3, 2025	74,501	$74	(23)	$(330)	$5,034	$1,562,377	$(240,060)	$1,327,095
Vesting of restricted common stock and units	869	1	—	—	—	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	96	—	—	—	—	11,549	—	11,549
Common stock withheld for taxes on employee equity awards	(330)	—	—	—	—	(56,937)	—	(56,937)
Share-based compensation	—	—	—	—	—	87,797	—	87,797
Issuance of common stock for settlement of convertible notes	1,262	1	—	—	—	(7)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	(8,083)	—	—	(8,083)
Net income	—	—	—	—	—	—	335,251	335,251
Balance as of October 2, 2026	76,398	$76	(23)	$(330)	$(3,049)	$1,604,779	$95,191	$1,696,667
See notes to consolidated financial statements.

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$335,251	$(54,210)	$76,859
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and intangible amortization	62,612	63,295	67,249
Share-based compensation	87,797	79,362	45,644
Deferred financing costs amortization and write-offs	1,318	1,449	1,146
Deferred income taxes	27,871	2,637	4,947
Gain on investment fair value	(60,989)	—	—
Loss on extinguishment of debt	—	193,098	—
Amortization on marketable securities, net	(1,582)	(5,476)	(7,562)
Gain on acquired assets	—	(10,084)	—
Other adjustments, net	(2,517)	3,088	5,387
Change in operating assets and liabilities:
Accounts receivable	(60,878)	(41,980)	(16,805)
Inventories	(46,617)	(26,562)	(30,225)
Prepaid expenses and other assets	2,842	(6,758)	3,407
Accounts payable	589	22,210	18,230
Accrued and other liabilities	9,059	11,811	(7,325)
Income taxes	2,330	3,488	1,688
Net cash provided by operating activities	357,086	235,368	162,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,420)	(42,551)	(22,440)
Purchases of software licenses and licensed technology	(10,695)	(10,866)	(3,188)
Proceeds from sales and maturities of short-term investments	249,828	360,161	344,812
Purchases of short-term investments	(264,867)	(592,373)	(426,564)
Purchases of long-term investments	(60,588)	—	—
Other investing	2,810	(1,200)	(1,138)
Purchase of property under financing arrangement	—	(28,750)	—
Acquisition of businesses, net of cash acquired	—	(12,684)	(72,615)
Net cash used in investing activities	(147,932)	(328,263)	(181,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(161,151)	—	—
Payments for finance leases and other financing activities	(2,617)	(1,268)	(1,431)
Proceeds from stock option exercises and employee stock purchases	11,549	10,289	6,586
Common stock withheld for taxes on employee equity awards	(56,937)	(43,135)	(14,219)
Proceeds from convertible notes	—	86,629	—
Proceeds from financing arrangement	—	28,750	—
Payments for fee on convertible note exchange and debt issuance costs	—	(23,166)	—
Net cash (used in) provided by financing activities	(209,156)	58,099	(9,064)
Foreign currency effect on cash	(129)	132	411
NET CHANGE IN CASH AND CASH EQUIVALENTS	(131)	(34,664)	(27,146)
CASH AND CASH EQUIVALENTS — Beginning of year	112,142	146,806	173,952
CASH AND CASH EQUIVALENTS — End of year	$112,011	$112,142	$146,806
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation—We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the consolidated financial statements, certain prior year balances in Note 11 - Accrued Liabilities have been reclassified to conform to the current year presentation.
We have a 52- or 53-week fiscal year ending on the Friday closest to the last day of September. Fiscal years 2026 and 2024 included 52 weeks, and fiscal year 2025 included 53 weeks. To offset the effect of holidays, for fiscal years in which there are 53 weeks, we typically include the extra week arising in our fiscal years in the first quarter. Our first quarter of fiscal year 2025, ended January 3, 2025, included 14 weeks.
 Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities during the reporting periods, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we base estimates and assumptions on historical experience, currently available information and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions. The accounting policies which our management believes involve the most significant application of judgment or involve complex estimation, are inventories and associated reserves; revenue reserves; business combinations; goodwill and intangible asset valuation; share-based compensation valuation and income taxes.
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
Short-term Investments—We classify our short-term investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value at period end. We classify available-for-sale investments with maturity dates greater than twelve months as short-term investments rather than long-term investments based on the nature of the securities and the availability for use in current operations. We believe this method is more reflective of our assessment of our overall liquidity position. Unrealized gains and losses that are deemed to be unrelated to credit losses are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.
A decline in the fair value of any debt security below cost that is deemed to be attributable to credit loss results in a charge to earnings and the corresponding establishment of an allowance for credit losses against the cost basis of the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in Interest income in our Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of investments sold.

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
As of September 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain fabrication-related machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on our ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain fabrication-related machinery and equipment should be increased to ten years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal year 2025 and resulted in a decrease in depreciation expense within cost of revenue of $2.5 million and decreased net loss per share by $0.04 for the fiscal year ended October 3, 2025.
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

Business Combinations—Business combinations are accounted for under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment in determining the fair value of assets acquired and liabilities assumed, regarding expectations of future cash flows of the acquired business, and the allocation of those cash flows to the identifiable intangible assets. The determination of fair value is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the financial statements could be impaired.
Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses.
Goodwill and Indefinite-Lived Intangible Assets—We have goodwill and certain intangible assets with indefinite lives which are not subject to amortization. These are reviewed for impairment annually as of the end of our fiscal August month end and more frequently if events or changes in circumstances indicate that the assets may be impaired. For our assessment of goodwill impairment, we compare the fair value to the carrying value of the reporting unit. For our assessment of indefinite-lived assets we compare the carrying value of the asset to the estimated fair value of the asset. If impairment exists, a loss is recorded to write down the value of the assets to their fair values. We performed our annual impairment tests of our goodwill and indefinite-lived intangible assets and the results of these tests indicated that our goodwill and indefinite-lived intangible assets were not impaired in any of the three fiscal years ended October 2, 2026.
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
Leases—We have operating leases for certain facilities and to a lesser extent, various manufacturing equipment. We have finance leases for our corporate headquarters. These leases expire at various dates through 2043, and certain of these leases have renewal options with the longest ranging up to two ten-year periods.
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
Our leases may contain lease and non-lease components. For certain manufacturing equipment leases, we have elected to separate payments for lease components from non-lease components. For all other leases, we have elected to account for lease and non-lease components in a contract as part of a single lease component. Fixed payments are considered part of the single lease component and included in the ROU assets and lease liabilities. Additionally, lease contracts typically include variable payments and other costs that do not transfer a separate good or service, such as reimbursement for real estate taxes and insurance, which are expensed as incurred.
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
Our policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that the benefit associated with the costs is expected to be longer than one year. Capitalizable contract costs were not significant as of October 2, 2026 and October 3, 2025.
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
Money market funds are actively traded and consist of highly liquid investments with original maturities of 90 days or less. They are measured at their fair value and classified as Level 1. U.S. Treasury securities consist of U.S. Treasury Notes and U.S. Treasury T-

Bills that mature in less than 1 year and are classified as Level 1. Corporate and agency bonds and commercial paper are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. We generally use quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. Broker dealer bids or quotes on securities with similar characteristics may also be used.
For forward foreign currency contracts, the significant inputs are over-the-counter quoted market prices for similar instruments and exchange rate curves of the foreign currency for translating future cash flows. These derivatives are classified as Level 2 as the fair value determination was based on observable inputs.
Marketable equity securities are actively traded and consist of the Equity Investment in Investee (as defined in Note 5 - Investments). They are measured at their fair value and classified as Level 1. Non-marketable debt securities consist of the Debt Investment in Investee (as defined in Note 5 - Investments) and are categorized as Level 2. These securities do not have readily determinable market values and are estimated using observable inputs.
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
Guarantees and Indemnification Obligations—We enter into agreements in the ordinary course of business with, among others, customers, distributors and OEMs. Most of these agreements require us to indemnify the other party against third-party claims alleging that a Company product infringes a patent and/or copyright. Certain agreements in which we grant limited licenses to Company intellectual property require us to indemnify the other party against third-party claims alleging that the use of the licensed intellectual property infringes a third-party's intellectual property. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of the Company, its employees, agents or representatives. In addition, from time to time, we have made certain guarantees in the form of warranties regarding the performance of Company products to customers.
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

We have not experienced any losses related to these indemnification obligations in any period presented and no claims with respect thereto were outstanding as of October 2, 2026 and October 3, 2025. We do not expect significant claims related to these indemnification obligations and, consequently, have concluded that the fair value of these obligations is negligible. No liabilities related to indemnification liabilities have been established.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU should be applied on a retrospective basis. We adopted the annual disclosure requirements in fiscal year 2025 and the interim disclosure requirements beginning in the first quarter of fiscal year 2026. See Note 25 - Segment Reporting, Geographic and Significant Customer Information for additional information.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU should be applied on a prospective basis, with retrospective application permitted. We adopted this ASU on a prospective basis for the fiscal year ended October 2, 2026 for annual reporting periods. See Note 20 - Income Taxes for additional information.
In September 2025, the FASB issued ASU 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. We elected to early adopt ASU 2025-06 in the second quarter of fiscal year 2026 and the adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends guidance for measuring credit losses on current accounts receivable and contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by providing all entities with the ability to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU should be applied on a prospective basis. The guidance in this update is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements and related disclosures.
3. REVENUE
Disaggregation of Revenue
We disaggregate revenue from contracts with customers by markets and geography, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenue disaggregated by markets and geography (in thousands):

	Fiscal Years
	2026	2025	2024
Industrial & Defense	$536,367	$419,785	$351,639
Data Center	509,672	292,836	197,875
Telecom	281,584	254,637	180,064
Total	$1,327,623	$967,258	$729,578

	Fiscal Years
Revenue by Geographic Region	2026	2025	2024
United States	$505,795	$422,857	$327,682
China	501,028	274,627	177,696
Asia Pacific, excluding China (1)	154,452	111,498	89,294
Other Countries (2)	166,348	158,276	134,906
Total	$1,327,623	$967,258	$729,578
(1)Asia Pacific primarily represents Japan, Singapore, South Korea and Taiwan.
(2)No country or region represented greater than 10% of our total revenue for the periods presented, other than the United States, China and the Asia Pacific region as presented above.
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
As of October 2, 2026, October 3, 2025 and September 27, 2024 our contract liabilities were $1.4 million, $7.7 million and $5.3 million, respectively. During the fiscal years ended October 2, 2026, October 3, 2025 and September 27, 2024, we recognized net sales of $6.7 million, $2.3 million and $2.5 million, respectively, that were included in the contract liabilities balance at the beginning of the period. The decrease in contract liabilities during the fiscal year ended October 2, 2026 was primarily related to recognition of revenue that was previously deferred for products and services invoiced prior to when certain of our customers obtained control of such products and/or services, partially offset by deferral of revenue for additional invoicing prior to when our customers obtain control of such products and/or services.
4. ACQUISITIONS
ENGIN-IC, Inc.—On November 5, 2024, we completed the acquisition of ENGIN-IC, Inc. (“ENGIN-IC”), a fabless semiconductor company that designs advanced gallium arsenide (“GaAs”) and gallium nitride (“GaN”) monolithic microwave integrated circuits (“MMICs”) and integrated microwave assemblies located in Plano, Texas and San Diego, California (the “ENGIN-IC Acquisition”). We acquired ENGIN-IC to further expand and strengthen our MMIC and module design capabilities. In connection with the ENGIN-IC Acquisition, we acquired all of the outstanding shares of ENGIN-IC for a total purchase price of approximately $14.4 million with cash consideration of $12.7 million, net of cash acquired of $0.2 million, and deferred consideration payable of $1.5 million related to customary agreement provisions not associated with future performance of the acquired business, which was paid during the fiscal year ended October 2, 2026. The ENGIN-IC Acquisition was accounted for as a business combination and the operations of ENGIN-IC have been included in our consolidated financial statements since the date of acquisition. We finalized the ENGIN-IC Acquisition purchase accounting during the fiscal quarter ended January 2, 2026 and adjustments were immaterial. We recorded the final allocation of the purchase price for ENGIN-IC, which primarily resulted in intangible assets, including acquired technology and customer relationships, of $9.7 million and goodwill of $5.1 million.
Consolidated estimated pro forma unaudited revenue and consolidated estimated pro forma net income (loss) during the fiscal years ended October 3, 2025 and September 27, 2024 and the actual results of operations for ENGIN-IC since the acquisition date are not material to our consolidated financial statements.
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
During the fiscal years ended October 2, 2026 and October 3, 2025, we did not incur any acquisition-related transaction costs. During the fiscal year ended September 27, 2024, we incurred acquisition-related transaction costs of approximately $7.4 million, which are included in selling, general and administrative expense in our Consolidated Statements of Operations.
We finalized the RF Business Acquisition purchase accounting during the fiscal quarter ended January 3, 2025. The following table summarizes the final purchase price (in thousands, except shares and closing share price amount):

		At Acquisition Date as Reported January 3, 2025

Cash purchase consideration		$72,802
Number of shares of MACOM common stock issued at closing	711,528
Fair value of shares issued	$81.14
Equity purchase consideration		57,733
Total purchase consideration		$130,535
The final purchase price has been allocated as follows (in thousands):

	At Acquisition Date as Reported September 27, 2024	Measurement Period Adjustments	At Acquisition Date as Reported January 3, 2025

Current assets	$39	$—	$39
Inventory	31,097	649	31,746
Property and equipment	35,415	—	35,415
Intangible assets	42,000	1,800	43,800
Prepayment for net assets associated with the RTP Fab Transfer	16,250	—	16,250
Other non-current assets	5,837	—	5,837
Goodwill	9,967	(859)	9,108
Total assets acquired	140,605	1,590	142,195
Current liabilities	6,882	1,590	8,472
Long-term liabilities	3,188	—	3,188
Total liabilities assumed	10,070	1,590	11,660
Purchase Price	$130,535	$—	$130,535
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
Consolidated estimated pro forma unaudited revenue and net income as if the RF Business Acquisition had occurred on October 1, 2022, is as follows (in thousands):

Fiscal Year
2024
Consolidated estimated pro forma unaudited revenue	$756,415
Consolidated estimated pro forma unaudited net income	$55,991
Pro forma revenue and net income was prepared for comparative purposes only and is not indicative of what would have occurred had the acquisition actually occurred on October 1, 2022, or of the results that may occur in the future. Pro forma net income includes business combination accounting effects from the RF Business Acquisition, primarily amortization expense from acquired intangible assets, acquisition transaction costs and tax-related effects. Pro forma earnings for the fiscal year ended September 27, 2024 were adjusted to exclude transaction costs incurred of $15.8 million.
5. INVESTMENTS
Short-Term Investments
All short-term investments are invested in corporate bonds, commercial paper, U.S. Treasury securities and agency bonds, and are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	October 2, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	$639,744	$24	$(6,271)	$633,497
U.S. Treasuries and agency bonds	47,414	3	(518)	46,899
Total investments	$687,158	$27	$(6,789)	$680,396

	October 3, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Corporate bonds	554,433	3,222	(76)	557,579
Commercial paper	49,510	6	—	49,516
U.S. Treasuries and agency bonds	66,594	155	(11)	66,738
Total investments	$670,537	$3,383	$(87)	$673,833
The contractual maturities of available-for-sale investments were as follows (in thousands):

October 2, 2026
Less than 1 year	$164,970
Over 1 year	515,426
Total investments	$680,396

We have determined that the gross unrealized losses on available for sale securities at October 2, 2026 and October 3, 2025 are temporary in nature and/or do not relate to credit loss, therefore there is no expense for credit losses recorded in our Consolidated Statements of Operations. The techniques used to measure the fair value of our investments are described in Note 2 - Summary of Significant Accounting Policies. We review our investments to identify and evaluate investments that have indications of possible impairment due to credit loss. Factors considered in determining whether a loss is due to credit loss include the extent to which fair value has been less than the cost basis, adverse conditions, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our fixed income securities are rated investment grade as of October 2, 2026.
During the fiscal years ended October 2, 2026, October 3, 2025 and September 27, 2024, we received proceeds from sales and maturities of available-for-sale securities of $249.8 million, $360.2 million and $344.8 million, respectively. The gross realized gains and losses of available-for-sale investments were immaterial in fiscal years 2026, 2025 and 2024 and were recorded within Interest income as presented in our Consolidated Statements of Operations.
During the fiscal years ended October 2, 2026, October 3, 2025 and September 27, 2024, interest income on cash and cash equivalents and short-term investments was $29.8 million, $29.9 million and $23.0 million, respectively.
Long-Term Investments
On May 28, 2026, we completed an investment in IQE plc (“Investee”), which included entering into a Subscription Agreement to purchase newly-issued ordinary shares of Investee (representing approximately 12% of Investee’s issued and outstanding ordinary shares on the date of issuance), for £30.0 million ($40.4 million) (“Equity Investment”), a five-year Convertible Loan Note Agreement with a principal balance of £15.0 million ($20.2 million) (“Debt Investment”, collectively, “Long-Term Investments”) and long-term supply agreements. The Debt Investment has a zero-coupon rate and is expected to be repaid beginning on the third anniversary of the issuance. The Debt Investment is convertible into Investee ordinary shares at a conversion price equal to the same price per share as was paid in the Equity Investment. The conversion option is available if the Debt Investment is repaid prior to the contractual maturity date, based on the occurrence of certain contingent events. Warrants for shares of Investee’s ordinary shares were issued as part of the Debt Investment, which become exercisable in lieu of conversion under the early repayment terms. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, and upon consideration of the totality of our agreements, including our right to appoint two members to Investee’s board of directors, we concluded the Equity Investment is an equity method investment. We have elected to account for the Long-Term Investments using the fair value option for simplification. The Long-Term Investments are recorded within Long-term investments on the consolidated balance sheet, and changes in fair value are recorded through Gain on investment fair value within the consolidated statements of operations. The Equity Investment is valued using a market approach and the Debt Investment is valued using an income approach based on contractual future cash flows discounted to present value as of the last day of our fiscal year.
As of October 2, 2026, the Equity Investment and Debt Investment were recorded at their fair values of $109.9 million and $11.7 million, respectively, and the fair value of the warrants was not material. During the fiscal year ended October 2, 2026, we recorded a net gain of $61.0 million on Long-Term Investments, comprised of a gain of $69.5 million on the Equity Investment and a loss of $8.5 million on the Debt Investment.
6. FAIR VALUE AND FINANCIAL INSTRUMENTS
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain assets and liabilities at fair value on a recurring basis such as our financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal years ended October 2, 2026 and October 3, 2025.
Assets and liabilities measured at fair value on a recurring basis consist of the following (in thousands):

	October 2, 2026
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$62,741	$62,741	$—	$—
U.S. Treasuries and agency bonds	46,899	25,887	21,012	—
Corporate bonds	633,497	—	633,497	—
Marketable equity securities	109,883	109,883	—	—
Non-marketable debt securities	11,694	—	11,694	—
Total assets measured at fair value	$864,714	$198,511	$666,203	$—

	October 3, 2025
	Fair Value	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Money market funds	$63,811	$63,811	$—	$—
U.S. Treasuries and agency bonds	66,738	45,373	21,365	—
Corporate bonds	557,579	—	557,579	—
Commercial paper	49,516	—	49,516	—
Total assets measured at fair value	$737,644	$109,184	$628,460	$—
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
As of October 2, 2026 and October 3, 2025, we had $65.0 million and $36.0 million, respectively in notional forward foreign currency contracts, which were denominated in Euro and Yen. As of October 2, 2026 and October 3, 2025, the fair value of derivative instruments not designated as hedges was immaterial.
7. ACCOUNTS RECEIVABLE ALLOWANCES
Summarized below is the activity in our accounts receivable allowances, including compensation credits and doubtful accounts as follows (in thousands):

	Fiscal Years
	2026	2025	2024
Balance - beginning of year	$886	$2,662	$2,004
Provision, net	4,112	1,954	5,404
Charge-offs	(3,222)	(3,730)	(4,746)
Balance - end of year	$1,776	$886	$2,662
The balances at the end of fiscal years 2026, 2025 and 2024 are comprised primarily of pricing program credits of $1.1 million, $0.7 million and $2.4 million, respectively.
The allowance for doubtful accounts is immaterial as of October 2, 2026, October 3, 2025 and September 27, 2024. We generate accounts receivable from customers and they are classified as short-term. We monitor collections and maintain a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for any specific collection issues that have been identified.
8. INVENTORIES
Inventories consist of the following (in thousands):

	October 2, 2026	October 3, 2025
Raw materials	$182,212	$153,196
Work-in-process	44,428	32,973
Finished goods	57,671	51,675
Total	$284,311	$237,844

9. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	October 2, 2026	October 3, 2025
Buildings	$30,000	$30,932
Computer equipment	21,341	19,670
Construction in process	54,601	27,460
Finance lease assets	38,966	38,966
Furniture and fixtures	4,575	4,295
Land	24,412	24,871
Leasehold improvements	39,785	38,359
Machinery and equipment	346,416	318,650
Total property and equipment	560,096	503,203
Less accumulated depreciation and amortization	(308,137)	(272,912)
Property and equipment — net	$251,959	$230,291
Depreciation and amortization expense related to property and equipment for fiscal years 2026, 2025 and 2024 was $37.9 million, $31.5 million and $30.1 million, respectively. Accumulated amortization on finance lease assets as of October 2, 2026 and October 3, 2025 was $11.9 million and $10.3 million, respectively.
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (the “CHIPS Act”), which provides funding for manufacturing grants and research investments and established a 25% investment tax credit (“ITC”) for certain qualifying investments in U.S. semiconductor manufacturing equipment. As part of the federal tax and spending legislation enacted on July 4, 2025 (the “2025 Bill”), this ITC was increased to 35% for assets placed into service after December 31, 2025. We account for the ITC as a reduction to the carrying value of the qualifying asset and record a corresponding receivable for expected tax credits in connection with the CHIPS Act. As of October 2, 2026 and October 3, 2025, we have reduced the gross carrying amounts of the qualifying assets in the Consolidated Balance Sheets by $11.5 million and $5.6 million, respectively, as a result of expected tax credits in connection with the CHIPS Act.
10. INTANGIBLE ASSETS
Amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years
	2026	2025	2024
Cost of revenue	$6,486	$14,333	$14,790
Research and development	10,519	8,892	4,763
Selling, general and administrative	7,741	8,527	17,612
Total	$24,746	$31,752	$37,165
A summary of the activity in gross intangible assets as of October 2, 2026 and October 3, 2025 is as follows (in thousands):

	October 2, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,818	$(21,279)	$13,539
Customer relationships	53,435	(26,922)	26,513
Software licenses and licensed technology	30,414	(16,816)	13,598
Trade name (1)	5,200	(930)	4,270
Balance as of October 2, 2026 (2)	$123,867	$(65,947)	$57,920

	October 3, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$34,994	$(14,859)	$20,135
Customer relationships	74,572	(41,304)	33,268
Software licenses	26,186	(5,544)	20,642
Trade name (1)	5,200	(675)	4,525
Balance as of October 3, 2025 (2)	$140,952	$(62,382)	$78,570
(1) Includes an indefinite-lived trade name of $3.4 million that is not amortized.
(2) Foreign intangible asset carrying amounts include foreign currency translation adjustments.
Fully amortized intangible assets of $21.1 million and $138.8 million were eliminated from both gross and accumulated amortization amounts in the fourth quarter of fiscal years 2026 and 2025, respectively.
As of October 2, 2026, our estimated amortization of our intangible assets in future fiscal years, was as follows (in thousands):

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$23,218	$10,932	$5,940	$5,216	$3,948	$5,266
The weighted-average amortization period for total intangible assets acquired during fiscal year 2026 is 2.6 years.
The following table presents a summary of the changes in goodwill during fiscal years 2026 and 2025 (in thousands):

	Fiscal Years
	2026	2025
Balance at beginning of year	$336,315	$332,201
Acquired	(6)	4,263
Foreign currency translation adjustment	(604)	(149)
Balance at end of year	$335,705	$336,315
11. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 2, 2026	October 3, 2025
Compensation and benefits	$64,930	$48,236
Current portion of operating leases	6,525	6,284
Contract liabilities	1,411	7,676
Software licenses and licensed technology	10,401	9,889
Other	27,622	23,874
Total accrued liabilities	$110,889	$95,959
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

Product warranty liability activity is as follows (in thousands):

		Fiscal Years
	2026	2025	2024
Balance — beginning of year	$1,429	$725	$1,016
Provisions	1,915	1,670	1,429
Warranty claims	(1,415)	(966)	(1,720)
Balance — end of year	$1,929	$1,429	$725
13. EMPLOYEE BENEFIT PLANS
On October 1, 2009, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan follows a calendar year, covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Our contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the fiscal years ended October 2, 2026, October 3, 2025 and September 27, 2024, we contributed $5.2 million, $4.3 million and $5.9 million to our 401(k) Plan for calendar years 2026, 2025 and 2024, respectively.
Our employees located in foreign jurisdictions meeting minimum age and service requirements participate in defined contribution plans whereby participants may defer a portion of their annual compensation on a pretax basis, subject to legal limitations. We expensed contributions of $3.7 million, $2.4 million and $2.1 million for fiscal years 2026, 2025 and 2024, respectively.
14. COMMITMENTS AND CONTINGENCIES
Asset Retirement Obligations—We are obligated under certain facility leases to restore those facilities to the condition in which we or our predecessors first occupied the facilities. We are required to remove leasehold improvements and equipment installed in these facilities prior to termination of the leases. As of October 2, 2026 and October 3, 2025, the estimated cost for the removal of these assets that are recorded as asset retirement obligations in other long-term liabilities in our Consolidated Balance Sheets was $1.9 million.
Purchase Commitments—As of October 2, 2026, we had outstanding purchase commitments of $328.8 million primarily for purchases of services and inventory supply arrangements of which approximately $301.7 million are payments due within one year.
Litigation—From time to time we may be subject to commercial disputes, employment issues, claims by other companies in the industry that we have infringed their intellectual property rights and other similar claims and litigation. Any such claims may lead to future litigation and material damages and defense costs. We were not involved in any material legal proceedings during the fiscal year ended October 2, 2026.
15. DEBT
The following represents the outstanding balances and effective interest rates (in thousands, except percentages):

	October 2, 2026		October 3, 2025
	Principal Balance	Effective Interest Rate	Principal Balance	Effective Interest Rate
0.00% convertible notes due December 2029	$344,316	0.33%	$344,316	0.33%
0.25% convertible notes due March 2026	—	—	161,151	0.54%
Total principal amount outstanding	344,316		505,467
Unamortized deferred financing costs	(3,573)		(4,891)
Less: Current portion of long term debt	340,743		160,946
Total long-term debt	$—		$339,630

Interest expense for our convertible notes is as follows (in thousands):

		Fiscal Years
	2026	2025	2024
Coupon interest	$179	$560	$1,122
Amortization of issuance costs	1,318	1,449	1,146
Total interest expense	$1,497	$2,009	$2,268
2029 Convertible Notes
On December 19, 2024, we issued 0.00% convertible senior notes due in fiscal year 2030, pursuant to an indenture dated as of such date (the “2024 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee with an aggregate principal amount of $344.3 million (the “2029 Convertible Notes”).
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
During the fiscal quarter ended October 2, 2026, the Stock Price Trigger was satisfied, and as a result, holders of our 2029 Convertible Notes may convert their notes at their option at any time during the subsequent first fiscal quarter ending January 1, 2027, and the 2029 Convertible Notes balance of $340.7 million, net of deferred financing costs, is classified as short-term debt in our Consolidated Balance Sheet.
The fair value of our 2029 Convertible Notes, including the conversion feature, was $687.3 million and $353.3 million as of October 2, 2026 and October 3, 2025, respectively, and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
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
In September 2025, certain holders exercised their right to convert $0.5 million of the notes. The transaction settled during the first fiscal quarter of 2026 and we paid $0.5 million principal in cash and issued 2,610 shares of our common stock for the conversion premium, par value $0.001 per share, issued at a fair value of $0.5 million. On March 16, 2026, pursuant to the terms of the 2021 Indenture, we settled the remaining 2026 Convertible Notes and paid the total outstanding principal balance of $160.7 million in cash and issued 1,259,111 shares of our common stock for the conversion premium, par value $0.001 per share, issued at a fair value of $283.2 million. There was no gain or loss recognized for these transactions in our consolidated statements of operations and there was an immaterial amount recognized in additional paid-in capital in our consolidated balance sheets for these transactions.
The fair value of the 2026 Convertible Notes, including the conversion feature, was $251.6 million as of October 3, 2025 and was determined based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.
16. FINANCING OBLIGATION
Power Purchase Agreement
We are party to a power purchase agreement for the use of electric power and thermal energy producing systems at our fabrication facility in Lowell, Massachusetts. This system is expected to reduce our consumption of energy while delivering sustainable, resilient energy for heating and cooling. We do not own these systems; however, we control the use of the assets during operation. As of October 2, 2026 and October 3, 2025, the asset in Property and equipment, net was $6.9 million and $7.5 million, respectively, and the corresponding liability was $8.7 million and $9.0 million, respectively, classified primarily in Financing obligation on our Consolidated Balance Sheets. The financing obligation was calculated based on future fixed payments allocated to the power generator of $16.8 million over the 15-year term, discounted at an implied discount rate of 7.4%, and the remaining future minimum payments are for power purchases. As of October 2, 2026, we have $20.6 million in remaining fixed payments over a remaining 11-year term, of which $12.9 million, discounted to $8.7 million, is included in our consolidated balance sheets.
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
The building will be depreciated over the remaining useful life. Lease payments under the agreement are recognized as interest expense and a reduction of the financing obligation over the term of the agreement. As of October 2, 2026 and October 3, 2025, the net book value of the land and building in property and equipment, net was $28.1 million and $28.6 million, respectively, and the corresponding liability was $28.4 million and $28.5 million, respectively.

As of October 2, 2026, expected future minimum payments for the financing obligations were as follows (in thousands):

Fiscal year ending:	Sale-Leaseback	Power Purchase Agreement
2027	$2,312	$1,031
2028	2,347	1,057
2029	2,382	1,084
2030	2,418	1,110
2031	2,454	1,138
Thereafter	14,613	7,525
Total payments	26,526	12,945
Less: interest	(20,763)	(4,291)
Plus: residual value	22,596	—
Present value of financing obligations	$28,359	$8,654
17. LEASES
Included in our Consolidated Balance Sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	October 2, 2026	October 3, 2025	Consolidated Balance Sheets Classification
Assets:
Operating lease ROU assets	$32,484	$31,883	Other long-term assets
Finance lease assets	27,114	28,701	Property and equipment, net
Total lease assets	$59,598	$60,584
Liabilities:
Current:
Operating lease liabilities	$6,525	$6,284	Accrued liabilities
Finance lease liabilities	707	626	Current portion of finance lease obligations
Long-term:
Operating lease liabilities	29,074	28,448	Other long-term liabilities
Finance lease liabilities	29,796	30,504	Finance lease obligations, less current portion
Total lease liabilities	$66,102	$65,862
The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	October 2, 2026	October 3, 2025
Weighted-average remaining lease term (in years):
Operating leases	6.4	7.1
Finance leases	17.1	18.1
Weighted-average discount rate:
Operating leases	6.2%	6.3%
Finance leases	6.7%	6.7%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Finance lease cost:
Amortization of lease assets	$1,587	$1,788	$2,332
Interest on lease liabilities	2,054	2,141	2,160
Total finance lease cost	$3,641	$3,929	$4,492

Operating lease cost	$9,239	$9,438	$10,280
Variable lease cost	$3,793	$3,389	$3,604
Short-term lease cost	$1,163	$289	$36
Sublease income	$425	$426	$1,324

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,944	$9,247	$10,567
Operating cash flows from finance leases	$2,054	$2,141	$2,160
Financing cash flows from finance leases	$626	$741	$1,175

Non-cash activities:
Operating lease ROU assets obtained in exchange for new lease liabilities	$7,639	$10,363	$10,643
As of October 2, 2026, maturities of lease payments by fiscal year were as follows (in thousands):

Fiscal year ending:	Operating Leases	Finance Leases
2027	$8,521	$2,718
2028	7,091	2,754
2029	6,052	2,803
2030	4,998	2,842
2031	4,463	2,880
Thereafter	12,628	38,339
Total lease payments	43,753	52,336
Less: interest	(8,154)	(21,833)
Present value of lease liabilities	$35,599	$30,503
18. STOCKHOLDERS’ EQUITY
We have authorized 10.0 million shares of $0.001 par value preferred stock and 300.0 million shares of $0.001 par value common stock as of October 2, 2026 and October 3, 2025.
19. SHARE-BASED COMPENSATION PLANS
Stock Plans
We have two equity incentive plans: the 2021 Omnibus Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”).

We have outstanding awards under the 2021 Plan. Under the 2021 Plan, we have the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), unrestricted stock awards, stock units (including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”)), performance awards, cash awards, and other share-based awards to employees, directors, consultants and advisors. The ISOs and NSOs must be granted at an exercise price, and the SARs must be granted at a base value, per share of not less than 100% of the closing price of a share of our common stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported) (110% in the case of certain ISOs). Options granted primarily vested based on certain market-based and performance-based criteria as described below and generally have a term of four to seven years. Certain of the share-based awards granted and outstanding as of October 2, 2026, are subject to accelerated vesting upon a sale of the Company or similar changes in control.
As of October 2, 2026, we had 2.5 million shares available for future issuance under the 2021 Plan and 0.9 million shares available for issuance under our 2021 ESPP.
Incentive Stock Units
Outside of the two equity plans described above, we also grant incentive stock units (“ISUs”) to certain of our international employees which typically vest over three years for which the fair value is determined by our underlying stock price, which are classified as liabilities and settled in cash upon vesting.
During fiscal years 2026, 2025 and 2024, the fair value of ISU awards granted was $2.2 million, $1.9 million and $2.2 million, respectively. ISU awards were paid out at a fair value of $3.7 million, $4.2 million and $2.0 million for the fiscal years 2026, 2025 and 2024, respectively. As of October 2, 2026 and October 3, 2025, the fair value of outstanding awards was $9.9 million and $5.1 million, respectively, and the associated accrued compensation liability was $7.1 million and $3.7 million, respectively.
During fiscal years 2026, 2025 and 2024, we recorded an expense for these ISU awards of $6.9 million, $3.2 million and $3.3 million, respectively. These expenses are not included in the share-based compensation expense totals below.
Employee Stock Purchase Plan
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. In administering the 2021 ESPP, the board of directors has limited discretion to set the length of the offering periods thereunder. In fiscal years 2026, 2025 and 2024, 95,546, 106,615 and 116,346 shares of common stock were issued under the 2021 ESPP, respectively.
Share-Based Compensation
The following table shows a summary of share-based compensation expense included in the Consolidated Statements of Operations during the periods presented (in thousands):

	Fiscal Years
	2026	2025	2024
Cost of revenue	$10,500	$8,524	$5,938
Research and development	33,072	32,144	18,072
Selling, general and administrative	44,225	38,694	21,634
Total	$87,797	$79,362	$45,644
As of October 2, 2026, the total unrecognized compensation costs related to outstanding restricted stock awards and units including awards with time-based, performance-based, and market-based vesting was $97.9 million, which we expect to recognize over a weighted-average period of 1.8 years. As of October 2, 2026, total unrecognized compensation cost related to the 2021 ESPP was $0.6 million.

Restricted Stock Awards and Units
A summary of RSU and PRSU activity for fiscal year 2026 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested - October 3, 2025	1,419	$97.19
Granted	544	172.00
Performance-based adjustment (1)	201	85.93
Vested	(869)	84.08
Forfeited, canceled or expired	(84)	117.46
Issued and unvested - October 2, 2026	1,211	$136.96
(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during fiscal year 2026 based on the Company’s achievement of adjusted earnings per share and total shareholder return performance conditions.
The weighted-average grant date fair value per share for restricted stock awards and units, inclusive of PRSUs, granted during the fiscal years 2026, 2025 and 2024, was $172.00, $127.24 and $80.42, respectively. The total fair value of restricted stock awards and units vested, inclusive of PRSUs, was $151.8 million, $119.1 million and $42.8 million for fiscal years 2026, 2025 and 2024, respectively. RSUs granted generally vest over a period of three years.
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
During fiscal year 2026, we granted 54,013 PRSUs and 8,979 PRSUs were forfeited. The weighted-average grant date fair value per share for PRSUs granted during the fiscal years 2026, 2025 and 2024 was $150.37, $115.57 and $73.01, respectively. During fiscal year 2026, the performance condition for 59,962 target shares issued in prior years were earned at 72%, 167% and 300%, and as a result a total of 102,630 shares vested in November 2025 when the service condition was achieved. The total fair value of PRSUs vested was $17.1 million, $1.4 million and $7.9 million in fiscal years 2026, 2025 and 2024, respectively. As of October 2, 2026, the total amount of PRSU awards that could ultimately vest if all performance criteria are achieved would be 320,346 shares assuming a maximum of 300% of the target shares.

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
The weighted-average assumptions used to value the awards are as follows:

	Fiscal Years
	2026	2025	2024
Weighted-average grant date fair value	$215.58	$168.47	$88.88
Assumptions:
Weighted-average grant date stock price	$151.20	$115.69	$73.01
Weighted-average stock price at the start of the performance period	$128.76	$103.09	$79.43
Weighted-average risk free interest rate	3.5%	4.0%	4.6%
Weighted-average years to maturity	2.9	2.9	2.9
Weighted-average expected volatility rate	41.7%	39.2%	41.7%
Weighted-average expected dividend yield	—	—	—
During fiscal year 2026, we granted 108,095 market-based PRSUs and 12,296 market-based PRSUs were forfeited. During fiscal year 2026, the market-based PRSU performance condition for 152,282 target shares issued in prior years were earned at 200%, and as a result a total of 304,564 shares vested in November 2025 when the service condition was achieved. The total fair value of market-based PRSUs vested was $50.8 million and $40.1 million in fiscal years 2026 and 2025, respectively. No market-based PRSUs vested in fiscal year 2024. As of October 2, 2026, the total amount of market-based PRSU awards that could ultimately vest if all performance criteria are achieved would be 655,490 shares assuming a maximum of 200% of the target shares.
Stock Options
As of October 2, 2026, there were no stock options outstanding and exercisable. There were no options exercised during the fiscal year ended October 2, 2026. The total intrinsic value of options exercised during fiscal years 2025 and 2024 was $0.6 million and $0.8 million, respectively. There were no stock options granted for fiscal years 2026, 2025 and 2024.

20. INCOME TAXES
The domestic and foreign income from operations before taxes were as follows (in thousands):

	Fiscal Years
	2026	2025	2024
United States	$369,653	$(37,245)	$58,090
Foreign	20,233	8,220	33,436
Income from operations before income taxes	$389,886	$(29,025)	$91,526
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years
	2026	2025	2024
Current:
Federal	$13,584	$15,372	$4,530
State	2,347	794	1,588
Foreign	10,828	4,524	3,710
Current provision	26,759	20,690	9,828
Deferred:
Federal	36,901	(334)	11,165
State	(1,170)	(3,698)	(1,417)
Foreign	(3,894)	(1,603)	(1,294)
Change in valuation allowance	(3,961)	10,130	(3,615)
Deferred provision	27,876	4,495	4,839
Total provision	$54,635	$25,185	$14,667
We recognize deferred tax assets when realization is more likely than not based on available positive and negative evidence, including recent operating results, reversals of taxable temporary differences, projected future taxable income and tax-planning strategies. In fiscal year 2024, the extension of the California NOL carryforward period resulted in a $3.6 million income tax benefit from a reduction in our valuation allowance. In fiscal year 2025, we increased our valuation allowance by $10.1 million, primarily related to $9.2 million of foreign NOLs determined not to be recoverable and changes in estimated future California taxable income. In fiscal year 2026, we decreased our valuation allowance by $4.0 million, primarily reflecting a valuation allowance release of $9.7 million related to California NOLs that, based on updated estimates of future California taxable income, are more likely than not to be realized before expiration. This decrease was partially offset by an increase in the valuation allowance of $5.7 million related to certain foreign NOLs.
We adopted ASU 2023-09 on a prospective basis beginning with the year ended October 2, 2026. Prior period information has not been restated and is presented under the disclosure requirements in effect during those periods. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended October 2, 2026 (in thousands, except percent amounts):

	October 2, 2026
	Amount	Percent
Federal statutory rate	$81,876	21.0%
Nontaxable or nondeductible items:
Share-based compensation - Windfall	(17,418)	(4.5)
Disallowed executive compensation	13,239	3.4
Other	(376)	(0.1)
Research and development credits	(13,144)	(3.4)
Effect of cross-border tax laws
Global intangible low taxed income	4,901	1.2
Section 250 deduction for foreign-derived income and net tested income	(2,305)	(0.6)
Foreign-derived intangible deduction	(3,216)	(0.8)
Disregarded entities	402	0.1
Foreign tax effects
Ireland	(8,161)	(2.1)
France	5,610	1.5
Other	(752)	(0.2)
State and local income tax, net of federal effect	(9,239)	(2.4)
Other adjustments:
Provision to return adjustments	4,556	1.2
Other	(1,338)	(0.3)
Effective income tax rate	$54,635	14.0%
The following table reconciles the U.S. federal statutory tax rate to our actual global effective rate for the years ended October 3, 2025 and September 27, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

	2025	2024
Federal statutory rate	21.0%	21.0%
Debt exchange	(139.2)	—
Benefit from income taxes attributable to valuation allowances	(35.6)	(4.0)
Global intangible low taxed income	(37.7)	12.7
Foreign-derived intangible income deduction	35.7	(4.5)
Research and development credits	45.0	(9.4)
Foreign rate differential	14.2	(4.5)
Share-based compensation	7.8	0.1
Provision to return adjustments	15.5	0.2
State taxes net of federal benefit	(9.8)	3.0
Other permanent differences	(3.7)	1.4
Effective income tax rate	(86.8)%	16.0%
The effective income tax rates for fiscal years 2026, 2025 and 2024 were primarily impacted by a lower income tax rate in many foreign jurisdictions in which our foreign subsidiaries operate, changes in valuation allowance, research and development tax credits and the inclusion of Global Intangible Low Taxed Income. The effective tax rate of fiscal year 2025 was also impacted by non-deductible losses on debt exchange.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	October 2, 2026	October 3, 2025
Deferred tax assets:
Net operating loss and credit carryforward	$120,469	$127,854
Intangible assets	22,248	25,761
Section 174 R&D Cost Capitalization	29,068	51,417
Accrued expenses	42,144	29,066
Lease obligations	20,772	20,820
Property and equipment	2,675	—
Minority equity investments	565	566
Gross deferred tax asset	237,941	255,484
Less valuation allowance	(21,207)	(25,168)
Deferred tax asset, net of valuation allowance	216,734	230,316

Deferred tax liabilities:
Right of use lease asset	(20,614)	(21,066)
Long-term investments	(13,778)	—
Property and equipment	—	(1,251)
Deferred tax liabilities	(34,392)	(22,317)
Net deferred tax asset	$182,342	$207,999
As of October 2, 2026, we had $45.2 million of tax-effected federal NOL carryforwards, primarily related to acquisitions made in prior fiscal years. The federal NOL carryforwards will expire at various dates through 2036 for losses generated prior to the tax period ended September 27, 2019. For losses generated during the tax period ended September 27, 2019 and future years, the NOL carryforward period is indefinite but the loss utilization will be limited to 80% of taxable income. The reported NOL carryforward includes any limitation under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, which applies to an ownership change as defined under Section 382.
As of October 2, 2026, we had $33.6 million of tax-effected state NOL carryforwards, which expire in fiscal years 2032 through 2044, and deferred tax assets of $16.3 million in France and $5.2 million in Canada, which are offset by valuation allowances of $16.3 million and $4.5 million, respectively. As of October 2, 2026, we also had $26.6 million of state R&D tax credit carryforwards. Our tax credit carryforwards expire in various fiscal years through fiscal year 2045, except for $20.2 million of R&D tax credits that have an indefinite carryforward period.
IRC Section 174 R&D amortization rules, amended as part of the Tax Cuts and Jobs Act of 2017, required capitalization and amortization of all R&D costs incurred in tax years beginning after December 31, 2021. This change was effective for the Company beginning in fiscal year 2023. In July 2025, the U.S. Government enacted the 2025 Bill, which restored the ability to deduct domestic research and development costs in the year they are incurred and no longer requires the deferral and amortization of these costs over five years. For fiscal year 2026, the Company has deducted $112.4 million of domestic research and development costs which were previously capitalized. Costs incurred during fiscal year 2026 relating to R&D performed outside the U.S. are amortized over 15 years. As of October 2, 2026 and October 3, 2025, the deferred tax asset related to IRC Section 174 was $29.1 million and $51.4 million, respectively.
The liability for unrecognized tax benefits was zero as of October 2, 2026, October 3, 2025 and September 27, 2024, and for the fiscal years then ended, we reported no change in unrecognized tax benefits.
A summary of the fiscal tax years that remain subject to examination, as of October 2, 2026, for the Company’s significant tax jurisdictions are:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal	Fiscal Year 2023 - forward
United States—various states	Fiscal Year 2022 - forward
Ireland	Fiscal Year 2022 - forward

We are no longer subject to federal income tax examinations for fiscal years before 2023, except to the extent of loss and tax credit carryforwards from those years. During fiscal year 2026, the Internal Revenue Service commenced an audit of the fiscal year 2024 federal income tax return.
The components of income taxes paid (net of refunds received) for the year ended October 2, 2026 are as follows (in thousands):

October 2, 2026
Federal	$5,207
State and local	2,416
Foreign
Ireland	6,336
Taiwan	1,273
Other foreign jurisdictions	661
Total income taxes paid, net of refunds	$15,893
Below is a summary of income taxes paid for the years ended October 3, 2025 and September 27, 2024 (in thousands):

	October 3, 2025	September 27, 2024
Cash paid during the year for income taxes, net of refunds	$16,192	$5,997
21. RELATED-PARTY TRANSACTIONS
During the fiscal years ended October 2, 2026 and October 3, 2025, we sold $1.8 million and $0.4 million, respectively, of commercial products to Empower RF Systems, Inc., a MACOM customer, and an affiliate of one of our directors.
Following the closing of our investment in Investee on May 28, 2026, as described in Note 5 - Investments, we purchased $10.3 million of inventory from Investee during the remainder of the fiscal year ended October 2, 2026. As of October 2, 2026, $0.2 million was due to Investee.
During each of the fiscal years ended October 2, 2026 and September 27, 2024, we sold $0.2 million of commercial products to Mission Microwave Technologies, LLC (“Mission”), a MACOM customer and an affiliate of the Company’s President and Chief Executive Officer and Chair of the Board, and an affiliate of one of our directors, each of whom has an equity interest of less than 1% in Mission. There were no sales to Mission during the fiscal year ended October 3, 2025. During the fiscal year ended September 27, 2024, we purchased $0.3 million of machinery and equipment from Gallium Semiconductor, a then affiliate of a former director. There were no purchases from Gallium Semiconductor during the fiscal years ended October 2, 2026 and October 3, 2025.

22. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Fiscal Years
	2026	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$335,251	$(54,210)	$76,859
Denominator:
Weighted average common shares outstanding-basic	75,702	73,986	71,959
Dilutive effect of stock options, restricted stock awards and restricted stock units(1)	1,014	—	954
Dilutive effect of convertible debt(1)	1,019	—	662
Weighted average common shares outstanding-diluted	77,735	73,986	73,575

Net income (loss) to common stockholders per share-basic	$4.43	$(0.73)	$1.07
Net income (loss) to common stockholders per share-diluted	$4.31	$(0.73)	$1.04

Anti-dilutive shares excluded related to:
Outstanding stock options, restricted stock and restricted stock units	40	1,026	30
Convertible debt	—	930	—
(1) Excludes the effects of the assumed issuance of common stock associated with the assumed exercise of outstanding stock options and potential shares of common stock issuable upon vesting of restricted stock and restricted stock units, and a conversion premium for the 2026 Convertible Notes, as the inclusion would be anti-dilutive, but they could become dilutive in the future.
23. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the periods presented (in thousands):

	Fiscal Years
	2026	2025	2024
Cash paid for interest	$5,020	$3,223	$3,985
Cash paid for income taxes	$15,893	$16,192	$5,997
Non-cash activities:
Issuance of common stock for settlement of convertible notes	$283,650	$—	$—
Issuance of common stock for convertible debt exchange	$—	$205,915	$—
Issuance of common stock in connection with the RF Business Acquisition	$—	$—	$57,733
Non-cash capital expenditures	$4,655	$2,222	$311
Purchase of software licenses and licensed technology included in liabilities	$3,422	$17,078	$2,500
Purchase of software licenses and licensed technology included in liabilities relates to commitments to purchase and pay for software and licensed technology over a two year period.

24. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	Foreign Currency Items	Other Items	Total
Balance - September 27, 2024	$773	$1,732	$2,505
Foreign currency translation gain, net of tax	1,682	—	1,682
Unrealized gain on short-term investments, net of tax	—	847	847
Balance - October 3, 2025	2,455	2,579	5,034
Foreign currency translation loss, net of tax	(297)	—	(297)
Unrealized loss on short-term investments, net of tax	—	(7,786)	(7,786)
Balance - October 2, 2026	$2,158	$(5,207)	$(3,049)
25. SEGMENT REPORTING, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
We have one reportable operating segment that designs, develops, manufactures and markets semiconductors and modules. The determination of reportable operating segments is based on the chief operating decision maker’s (“CODM”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company’s CODM is its President and Chief Executive Officer and Chair of the Board. In evaluating financial performance and making operating decisions, the CODM primarily uses consolidated metrics. The Company assesses its determination of operating segments at least annually. We continue to evaluate our reporting structure and the potential impact of any changes on our segment reporting. The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies.
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
The following table presents a summary of consolidated net income (loss) inclusive of significant segment expenses and other expense information provided to the CODM (in thousands):

	Fiscal Years
	2026	2025	2024
Revenue	$1,327,623	$967,258	$729,578
Less:
Cost of revenue (1)	537,529	411,969	306,942
Research and development (1)	247,622	208,605	161,248
Selling, general and administrative (1)	118,081	100,952	86,355
Share-based compensation including cash incentive stock units (2)	99,690	86,139	50,191
Amortization expense (3)	13,473	22,365	32,392
Acquisition and integration related costs	5,761	7,576	18,784
Income from operations	305,467	129,652	73,666
Interest income, net of interest expense	23,430	24,337	17,850
Gain on investment fair value	60,989	—	—
Loss on extinguishment of debt	—	(193,098)	—
Gain on acquired assets and other income, net	—	10,084	10
Income tax expense	54,635	25,185	14,667
Net income (loss)	$335,251	$(54,210)	$76,859
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
Geographic and Significant Customer Information
For information regarding revenue by geographic regions, based upon customer locations, see Note 3 - Revenue.
Information regarding net property and equipment in different geographic regions is presented below (in thousands):

	As of
	October 2, 2026	October 3, 2025
Net Property and Equipment by Geographic Region
United States	$184,035	$172,583
France	46,156	40,686
Other Countries (1)	21,768	17,022
Total	$251,959	$230,291

(1) Other than the United States and France, no country or region represented greater than 10% of the total net property and equipment as of the dates presented.
Customer Concentration
The following is a summary of customer concentrations as a percentage of total sales and accounts receivable as of and for the periods presented:

	Fiscal Years
Revenue	2026	2025	2024
Customer A	20%	12%	11%
Customer B	14%	11%	—

	October 2, 2026	October 3, 2025
Accounts Receivable
Customer A	29%	11%
Customer B	11%	11%
Customer C	—	11%
No other customer represented more than 10% of revenue or accounts receivable in the periods presented in the accompanying Consolidated Financial Statements. In fiscal years 2026, 2025 and 2024, our top ten customers represented an aggregate of 58%, 57% and 56% of total revenue, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was performed, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2026.

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
Our management assessed the effectiveness of our internal control over financial reporting as of October 2, 2026. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 2, 2026, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of October 2, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company's fiscal quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of MACOM Technology Solutions Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MACOM Technology Solutions Holdings, Inc. and subsidiaries (the “Company”) as of October 2, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 2, 2026, of the Company and our report dated November 12, 2026 expressed an unqualified opinion on those financial statements.

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
November 12, 2026

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
The following table describes actions by our directors and Section 16 officers with respect to plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the fourth quarter of fiscal year 2026. None of our directors or Section 16 officers terminated a Rule 10b5-1 trading arrangement or took actions with respect to a “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the fourth quarter of fiscal year 2026.

Name and Title	Action	Date	Expiration of Plan (2)	Potential Number of Shares to be Sold (1)
Thomas Hwang Senior Vice President, Global Sales	Adoption	August 12, 2026	December 31, 2027	17,517
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2026.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Certain information required by this item is incorporated herein by reference to our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC within 120 days after October 2, 2026.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements (included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 2, 2026 and October 3, 2025
Consolidated Statements of Operations for the Fiscal Years Ended October 2, 2026, October 3, 2025 and September 27, 2024
Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended October 2, 2026, October 3, 2025 and September 27, 2024
Consolidated Statements of Cash Flows for the Fiscal Years Ended October 2, 2026, October 3, 2025 and September 27, 2024
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

4.3
First Amendment to the Second Amended and Restated Investor Rights Agreement, dated May 20, 2013 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-188728) filed on May 21, 2013).

4.4
Second Amendment to the Second Amended and Restated Investor Rights Agreement, dated February 2, 2015 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 ASR (File No. 333-201827) filed on February 2, 2015).

4.5
Third Amendment to the Second Amended and Restated Investor Rights Agreement, dated June 6, 2018 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 ASR (File No. 333-225509) filed on June 8, 2018).

4.6	Description of Securities of MACOM Technology Solutions Holdings, Inc. (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on November 18, 2020).
4.7
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

10.4
Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated December 28, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017).

10.5	First Amendment to Lease Agreement for 100 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated May 16, 2023.
10.6	First Amendment to Lease Agreement for 144 Chelmsford Street by and between MACOM Technology Solutions Holdings, Inc., CPI 100 Chelmsford, LLC and CPI 144 Chelmsford, LLC, dated May 16, 2023.
10.7*	Offer of Employment to Stephen G. Daly, dated May 15, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.8*	Offer of Promotion to John F. Kober, dated May 23, 2019 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2019).
10.9*	MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.10*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on November 12, 2024).

10.11*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based and Performance-Based) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on November 14, 2022).

10.12*
Form of Restricted Stock Unit Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (Time-Based for Non-Employee Directors) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on April 29, 2021).

10.13*
Form of Restricted Stock Award Agreement under the MACOM Technology Solutions Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on November 14, 2022).

10.14*	MACOM Technology Solutions Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to our Proxy Statement on Schedule 14A filed on January 15, 2021).
10.15*
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
97.1**
MACOM Technology Solutions Holdings, Inc. Policy for Recoupment of Incentive Compensation, dated as of October 2, 2023 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 1, 2024).

101	The following material from the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 2, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags.
104	The cover page for the Annual Report on Form 10-K of MACOM Technology Solutions Holdings, Inc. for the fiscal year ended October 2, 2026, formatted in Inline XBRL and included as Exhibit 101.
*	Management contract or compensatory plan.
**	Management compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2026

MACOM TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Registrant

By:	/s/ Stephen G. Daly
Stephen G. Daly
President and Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2026.

Signature and Title	Signature and Title

/s/ Stephen G. Daly	/s/ Peter Chung
Stephen G. Daly	Peter Chung
President and Chief Executive Officer and Chair of the Board	Lead Independent Director
(Principal Executive Officer)
/s/ Charles Bland
Charles Bland
/s/ John F. Kober	Director
John F. Kober
Senior Vice President and Chief Financial Officer	/s/ Bryan Ingram
Bryan Ingram
(Principal Accounting and Financial Officer)	Director

/s/ Geoffrey Ribar
Geoffrey Ribar
Director

/s/ John Ritchie
John Ritchie
Director

/s/ Jihye Whang Rosenband
Jihye Whang Rosenband
Director

/s/ Murugesan Shanmugaraj
Murugesan Shanmugaraj
Director